Form 10QSB
period 2006-12-31
Action Fashions, Ltd.
filed 2007-02-16
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

ACTION FASHIONS, LTD.

Colorado	000-52413	20-4092640
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
P.O. Box 235472
Encinitas, CA 92024
(Address of principal executive offices)

(858) 229-8116
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act     Yes   No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of December 31, 2006, there were 545,900 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format: No

PART I

ITEM 1. FINANCIAL STATEMENTS

ACTION FASHIONS, LTD.

Page

Balance Sheets at December 31, 2006 (unaudited)	F-2

Statements of Operations for the nine months ended
December 31, 2006 (unaudited) and 2005 (unaudited),
the three months ended December 31, 2006 (unaudited)	F-3
and 2005 (unaudited)

Statement of Changes in Shareholders' Deficit for the year
ended March 31, 2006 and for the nine months
December 31, 2006 (unaudited)	F-4

Statements of Cash Flows for the nine months ended
December 31, 2006 (unaudited) and 2005 (unaudited),	F-5

Notes to Financial Statements	F-6

F-1

ACTION FASHIONS, LTD.
BALANCE SHEET

December 31, 2006
(Unaudited)
ASSETS

Current assets:
Cash	$132
Inventory	10,987
Total current assets	11,119

TOTAL ASSETS	$11,119

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,475
Income tax liability (Note 5)	557
Total current assets	2,032

Long-term Liabilities:
Note Payable to officer (Note 3)	475,000
Note Payable to affiliate (Note 3)	3,785

TOTAL LIABILITIES	480,817

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- and -0- shares issued and outstanding, respectively	—
Common stock, 500,000,000 shares authorized, no par value,
545,900 shares issued and outstanding	7,405
Retained deficit	(477,103)

TOTAL STOCKHOLDERS' DEFICIT	(469,698)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,119

See notes to the financial statements

F-2

ACTION FASHION, LTD.
STATEMENTS OF OPERATIONS

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Sales	$15,563	$11,546	$4,229	$6,677
Total revenues	15,563	11,546	4,229	6,677

Expenses:
Cost of Goods Sold	11,297	7,920	2,480	4,301
General and administrative	157	147	95	101
Total operating expenses	11,454	8,067	2,575	4,402

Income from operations	4,109	3,479	1,654	2,275

Provision for Income Taxes (Note 5)	0	0	0	0

NET INCOME	$4,109	$3,479	$1,654	$2,275

Basic income per common share	$0.01	$0.08	$0.01	$0.05
Diluted income per common share	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding - Basic	545,900	45,900	545,900	45,900
Weighted average common shares outstanding - Diluted	48,045,900	47,545,900	48,045,900	47,545,900

See notes to the financial statements
F-3

ACTION FASHION LTD
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the nine months ended December 31, 2006

	Common Stock			Total
			Retained	Stockholders'
	Shares	Amount	Deficit	Deficit

Balance at March 31, 2005	45,400	$2,400	$(482,400)	$(480,000)

Common shares issued to CEO as
payment for $5,000 in convertible debt	500,000	5,000	—	5,000

Common shares issued in exchange for services	500	5	—	5

Net income for the year ended
March 31, 2006	—	—	1,188	1,188

Balance at March 31, 2006	545,900	7,405	(481,212)	(473,807)

Net Income for the nine months ended
December 31, 2006 (unaudited)	—	—	4,109	4,109

Balance at December 31, 2006 (unaudited)	545,900	$7,405	$(477,103)	$(469,698)

See notes to the financial statements

F-4

ACTION FASHION, LTD.
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income to
net cash provided by operating activities:
Net Income	$4,109	$3,479
Changes in operating assets and liabilities:
Inventory	1,759	(13,221)
Bank overdraft	0
Accounts payable and accrued expenses	44	302

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,912	(9,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(7,192)	10,876

NET CASH USED IN FINANCING ACTIVITIES	(7,192)	10,876

NET CHANGE IN CASH	(1,280)	1,435

CASH BALANCES
Beginning of period	1,412	-
End of period	$132	$1,535

CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH ACTIVITIES
Inventory acquired for debt	$-	$19,000

See notes to the financial statements
F-5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this prospectus, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

The Company

Action Fashions, Ltd. is in the business of retail sports apparel sales. Our executive offices are located at, P.O. Box 235472, Encinitas, California, 92024. Our telephone number is (858) 229-8116. Our retail location is located at 2026 Lowe Street, Fort Collins, CO 80525.

We were originally incorporated under the laws of the State of Colorado on June 22, 1990, as U.S.A. Connection, Inc. Since inception, the Company had no business operations and lost its charter with the Colorado Secretary of State on April 1, 2004. The Company’s charter was reinstated on September 19, 2005 and on October 28, 2005, the Company filed the Articles of Amendment with the Colorado Secretary of State changing its name to Action Fashions, Ltd. The Company’s fiscal year end is March 31st.

The Business

We are a specialty retailer of exercise, gymnastics, and dance apparel including clothing, outfits, shoes and related accessories. Our retail outlet is presently within the facilities of G.K. Gymnastics, Inc., a dance and gymnastics school/studio located in Fort Collins, Colorado. By embedding our retail facilities internally at the school we have been able to market to a captive audience of dance and gymnastics students with minimal outside competition. Our goal is to expand the retail outlets from the current location to multiple dance and gymnastics schools throughout the country beginning with the State of Colorado.

Results of Operations

For the three months ended December 31, 2006, we had a net income from operations of $4,109 compared to $3,479 for the nine months ended December 31, 2005. This increase in profit is a result of increased sales attributed to increased enrolment in the gymnastic and dance school in which our facility is located. We have also reduced the outstanding balance on the note payable to an affiliate to $3,785 from $4,906 over the previous quarter.

We expect to increase sales and profit over the next 18 months due primarily to the upcoming summer Olympics in 2008 in Beijing. Historically, national interest in the summer Olympics has significantly increased enrolment in gymnastics schools throughout the United States. We anticipate that our sales will increase through the end of 2007 and though 2008 with the increased advertising of the summer Olympics and the anticipated increased enrolment in the gymnastic school facility in which our business is located.

Liquidity and Capital Resources

At December 31, 2006, we had cash of $132 compared to $100 at December 31, 2005. As at February 13, 2007, we have $ $2,103 cash on hand.

Plan of Operation

We currently have one retail outlet operating inside a gymnastics school located in Fort Collins, Colorado. Our short term goal is to open a second location in another gymnastic school located in Loveland, Colorado. Our long term goals are to expand into multiple retail outlets dance and gymnastics studios and schools throughout the county starting initially in the State of Colorado, followed by the in the western United States then expanding throughout the rest of the county. We currently have sufficient funds to operate our business in our current location for the next 12 months. We do not have sufficient funds to finance our expansion plans and intend to raise the necessary capital by conducting a private placement of our securities.

While most dance and gymnastics studios and schools do offer some retail sales of apparel, it is typically haphazard and unorganized. Our goal is to offer a pre-packaged program that will allow the studios and schools to offer their captive customers dance and gymnastics apparel from a small retail store within their existing facility without the cost and burden of establishing the retail store, seeking vendors and/or purchasing large amounts of inventory.

By locating our retail outlets internally at the facilities we are able to market to a captive audience of dance and gymnastics students with minimal outside competition. Our goal is to provide standardized, prepackaged and uniform exercise, gymnastics, and dance apparel retail outlets in existing locations. The exercise and gymnastics apparel industry is not an easy industry to break into. Many suppliers control the market for their products by limiting the retail outlets they supply to. We maintain close relationships with the suppliers of our clothing and accessories. By offering existing gyms a prepackaged business model, complete with existing clothing and accessory supply arrangements, we are able to provide the gyms the needed supply connections to existing clothing and accessory manufacturers. While our primary growth strategy will continue to be through organic growth, we would consider, under certain circumstances, franchising out operations.

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

Foreign Currency Transactions

None.

Number of total employees and number of full time employees.

We have two part-time staff workers. We do not have any fully time employees. We do not expect any significant changes in the number of our employees.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Description

3.1	Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990 (Attached as an exhibit to our Registration Statement on Form 10-SB filed on January 24, 2007).

3.2
Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006 (Attached as an exhibit to our Registration Statement on Form 10-SB filed on January 24, 2007).

3.3	Amended and Restated Bylaws dated December 30, 2005 (Attached as an exhibit to our Registration Statement on Form 10-SB filed on January 24, 2007).

4.1
June 1, 2005, Promissory Note in the amount of $19,000 made by the Company to G.K.’s Gym, Inc. as payment for assets (Attached as an exhibit to our Registration Statement on Form 10-SB filed on January 24, 2007).

4.2
December 6, 2003, Convertible Promissory Note in the amount of $480,000 made by the Company to Phillip E.Koehnke as payment under the terms of Mr. Koehnke’s employment agreement with the Company (Attached as an exhibit to our Registration Statement on Form 10-SB filed on January 24, 2007).

10.1	Employment agreement dated December 6, 2003, between the Company and Phillip E. Koehnke (Attached as an exhibit to our Registration Statement on Form 10-SB filed on January 24, 2007).

10.2	June 1, 2005, Asset Purchase Agreement by and between the Company and G.K.’s Gymnastics, Inc. (Attached as an exhibit to our Registration Statement on Form 10-SB filed on January 24, 2007).

23.1	Consent of Cordovano and Honeck LLP, dated January 16, 2007 (Attached hereto).
31.1	Certification of Phillip E. Koehnke pursuant to Rule 13a-14(a). (Attached hereto).

32.1	Certification of Phillip E. Koehnke pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Attached hereto).

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION FASHIONS, LTD.

/s/ Phillip E. Koehnke
By: Phillip E. Koehnke
Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Phillip E. Koehnke	President, Chief Executive Officer, Chief Financial Officer, Director	February 16, 2006
Phillip E. Koehnke