Form 10QSB/A
period 2006-12-31
Action Fashions, Ltd.
filed 2007-03-09
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A-1

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

PART I

ITEM 1. FINANCIAL STATEMENTS

ACTION FASHIONS, LTD.

Page

Balance Sheets at December 31, 2006 (unaudited)	F-2

Statements of Operations for the nine months ended
December 31, 2006 (unaudited), the period from June 1, 2005 through
December 31, 2005 (unaudited) and the three months
ended December 31, 2006 (unaudited) and 2005 (unaudited)	F-3

Statement of Changes in Shareholders' Deficit for the year
ended March 31, 2006 and for the nine months
December 31, 2006 (unaudited)	F-4

Statements of Cash Flows for the nine months ended
December 31, 2006 (unaudited) and 2005 (unaudited),	F-5

Notes to Financial Statements	F-6

F-1

ACTION FASHIONS, LTD.
BALANCE SHEET

December 31, 2006
(Unaudited)
ASSETS

Current assets:
Cash	$132
Inventory	10,987
Prepaid compensation	110,000
Total current assets	121,119

TOTAL ASSETS	$121,119

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,475
Note Payable to officer (Note 3)	475,000
Total current assets	476,475

Long-term Liabilities:

Note Payable to affiliate (Note 3)	3,785

TOTAL LIABILITIES	480,260

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- and -0- shares issued and outstanding, respectively	—
Common stock, 500,000,000 shares authorized, no par value,
545,900 shares issued and outstanding	7,405
Retained deficit	(366,546)

TOTAL STOCKHOLDERS' DEFICIT	(359,141)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$121,119

See notes to the financial statements

F-2

ACTION FASHION, LTD.
STATEMENTS OF OPERATIONS

	Nine Months Ended	June 1, 2005 through	Three Months Ended	Three Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Sales	$15,563	$11,546	$4,229	$6,677
Total revenues	15,563	11,546	4,229	6,677

Expenses:
Cost of Goods Sold	11,297	7,920	2,480	4,301
General and administrative	157	147	95	101
Compensation Expense	90,000	70,000	30,000	30,000
Total operating expenses	101,454	78,067	32,575	34,402

Income from operations	(85,891)	(66,521)	(28,346)	(27,725)

Provision for Income Taxes (Note 5)	0	0	0	0

NET INCOME	$(85,891)	$(66,521)	$(28,346)	$(27,725)

Basic income per common share	$(0.16)	$(1.45)	$0.01	$(0.60)
Diluted income per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding - Basic	545,900	45,900	545,900	45,900
Weighted average common shares outstanding - Diluted	48,045,900	47,545,900	48,045,900	47,545,900

See notes to the financial statements
F-3

ACTION FASHION LTD
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the nine months ended December 31, 2006

	Common Stock			Total
			Retained	Stockholders'
	Shares	Amount	Deficit	Deficit

Balance at March 31, 2005	45,400	$2,400	$(182,400)	$(180,000)

Common shares issued to CEO as
payment for $5,000 in convertible debt	500,000	5,000	—	5,000

Common shares issued in exchange for services	500	5	—	5

Net income for the year ended
March 31, 2006	—	—	(98,255)	(98,255)

Balance at March 31, 2006	545,900	7,405	(280,655)	(273,250)

Net Income for the nine months ended
December 31, 2006 (unaudited)	—	—	(85,891)	(85,891)

Balance at December 31, 2006 (unaudited)	545,900	$7,405	$(366,546)	$(359,141)

See notes to the financial statements

F-4

ACTION FASHION, LTD.
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	June 1, 2005 through
	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income to
net cash provided by operating activities:
Net Income	$(85,891)	$(66,521)
Changes in operating assets and liabilities:
Prepaid Expenses	90,000	70,000
Inventory	432	(511)
Bank overdraft	0
Accounts payable and accrued expenses	250	(2,954)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,791	14

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(6,071)	0

NET CASH USED IN FINANCING ACTIVITIES	(6,071)	0

NET CHANGE IN CASH	(1,280)	14

CASH BALANCES
Beginning of period	1,412	1,398
End of period	$132	$1,412

CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH ACTIVITIES
Inventory acquired for debt	$-	$19,000

See notes to the financial statements
F-5

Action Fashions, Ltd.
Notes to the Financial Statements

NOTE 1.  SUMMARY OF ACCOUNTING POLICIES

a. Organization

The Company was originally incorporated under the laws of the State of Colorado on June 22, 1990, as U.S.A. Connection, Inc. Since inception, the Company did not have business operations and it lost its charter with the Colorado Secretary of State on April 1, 2004. The Company began business operations on June 1, 2005 and its charter was reinstated on September 19, 2005. On October 28, 2005, the Company filed Articles of Amendment with the Colorado Secretary of State changing its name to Action Fashions, Ltd. The Company’s fiscal year end is March 31st. The Company’s executive offices are currently located at, P.O. Box 235472, Encinitas, California, 92024. The Telephone number is (858) 229-8116. The Company’s retail location is located at 2026 Lowe Street, Fort Collins, CO 80525.

b. Accounting Method

The Company’s policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles (“GAAP”). The company has elected a March 31, year-end.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents.

d. Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

e. Inventories

Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

f. Revenue Recognition

Revenue is recognized at the time of sale.

g. Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At March 31, 2006 and December 31, 2006, the Company had approximately 47,500,000 and 47,500,000 (unaudited), respectively, potentially dilutive common shares related to the convertible promissory note held by the CEO.

h. Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

i. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company has adopted SFAS No. 123 (R) in its period ending December 31, 2005. The Company has determined that the provisions of SFAS No. 123 (R) did not have any significant impact on its financial statement presentation or disclosures.

In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principals. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

The adoption of these pronouncements has not made a material effect on the Company’s financial position or results of operation.

j. Interim Financial Statements

In the opinion of management, the December 31, 2006 unaudited, interim financial statements include all adjustments which are necessary in order to make the financial statements not misleading.

NOTE 2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a limited operating history and limited funds. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The Company is dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plans to raise necessary funds via a private placement of its common stock to satisfy the expense requirements of the Company. There is no assurance that the Company will be able to raise necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully operate its business plan.
The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to meet our obligations on a timely basis, and, ultimately to attain profitability.

NOTE 3.	RELATED PARTY TRANSACTIONS

Employment Agreement

On December 6, 2003, the Company entered into a 48 month employment agreement, at a compensation rate of $10,000 per month, with Phillip E. Koehnke to act as our Director, President, Chief Executive Officer, Chief Financial Officer and Secretary. Payment under the terms of the employment agreement was secured by a convertible promissory note. We have charged the compensation expense ratably over the term of the employment agreement (48 months).

On December 6, 2003, the Company entered into a 48 month zero interest convertible promissory note with Phillip E. Koehnke as security for Mr. Koehnke’s employment agreement with the Company. Beginning on December 1, 2003 and ending on November 1, 2007, the Company is required to make monthly principal payments in the amount of $10,000 per month. At the option of the note holder, the monthly principal payments may be paid in cash or restricted shares of the Company’s common stock at a price per share equal to the Conversion Price equal to (i) $0.01 per share or, if the Company has its common stock trading in the public market, (ii) the current “Market Price,” which shall be equal to fifty percent (50%) of the average of the three lowest closing bid prices of the Company’s common stock as reported by the principal market for the thirty trading days preceding the date of conversion. The note contains an acceleration clause that, in the event of default, the entire outstanding principal of the note becomes due and payable and may be converted into restricted shares of the Company’s common stock at a price per share equal to the Conversion Price.

We have classified the entire note payable balance of $475,000 to current liabilities due to the acceleration clause included in the note.  Due to the acceleration clause and recording of the entire note payable balance, the difference between the note payable balance and the amount of compensation expense incurred through the respective periods has been capitalized to prepaid compensation in the financial statements.

The Company issued the CEO 500,000 shares of its restricted common stock during March 2006 in exchange for payment of $5,000 of the convertible note, which reduced the balance owed on the note to $475,000 as of March 31, 2006 and December 31, 2006 (unaudited).

Asset Purchase Agreement

On June 1, 2005, the Company entered into an Asset Purchase Agreement with G.K. Gymnastics, Inc. a Colorado corporation. Pursuant to the terms of the agreement, the Company purchased all items of inventory, the name, and all accounting records of the Action Fashions business division for a purchase price of $19,000.

On June 1, 2005, the Company entered into a 5 year, zero interest, promissory note with G.K. Gymnastics, Inc. The principal amount of the note is $19,000 and was used as payment for the Asset Purchase Agreement with G.K. Gymnastics, Inc. The Company paid $8,023 toward the note during the year ended March 31, 2006, which reduced the balance owed on the note to $10,977 as of March 31, 2006. The Company paid $7,192 (unaudited) toward the note during the period ended December 31, 2006, which reduced the balance owed on the note to $3,785 (unaudited).

Office Lease

On June 1, 2005, we entered into a lease with G.K.’s Gym, Inc. for our retail space. The lease ends on May 31, 2010. Monthly rent is $200 per month commencing on June 1, 2007.

Future minimum lease payments required under the arrangement are as follows:

March 31,	Amount

2007……………………………..	$-

2008……………………………..	2,000

2009……………………………..	2,400

2010……………………………..	2,400

2011……………………………...	400

$7,200

Legal Services

Legal counsel to the Company is a firm controlled by an Officer and Director of the Company.

NOTE 4.	STOCKHOLDERS’ DEFICIT

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2006 and December 31, 2006 (unaudited):

Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding.

Common stock, no par value; 500,000,000 shares authorized: 545,900 shares issued and outstanding.

Common Stock

On September 16, 2005, the Company issues 500 shares of its restricted common stock to Mike Keefe as payment for services as a resident agent in the state of Colorado.

On March 28, 2006, the Company issued its CEO 500,000 shares of its restricted common stock under the terms of the convertible promissory note. The shares were converted at a price of $0.01 per share.

NOTE 5.	INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

June 1, 2005
Through
March 31, 2006

U.S. statutory federal rate, graduated……………..........................	20.88%
State income tax rate, net of federal………………..........................	6.99%
Net operating loss (NOL) for which
no tax benefit is currently available…………….............................	-27.87%
0.00%

At March 31, 2006, deferred tax assets consisted of a net tax asset of $27,389, due to operating loss carryforwards of $98,255, which was fully allowed for, in the valuation allowance of $27,389. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the period from June 1, 2005 through March 31, 2006 totaled $27,389. The net operating loss carryforward expires through the year 2026.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

F-6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

The Company

Action Fashions, Ltd. is in the business of retail sports apparel sales. Our executive offices are located at, P.O. Box 235472, Encinitas, California, 92024. Our telephone number is (858) 229-8116. Our retail location is located at 2026 Lowe Street, Fort Collins, CO 80525.

We were originally incorporated under the laws of the State of Colorado on June 22, 1990, as U.S.A. Connection, Inc. Since inception, we did not have business operations and we lost our charter with the Colorado Secretary of State on April 1, 2004. We began business operations on June 1, 2005 and our charter was reinstated on September 19, 2005. On October 28, 2005, we filed Articles of Amendment with the Colorado Secretary of State changing our name to Action Fashions, Ltd. Our fiscal year end is March 31st.

The Business

We are an apparel company specializing in the retail sales of exercise, gymnastics, and dance apparel including clothing, outfits, shoes and related accessories. Our sole retail outlet is presently within the facilities of G.K. Gymnastics, Inc., a dance and gymnastics school/studio located in Fort Collins, Colorado. By embedding our retail facility internally at the school/studio we have been able to market to a captive audience of dance and gymnastics students with minimal outside competition. Our goal is to expand our retail outlet from the current location to multiple dance and gymnastics schools throughout the country beginning with the State of Colorado. Our auditors have expressed concern about our ability to continue as a going concern.

Business Strategy

Our retail location is presently located within the 30,000 square foot building of the G.K. Gymnastics, Inc. dance and gymnastics school/studio in Fort Collins, Colorado. The G.K. Gymnastics, Inc. facility has over 700 students, not including their families. These students and their families serve as our customer base.

Our retail location is situated near the main entrance of the G. K. Gymnastics, Inc. facility and has its own separate entrance. By embedding the retail facility internally at the school/studio we are able to market to a captive audience of dance and gymnastics students with minimal outside competition. We have found that the relationship between our retail store and the school/studio has both increased store sales and satisfied a consumer need for the studio/school and its members. In addition, our relationship with the school/studio gives us an advantage over our competitors because most sales outlets for dance and gymnastics apparel exist in larger sporting goods stores, department stores and a limited number of specialty athletic clothing stores. By focusing our sales inside the school/studio we can target our market when the customer enters and exits the school/facility and we believe we will be able to compete more efficiently with larger retail competitors. By placing our store front locations in areas of high target customer traffic with highly visible product placement and creative store displays, we hope to attract an increased customer sales base. Our staff are typically experienced dance and gymnastics instructors that are usually familiar with the customer and understand the customer’s needs.

Currently, we do not market outside our embedded facility. We conduct limited marketing and advertising, relying more on our individual store displays, embedded location and word-of-mouth to attract customers. Our product lines are supported by visual merchandising, which consists of window displays, table layouts and various promotions. This type of marketing is an important component of our marketing and promotion strategies since our embedded location provides significant target customer foot traffic.

In addition to our existing location in Fort Collins, Colorado, within the next 12 months, we plan to expand our business into 2 to 4 new locations in existing gymnastics and dance schools and studios in the state of Colorado. We estimate the cost for each location to be approximately $25,000 - $40,000 depending on the location, and plan on raising the funds by a private placement of our securities.

While some studios may already maintain in-store retail sales departments, these “stores” are usually poorly run, unorganized and not properly inventoried. Our standard, prepackaged and uniform exercise, gymnastics, and dance apparel retail outlets offer the school/studio owners a profit center without the headache and hassle of merchandizing, inventorying and returning products. By offering existing gyms a prepackaged business model, complete with existing clothing and accessory supply arrangements, we believe that we will be able to provide the gymnastics and dance studios the needed supply connections to existing clothing and accessory manufacturers.

Our goal is to offer a pre-packaged program that will allow the studios and schools to offer their captive customers dance and gymnastics apparel from a small retail store within their existing facility without the cost and burden of establishing the retail store, seeking vendors and/or purchasing large amounts of inventory.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this registration statement. This registration statement contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this registration statement.

The forward-looking events discussed in this registration statement, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Results of Operations

For the nine months ended December 31, 2006, we had a net loss from operations of $(85,891) compared to $(66,521) for the period from June 1, 2005 through December 31, 2005. This increased loss is a result of the increase compensation we paid for the nine months ended December 31, 2006. For the nine months ended December 31, 2006, we reduced the outstanding balance on the note payable to an affiliate to $3,785 from $10,977 as at March 31, 2006.

We expect to increase sales over the next 18 months due primarily to the upcoming summer Olympics in 2008 in Beijing. Historically, national interest in the summer Olympics has significantly increased enrolment in gymnastics schools throughout the United States. We anticipate that our sales will increase through the end of 2007 and though 2008 with the increased advertising of the summer Olympics and the anticipated increased enrolment in the gymnastic school facility in which our business is located.

Liquidity and Capital Resources

At December 31, 2006, we had cash of $132 compared to $1,412 at December 31, 2005. As at March 1, 2007, we have $2,103 cash on hand.

Future Goals

In the next 12 months, our goal is to expand into 2-4 locations in dance and gymnastics studios and schools in Colorado. In the event that expansion is successful, we plan on adding additional locations in Colorado followed by the western United States.

Following becoming a reporting company which we hope to achieve within the next 60 days, we plan on making a private placement of our securities to raise the funds for our initial expansion plans. The private placement should close within the next six (6) months and we have contacted a securities firm to assist us with the private placement. Assuming the private placement is successful, we plan on expanding into the Loveland, Colorado location during the second half of our fiscal year and opening in another 2-4 locations thereafter. The opening of additional locations is dependant upon sufficient financing and the identification of suitable gymnastic/dance school facilities. We anticipate that each new location will require approximately $25,000 - $40,000 to open depending upon the location.

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

Foreign Currency Transactions

None.

Number of total employees and number of full time employees.

We have two part-time staff workers. We do not have any fully time employees and do not expect to hire any full time employees. We do not expect any significant changes in the number of our employees.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. There were not any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.2
December 6, 2003, Convertible Promissory Note in the amount of $480,000 made by the Company to Phillip E. Koehnke as payment under the terms of Mr. Koehnke’s employment agreement with the Company (Attached as an exhibit to our Registration Statement on Form 10-SB filed on January 24, 2007).

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

Signatures	Title	Date

/s/ Phillip E. Koehnke	President, Chief Executive Officer, Chief Financial Officer, Director	March 9, 2007
Phillip E. Koehnke