Form 10QSB/A
period 2006-12-31
Action Fashions, Ltd.
filed 2007-05-03
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A-2

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

(858) 229-8116
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act
          Yes   No X

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

PART I

ITEM 1. FINANCIAL STATEMENTS

ACTION FASHIONS, LTD.

Page

Balance Sheets at December 31, 2006 (unaudited)	F-2

Statements of Operations for the nine months ended
December 31, 2006 (unaudited), the period from June 1, 2005 through
December 31, 2005 (unaudited) and the three months
ended December 31, 2006 (unaudited) and 2005 (unaudited)	F-3

Statement of Changes in Shareholders' Deficit from June 1, 2005 through March 31, 2006 and for the nine months
December 31, 2006 (unaudited)	F-4

Statements of Cash Flows for the nine months ended
December 31, 2006 (unaudited) and 2005 (unaudited),	F-5

Notes to Financial Statements	F-7

F-1

ACTION FASHIONS, LTD.
BALANCE SHEET

December 31, 2006
(Unaudited)
(As Restated)
(See Note 6)
ASSETS

Current assets:
Cash	$132
Inventory	10,987
Prepaid compensation	110,000
Total current assets	121,119

TOTAL ASSETS	$121,119

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,475
Note Payable to officer (Note 3)	475,000
Total current liabilities	476,475

Long-term Liabilities:
Note Payable to affiliate (Note 3)	3,785
TOTAL LIABILITIES	480,260

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	—
Common stock, 500,000,000 shares authorized, no par value,
545,900 shares issued and outstanding	7,405
Retained deficit	(366,546)

TOTAL STOCKHOLDERS' DEFICIT	(359,141)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$121,119

See notes to the financial statements

F-2

ACTION FASHION, LTD.
STATEMENTS OF OPERATIONS

	Nine Months Ended	June 1, 2005 through	Three Months Ended	Three Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(See Note 6)	(See Note 6)	(See Note 6)	(See Note 6)

Revenues:
Sales	$15,563	$11,546	$4,229	$6,677
Total revenues	15,563	11,546	4,229	6,677

Expenses:
Cost of Goods Sold	11,297	7,920	2,480	4,301
General and administrative	157	147	95	101
Compensation Expense	90,000	70,000	30,000	30,000
Total operating expenses	101,454	78,067	32,575	34,402

Loss from operations	(85,891)	(66,521)	(28,346)	(27,725)

Provision for Income Taxes (Note 5)	0	0	0	0

NET LOSS	$(85,891)	$(66,521)	$(28,346)	$(27,725)

Basic loss per common share	$(0.16)	$(1.45)	$(0.05)	$(0.60)
Diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic	545,900	45,900	545,900	45,900
Weighted average common shares outstanding - Diluted	48,045,900	47,545,900	48,045,900	47,545,900

See notes to the financial statements
F-3

ACTION FASHION LTD
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the nine months ended December 31, 2006

				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Deficit	Deficit
			(As Restated)	(As Restated)
			(See Note 6)	(See Note 6)

Balance at June 1, 2005	45,400	$2,400	$(182,400)	$(180,000)

Common shares issued to CEO as
payment for $5,000 in convertible debt	500,000	5,000	—	5,000

Common shares issued in exchange for services	500	5	—	5

Net income for the period ended
March 31, 2006	—	—	(98,255)	(98,255)

Balance at March 31, 2006	545,900	7,405	(280,655)	(273,250)

Net Income for the nine months ended
December 31, 2006 (unaudited)	—	—	(85,891)	(85,891)

Balance at December 31, 2006 (unaudited)	545,900	$7,405	$(366,546)	$(359,141)

See notes to the financial statements

F-4

ACTION FASHION, LTD.
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	June 1, 2005 through
	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
	(As Restated)	(As Restated)
	(See Note 6)	(See Note 6)

CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net income to
net cash provided by operating activities:
Net Income	$(85,891)	$(66,521)
Changes in operating assets and liabilities:
Prepaid Expenses	90,000	70,000
Inventory	432	(511)
Bank overdraft	0
Accounts payable and accrued expenses	250	(2,954)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,791	14

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(6,071)	0

NET CASH USED IN FINANCING ACTIVITIES	(6,071)	0

NET CHANGE IN CASH	(1,280)	14

CASH BALANCES
Beginning of period	1,412	1,398
End of period	$132	$1,412

CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH ACTIVITIES
Inventory acquired for debt	$-	$19,000

See notes to the financial statements
F-5

Action Fashions, Ltd.
Notes to Financial Statements

NOTE 1.  BASIS OF PRESENTATION

The accompanying interim financial statements of Action Fashions, Ltd. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-SB for the period ended March 31, 2006 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.
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

NOTE 6.	RESTATEMENT

The Company has restated its December 31, 2006 financial statements to correct an error in accounting for the convertible promissory note issued as security for the 48-month employment agreement entered into with its president, Mr. Phillip Koehnke (see Note 3). Originally, 100% of the debt and related employment expense was charged to the Company’s financial statements in 2004 due to an acceleration clause included in the convertible promissory note. As discussed in Note 3, the acceleration clause states that in the event of default the entire value of the note becomes due and payable. The note came into default during 2004 and the Company recorded the debt in its financial statements. However, because Mr. Koehnke earns his compensation at a rate of $10,000 per month, the December 31, 2006 financial statements were restated to record compensation expense at the rate of $10,000 per month, and the difference between the note payable and the compensation expense incurred has been capitalized to prepaid compensation expense.

The following schedules set forth the effects of the restatement discussed above. Amounts reflected “As Previously Reported” represent those amounts included in the Company’s initial Form 10-QSB, which included the December 31, 2006 financial statements.

Balance Sheet
December 31, 2006

	As
	Previously
	Reported	Adjustment	As Restated

Prepaid Compensation	$0	$110,000	$110,000

Total Current Assets	$11,119	$110,000	$121,119

Total Assets	$11,119	$110,000	$121,119

Income Tax Liability	$557	$(557)	$0

Total Current Liabilities	$2,032	$474,443	$476,475

Total Liabilities	$480,817	$(557)	$480,260

Retained Deficit	$(477,698)	$111,152	$(366,546)

Total Stockholders’ Deficit	$(469,698	$110,557	$(359,141)

Total Liabilities and Stockholders’ Deficit	$11,119	$110,000	$121,119

Statement of Operations
December 31, 2006

	As
	Previously
	Reported	Adjustment	As Restated
Nine Months Ended December 31, 2006:

Compensation Expense	$0	$90,000	$90,000

Total Operating Expenses	$11,454	$90,000	$101,454

Income/Loss from Operations	$4,109	$(90,000)	$(85,891)

Net Income/Loss	$4,109	$(90,000)	$(85,891)

Basic income/loss per common share	$0.01	$(0.17)	$(0.16)

Three Months Ended December 31, 2006:

Compensation Expense	$0	$30,000	$30,000

Total Operating Expenses	$2,575	$30,000	$32,575

Income/Loss from Operations	$1,654	$(30,000)	$(28,346)

Net Income/Loss	$1,654	$(30,000)	$(28,346)

Basic income/loss per common share	$0.00	$(0.05)	$(0.05)

Changes in Statement of Stock Holders’ Deficit
December 31, 2006

	As
	Previously
	Reported	Adjustment	As Restated

Net income for the nine months ended December 31, 2006 (unaudited)	$4,109	$(90,000)	$(85,891)

Balance at December 31, 2006 (unaudited)
Retained Deficit	$(477,103)	$110,557	$(366,546)

Total Stockholders’ Deficit………………………………………………	$(469,698)	$110,557	$(359,141)

Statements of Cash Flows
December 31, 2006

	As
	Previously
	Reported	Adjustment	As Restated

Net Income/Loss	$4,109	$(90,000)	$(85,891)

Prepaid Expenses	$0	$90,000	$90,000

Inventory	$1,759	$(1,327)	$432

Accounts Payable and accrued Expenses	$44	$206	$250

Net Cash Provided by Operating Activities	$5,912	$(1,121)	$4,791

Principal payments on notes payable	$(7,192)	$1,121	$(6,071)

Net Cash Flows Used in Financing Activities	$(7,192)	$1,121	$(6,071)

F-7

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

We began operations on June 1, 2005, via an arms length asset purchase agreement with G.K. Gymnastics, Inc. Pursuant to the asset purchase agreement, we purchased the retail inventory of G.K. Gymnastics, Inc. for a total purchase price of $19,000 which was wholesale value of the goods purchased. The $19,000 purchase price was paid for with a five year, zero interest, $19,000 promissory note.

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

Our retail location is situated near the main entrance of the G. K. Gymnastics, Inc. facility and has its own separate entrance. By embedding the retail facility internally at the school/studio we are able to market to a captive audience of dance and gymnastics students with minimal outside competition. We have found that the relationship between our retail store and the school/studio has both increased store sales and satisfied a consumer need for the studio/school and its members. In addition, we believe that our relationship with the school/studio gives us an advantage over our competitors because most sales outlets for dance and gymnastics apparel exist in larger sporting goods stores, department stores and a limited number of specialty athletic clothing stores. By focusing our sales inside the school/studio we can target our market when the customer enters and exits the school/facility and we believe we will be able to compete more efficiently with larger retail competitors. By placing our store front locations in areas of high target customer traffic with highly visible product placement and creative store displays, we hope to attract an increased customer sales base. Our staff are typically experienced dance and gymnastics instructors that are usually familiar with the customer and understand the customer’s needs.

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

We have found that many schools and studios throughout the country already maintain in-store retail sales departments. However, these “stores” are usually poorly run, unorganized and not properly inventoried. Our goal is to offer school/studio owners a profit center without the headache and hassle of merchandizing, inventorying and returning products.

In addition to our existing location in Fort Collins, Colorado, within the next 12 months, we plan to expand our business into 2 to 4 new locations in existing gymnastics and dance schools and studios in the state of Colorado.
Our goal is to offer other gymnastic and dance schools a “pre-packaged” retail store whereby we will design and construct small retail outlets within the school/studio, supply the inventory on an ongoing basis and train the school/studio’s existing staff to sell the products. We will split the profits from the sales with the school/studios on a negotiated basis pursuant to contractual agreements. The pre-packaged program that will allow the studios and schools to offer their captive customers dance and gymnastics apparel from within their existing facility without the cost and burden of establishing the store, seeking vendors and/or purchasing large amounts of inventory. We estimate the cost for each location to be approximately $25,000 - $40,000 depending on the location, and plan on raising the funds by a private placement of our securities.

Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions. Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

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

For the period from June 1, 2005 through March 31, 2006, we had revenues of $14,984, operating expenses of $113,239 and an operating loss of $(98,255.) For the period from June 1, 2005 through December 31, 2005, we had revenues of $11,546, operating expenses of $78,067 and an operating loss of $(66,521). Although our sales were relatively stable for the two periods, there was a slight increase in revenues for the period ending March 31, 2006. We attribute this slight increase in revenues as relating to seasonal factors. The slight increase in our sales were offset by an increase in our cost of goods for this period. We attribute the increase in cost of goods to minor increases on the wholesale prices of our inventory. The increased overall loss from operations for the period ending March 31, 2006, resulted mainly from the increased compensation expense accounted for in regard to payments to Mr. Phillip E. Koehnke, our sole officer and director.

For the nine months ended December 31, 2006, our revenues and cost of goods were relatively stable. However, we accounted for a net loss from operations of $(85,891) compared to $(66,521) for the period from June 1, 2005 through December 31, 2005. This increased loss is primarily a result of an increased compensation expense to Mr. Phillip E. Koehnke, our sole officer and director.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our sole officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. There were not any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Employment agreement dated December 6, 2003, between the Company and Phillip E. Koehnke (Attached as an exhibit to our Registration Statement on Form 10-SB filed on January 24, 2007).

10.2	June 1, 2005, Asset Purchase Agreement by and between the Company and G.K.’s Gymnastics, Inc. (Attached as an exhibit to our Registration Statement on Form 10-SB filed on January 24, 2007).

31.1	Certification of Phillip E. Koehnke pursuant to Rule 13a-14(a). (Attached hereto).

31.2	Certification of Phillip E. Koehnke pursuant to Rule 13a-14(a). (Attached hereto).

32.1	Certification of Phillip E. Koehnke pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Attached hereto).

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

Signatures	Title	Date

/s/ Phillip E. Koehnke	President, Chief Executive Officer, Chief Financial Officer, Director	May 2, 2007
Phillip E. Koehnke