Form 10KSB
period 2007-03-31
Action Fashions, Ltd.
filed 2007-06-29
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-52413

ACTION FASHIONS, LTD
(Name of small business issuer as specified in its charter)

Colorado	20-4092640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 235472 Encinitas, CA 92024 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:   (858) 229-8116
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  $.001 par value common stock
___________________

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [ X ]

The issuer’s revenues for the most recent fiscal year were $21,907

The aggregate market value, based upon par value, of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,450 as of June 29, 2007. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 135,025,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 29, 2007, there were 136,475,000 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

PART I

Item 1. Description of Business

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

General Market

The gymnastics and dance markets continue to grow each year in the United States. According to the website (www.usa-gymnastics.org) of USA Gymnastics, the sole national governing body for the sport of artistic and rhythmic gymnastics in the United States, USA Gymnastics currently maintains a grass roots membership base of approximately 3,000,000 recreational gymnasts, 85,000 competitive gymnasts, 15,000 professional members and 4,000 gymnastic clubs in throughout the United States. General public interest for gymnastics has continued to maintain record highs over the last few years and Gymnastics continues to be the most popularly viewed Olympic sport. Over 40 million households tuned into USA gymnastics telecasts on NBC Sports during the 2000 Olympic season. (Source: www.usa-gymnastics.org). Dance studios and schools as well continue to maintain a significant presence. The US Census Bureau’s 2002 Economic Census reported approximately 6,504 dance schools in the United States.

Merchandise/Product

We focus on dance and gymnastics clothing and accessories. These items are distinguished from normal women’s apparel in that dance and gymnastics apparel must be comfortable and provide freedom of movement. Dancers and gymnasts need clothes made from fabrics that breathe, are quick drying and transport moisture away from the skin, to keep them dry and comfortable during intense workouts and performances.

We currently maintain distribution, consignment or similar wholesale supply relationships with the following manufacturers of dance and gymnastics apparel. These relationships allow us to buy products at wholesale, team and quantity discount prices.

▪
Capezio (Ballet Makers, Inc.) - Ballet Makers Incorporated is one of the leading manufactures of clothing for the performer in dance, theater and recreation. For over 100 years, they have been committed to providing exceptional service to customers with innovative, quality products and services, while continuously advancing market research and technologies (Source: ).

▪
Elite Sportswear GK - Elite Sportswear GK is a well recognized manufacturer of gymnastics apparel around the world. Elite Sportswear is recognized around the globe for superior quality, styling, and fit, and friendly, knowledgeable customer service. With the release of ten catalogs a year and Custom Design Services, Elite Sportswear offers more Workout and Team apparel choices than anyone else. Since 2000, Elite Sportswear in affiliation with Addidas America has been manufacturing the United States National, World, and Olympic Team Apparel (Source: www.gk-elitesportswear.com).

▪
Tighe Industries - Tighe designs, manufactures, and markets garments designed for dance recitals, gymnastics schools, cheerleaders, and drill teams. Tighe Industries, located in York, Pennsylvania, is a company with a global focus. With sales representatives in Japan, the United Kingdom, Ireland, Iceland and Germany, Tighe has become a world leader in producing dance costumes and gymnastics apparel. Olympic teams from around the world continue to compete in garments designed and produced by Tighe associates. Specialized lines like Curtain Call Spirit have made tremendous inroads into the world of professional sports, outfitting cheerleading squads for teams like the NBA’s Dallas Mavericks and Cleveland Cavaliers and the NFL’s Philadelphia Eagles and Buffalo Bills. Tighe Industries has also provided the costumes for the extravagant Orange and Sugar Bowl halftime shows (Source: www.tighe.com).

▪
Gibson, Inc. - For over 30 years Gibson has provided Gymnastics, Fitness, Dance and Stretch Apparel to individuals and public and private institutions concerned about quality when purchasing athletic equipment and supplies. Gibson is one of the largest manufacturers of innovative dance and stretch clothing in the United States and a leading provider of AAI American competitive gymnastics equipment. Gibson markets products to Schools, Universities, private gym clubs, dance studios, Parks and Recreation departments, YMCAs and individuals. Gibson manufactures and sources equipment from around the world and throughout the U. S. in order to provide customers with the best equipment and supplies available (Source: ).

▪
Foxy’s Fitness Fashions - Foxy's Fitness Fashions is a manufacturer and retailer of gymnastic apparel which has been in the business for almost two decades. The company specializes in design, specialty fabrics, quality and fit. The company’s leotards are made in the USA and are sized true to actual clothing sizes which makes for a better fit. The company offers six different sizes for children and five different sizes for adults. Foxy’s Fitness Fashions offers a consignment program to us and other retailers (Source: ).

We purchase our entire inventory from the above suppliers and manufacturers. We do not own or operate any manufacturing facilities. We believe that we have established sufficient relationships with these suppliers and manufactures to meet our ongoing and future inventory needs. We do not have long-term contracts with the suppliers and manufactures and we transact business principally on account on an order-by-order basis.
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

Competitive Business Conditions

The retail gymnastics and dance apparel industry is competitive and highly fragmented with no standout industry leaders. This type of apparel is usually sold though sporting goods stores, department stores and a limited number of specialty athletic clothing stores. We believe our target customers choose to purchase apparel based on the following factors: style and fashion, fit and comfort, customer service, shopping convenience and environment and value and we believe that we have advantages over our competitors in meeting these needs. Specifically, by locating our store within dance and gymnastics studios, we are able to make the sale immediately before or after the customer participates in the activity in which the apparel is used.

We experience the normal seasonal pattern of the retail apparel industry with our peak sales occurring during the Christmas, back-to-school and spring periods. In addition, we also experience additional sales and interest increases in cyclical periods surrounding the Summer Olympics. To keep merchandise fresh and fashionable, slow-moving merchandise is marked down throughout the year.

Distribution Methods of the Products

We currently market our products to a limited captive market based on our current location. Products are sold on site with little distribution and shipping costs. We project revenue increase from future expansion by adding additional retail outlets in various target market areas throughout the country. There is no assurance of the revenue increase from future expansion or that expansion will occur at all.

Our sole officer/director holds 98% of the outstanding shares and exercises control of the company.

Our sole officer/director, Phillip E. Koehnke, holds 98% of the outstanding shares and exercises control of the company. Accordingly, our other shareholders will have little or no control of the company.

Dependence on One or a Few Major Customers

We are highly dependent on our customer base derived from the location of our facility. By its nature, our competitive advantage of our internal store location places us at the mercy of the studios/schools where our facility is or will be located. In the event the studio/school ceases operations or loses its facility, we may lose a key retailer and major customer supplier.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

We do not have any designs which are copyrighted, trademarked or patented.

Effect of existing or probable governmental regulations on the business

The effects of existing or probable government regulations are minimal.

Research and Development

We do not foresee any immediate future research and development costs.

Costs and effects of compliance with environmental laws

The expense of complying with environmental regulations is of minimal consequence.

Number of total employees and number of full time employees.

We have two part-time staff workers. We do not have any full time employees and do not expect to hire any new employees within the next 12 months. Mr. Koehnke is our sole officer and director.

Item 1a. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this registration statement before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks.

We have a limited operating history and may not succeed.

We have a limited operating history and may not succeed. Our plans and businesses are “proposed” and “intended” but we may not be able to successfully implement them. Our primary business purpose is the expansion of our retail sports apparel sales business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the operation of our business. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

Our sole officer/director holds 98% of the outstanding shares and exercises control of the company.

Our sole officer/director, Phillip E. Koehnke, holds 98% of the outstanding shares and exercises control of the company. In addition, Mr. Koehnke is our sole employee. Accordingly, our other shareholders will have little or no control of the company.

We may have insufficient funds to implement our expansion strategy.

Our expansion strategy will require additional capital for, among other purposes, opening new and relocated stores, renovating existing stores and entering new markets, including researching existing and new real estate and consumer markets, lease costs, inventory, property and equipment, integration of new stores and markets into company-wide systems and programs and other costs associated with new store, renovated and relocated store and market entry expenses and growth. If cash generated internally is insufficient to fund capital requirements, or if funds are not available, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our expansion, renovation and relocation strategies by reducing or delaying capital expenditures relating to new stores, renovated and relocated stores and new market entry, selling assets or restructuring or refinancing our indebtedness. As a result, there can be no assurance that we will be able to fund our current plans for the opening of new stores, the expansion, renovation and relocation of existing stores or entry into new markets.

Customer tastes and fashion trends are volatile and may prove difficult to respond to.

Our success depends in part on our ability to effectively predict and respond to changing fashion tastes and consumer demands, and to translate market trends into appropriate, saleable product offerings far in advance. If we are unable to successfully predict or respond to changing styles or trends and misjudge the market for our products or any new product lines, our sales will be lower and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response, we may be forced to rely on additional markdowns or promotional sales to dispose of excess, slow-moving inventory, which may have a material adverse effect on our business, financial condition and results of operations.

Existing and increased competition in the specialty retail apparel business may reduce our net revenues, profits and market share.

The specialty retail apparel business is highly competitive. Our retail segment competes against a wide variety of small, independent specialty stores as well as department stores, national specialty chains and catalog and Internet-based retailers. In addition, some of our suppliers offer products directly to consumers. Many of our competitors are considerably larger and have substantially greater financial, marketing and other resources than we have. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

A downturn in the economy may affect consumer purchases of discretionary items and could harm our operating results.

In general, our sales represent discretionary spending by our customers. Discretionary spending on our products is affected by many factors, including, among others:

▪	general business conditions;
▪	interest rates;
▪	inflation;
▪	consumer debt levels;
▪	the availability of consumer credit;
▪	the number of new and second home purchases;
▪	taxation;
▪	energy prices;
▪	unemployment trends; and
▪	other matters that influence consumer confidence and spending.

Purchases of discretionary items, including the products we sell, could decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. If this occurs, our operating results could suffer.

If we are unable to maintain the profitability of our existing store and profitably open and operate new stores, we may not be able to adequately implement our growth strategy, which may adversely affect our overall operating results.

Our planned growth depends, in part, on our ability to maintain the profitability of our existing store and to open new stores. There can be no assurance, however, that we will be able to identify and obtain favorable store sites, arrange favorable leases for stores, obtain governmental and other third-party consents, permits and licenses needed to expand or operate stores, construct or refurbish stores, open stores in a timely manner, or hire, train and integrate qualified sales associates in those stores. If we are unable to profitably open and operate stores and maintain the profitability of our existing stores, we may not be able to adequately implement our growth strategy, which may adversely affect our overall operating results.

Requirements associated with being a public company will require significant company resources and management attention.

Prior to this offering, we had not been subject to the reporting requirements of the Securities Exchange Act of 1934, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We are working with independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

In addition, compliance with reporting and other requirements applicable to public companies such as Sarbanes Oxley will create additional costs for us, will require the time and attention of management and will require the hiring of additional personnel and outside consultants. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact on our management's attention to these matters will have on our business.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Our planned growth, if any, together with our added obligations of being a public company may strain our business infrastructure, which could adversely affect our operations and financial condition.

If we grow, we will face the risk that our existing resources and systems may be inadequate to support our growth. We may also face new challenges, including an increase in information to be processed by our management information systems and diversion of management attention and resources away from existing operations and towards the opening of new and relocated stores and new markets. Our current growth strategy will require us to increase our management and other resources over the next few years. In particular, heightened new standards with respect to internal accounting and other controls, as well as other resource-intensive requirements of being a public company, may further strain our business infrastructure. If we are unable to manage our planned growth and maintain effective controls, systems and procedures, we would be unable to efficiently operate and manage our business and may experience errors or information lapses affecting our public reporting, either of which could adversely effect our operations and financial condition.

We depend on a number of suppliers and any failure by any of them to supply us with products may impair our inventory and adversely affect our ability to meet customer demands, which could result in a decrease in net sales.

We typically do not maintain long-term purchase contracts with suppliers, but instead operate principally on a purchase order basis. Our current suppliers may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new suppliers to ensure delivery of products in a timely manner or on terms acceptable to us. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Our business could also be adversely affected if there were delays in product shipments to us due to freight difficulties, financial difficulties with our major suppliers, delays due to the difficulties of our suppliers involving strikes or other difficulties at their principal transport providers or otherwise. We are also dependent on suppliers for assuring the quality of merchandise supplied to us. Our inability to acquire suitable merchandise in the future or the loss of one or more of our suppliers and our failure to replace them may harm our relationship with our customers and our ability to attract new customers, resulting in a decrease in net sales.
Costs of legal matters and regulation could exceed estimates and adversely affect our business.

We may become parties to a number of legal and administrative proceedings involving matters pending in various courts or agencies. These include proceedings associated with facilities currently or previously owned, operated or leased by us and include claims for personal injuries and property damages. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to legal matters and other contingencies.

Any projections used in this registration statement may not be accurate and our actual performance may not match or approximate the projections.

Any and all projections and estimates contained in this registration statement or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

Our estimates may prove to be inaccurate and future net cash flows are uncertain. Any significant variance from these assumptions could greatly affect our estimates.

Our estimates of both future sales and the timing of development expenditures are uncertain and may prove to be inaccurate. We also make certain assumptions regarding net cash flows and operating costs that may prove incorrect when judged against our actual experience. Any significant variance from these assumptions could greatly affect our estimates of future net cash flows and our ability to borrow under our credit facility.

We require substantial capital requirements to finance our operations. Our inability to obtain financing will adversely impact our business.

We will require additional capital for future operations. We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

▪	cash provided by operating activities;
▪	available cash and cash investments; and
▪	capital raised through debt and equity offerings.

The uncertainties and risks associated with future performance and revenues will ultimately determine our liquidity and our ability to meet anticipated capital requirements. If declining prices cause our anticipated revenues to decrease, we may be limited in our ability to replace our inventory. As a result, our production and revenues would decrease over time and may not be sufficient to satisfy our projected capital expenditures. We may not be able to obtain additional financing in such a circumstance.

Our stock price could be extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid for them.

Before this offering there has not been a public market for our common stock, and an active public market for our common stock may not develop or be sustained after this offering. Further, the market price of our common stock may decline below the price you paid for your shares.

Among the factors that could affect our stock price are:

▪	industry trends and the business success of our vendors;
▪	actual or anticipated fluctuations in our quarterly financial and operating results, including our comparable store sales;
▪	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;
▪	strategic moves by our competitors, such as product announcements or acquisitions;
▪	regulatory developments;
▪	litigation;
▪	general market conditions;
▪	other domestic and international macroeconomic factors unrelated to our performance; and
▪	additions or departures of key personnel.

The stock market has from time to time experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These kinds of broad market fluctuations may adversely affect the market price of our common stock.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock.

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference - a pre-set distribution in the event of a liquidation - that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

We do not anticipate paying dividends on our capital stock in the foreseeable future.

We do not anticipate paying any dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the growth of our business. In addition, the terms of the instruments governing our existing debt and any future debt or credit facility may preclude us from paying any dividends.

Cautionary Statement Concerning
Forward-Looking Statements

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

Item 2. Description of Property

Real Property

At present, we do not own any property. Our retail operation is located in a leased facility. We have local access to all commercial freight systems. The current retail facility is approximately 300 square feet. This facility contains both the administrative/sales offices and retail floor sections. The current lease runs until May 31, 2010. The retail facility is located at 2026 Lowe St, Fort Collins, CO 80525. We lease this facility on a monthly basis for $200 per month.

Item 3. Legal Proceedings

Currently, we are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

On January 25, 2007, a majority of our shareholders approved the resolution of our board of directors to amend our articles of incorporation to forward split our common stock on a 250 for 1 basis.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market information

There is no public trading market for our securities. Currently, there are 47,500,000 shares of our common stock issuable upon conversion of outstanding convertible securities held in the name of an affiliate and 1,450,000 shares of our common stock which can be sold by non-affiliates pursuant to Rule 144 of the Securities Act.
Holders

We have approximately 36 holders of record of our common stock.
Dividends

We have not declared any cash dividends on any class of our securities and we do not have any restrictions that currently limit, or are likely to limit, our ability to pay dividends now or in the future.

Securities authorized for issuance under equity compensation plans

We do not have any securities authorized for issuance under equity compensation plans.

Item 6. Management’s Discussion and Analysis

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

Critical Accounting Policies

The Company’s policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles. The company has elected a March 31, year-end.

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents.

Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

Revenue is recognized at the time of sale.

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

Results of Operations

For the year ended March 31, 2007, we had revenues of $21,907, operating expenses of $138,105 and an operating loss of ($116,198) The slight increase in revenues for the year ended March 31, 2007 was due primarily to accounting for the entire year over the previous year reported which included just 10 months. The slight increase in our sales were offset by an increase in our cost of goods and operating expenses for the year. We attribute the increase in cost of goods to minor increases on the wholesale prices of our inventory. The increased overall loss from operations for the year ended March 31, 2007, resulted mainly from the increased compensation expense accounted for in regard to payments to Mr. Phillip E. Koehnke, our sole officer and director.

We expect to increase sales over the next 18 months due primarily to the upcoming summer Olympics in 2008 in Beijing. Historically, national interest in the summer Olympics has significantly increased enrolment in gymnastics schools throughout the United States. We anticipate that our sales will increase through the end of 2007 and though 2008 with the increased advertising of the summer Olympics and the anticipated increased enrollment in the gymnastic school facility in which our business is located.

Liquidity and Capital Resources

At March 31, 2007, we had cash of $5,861 compared to $1,412 at March 31, 2006. As at June 29, 2007, we have $1,719 cash on hand.

Future Goals

    In the next 12 months, our goal is to expand into 2-4 locations in dance and gymnastics studios and schools in Colorado. In the event that expansion is successful, we plan on adding additional locations in Colorado followed by the western United States.

    We recently became a reporting company with the SEC, our next goal is to make a private placement of our securities to raise the funds for our initial expansion plans. The private placement should close within the next 12 months and we have contacted a securities firm to assist us with the private placement. Assuming the private placement is successful, we plan on expanding into the Loveland, Colorado location during the second half of our fiscal year and opening in another 2-4 locations thereafter. The opening of additional locations is dependant upon sufficient financing and the identification of suitable gymnastic/dance school facilities. We anticipate that each new location will require approximately $25,000 - $40,000 to open depending upon the location.

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

Foreign Currency Transactions

None.

Item 7. Financial Statements

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our most recently completed year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our sole officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. There were not any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

On January 25, 2007, a majority of our shareholders approved the resolution of our board of directors to amend our articles of incorporation to forward split our common stock on a 250 for 1 basis.

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) Of The Exchange Act

The following table sets forth, as of the date of this registration statement, the name, age and position of our sole director/executive officer.

NAME	AGE	POSITION

Phillip E. Koehnke	44	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director

The background of our sole director/executive officer is as follows:

Phillip E. Koehnke

Mr. Koehnke is an attorney with over 14 years of experience. His practice has focused on business law and corporate finance. Mr. Koehnke attended Colorado State University on a wrestling scholarship where he graduated with honors with a Bachelors of Science. He then obtained his J.D. from the University of Washington School of Law in 1992. From 1997 through 2001, Mr. Koehnke served as corporate counsel for Tradeway Securities Group, Inc. based in Carlsbad, California. From 2001 to 2003, Mr. Koehnke acted as corporate counsel for Finance 500, Inc. based in Irvine, California. From 2003 to the present, Mr. Koehnke operates a sole practitioner law practice providing legal services to small to midsize private companies and NASD broker dealers. Mr. Koehnke also represents several public companies assisting them with their financing, SEC reporting and general corporate matters. Mr. Koehnke is licensed to practice law in the states of California and Colorado.

Information about our Board and its Committees.

Audit Committee

We currently do not have an audit committee although we intend to create one as the need arises. Currently, our Board of Directors serves as our audit committee.

Compensation Committee

We currently do not have a compensation committee although we intend to create one as the need arises. Currently, our Board of Directors serves as our Compensation Committee.

Advisory Board

We currently do not have an advisory board although we intend to create one as the need arises.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2007, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

Effective February 22, 2006, our board of directors adopted the Action Fashions, Ltd. Code of Business Conduct and Ethics. The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics. We will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at: P.O. Box 235472, Encinitas, CA 92024.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to our Chief Executive Officer, which is our sole executive officer, for services rendered, and to be rendered:

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Phillip E. Koehnke	2006	120,000(1)	0	0	0	0	0	(2)	$475,000(3)
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2005	120,000(1)	0	0	0	0	0	0	0

(1) Under the terms of the Mr. Koehnke’s employment agreement, Mr. Koehnke is entitled to receive an annual base salary of $120,000. To date, Mr. Koehnke has not received any cash compensation under the terms of his employment agreement with the Company.

(2) Mr. Koehnke’s employment agreement was secured by a zero interest convertible promissory note in the amount of $480,000. Under the terms of the note, the note became fully due and payable as of 2005. In March 2006, Mr. Koehnke converted $5,000 of the note into shares of our common stock. The remaining $475,000 of the promissory note is due and payable as of the date of this registration statement.

(3) Represented by a zero interest convertible promissory note in the amount of $475,000 payable to Mr. Koehnke. To date, Mr. Koehnke has not received any cash compensation under the terms of the note.

Employment Agreement

On December 6, 2003, we entered into a 48 month employment agreement, at a compensation rate of $10,000 per month, with Phillip E. Koehnke to act as our Director, President, Chief Executive Officer, Chief Financial Officer and Secretary. The agreement terminates on December 6, 2007 with an optional 12 month extension. Payment under the terms of the employment agreement was secured by a convertible promissory note.

Compensation of Director

We currently do not compensate our director. In the future, we may compensate our current director or any additional directors for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may request certain members of the board of directors to perform services on our behalf. In such cases, we will compensate the directors for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 135,025,000 issued and outstanding shares of our common stock as of June 29, 2007, by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Phillip E. Koehnke (1)	135,025,000	98%

Total	135,025,000	98%

(1) The address is PO Box 235472, Encinitas, California 92024.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this registration statement and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this registration statement.

Item 12. Certain Relationships and Related Transactions.

We have not entered into any material transactions with related parties in the past two years.

Transactions with Promoters

None.

Item 13. Exhibits.

Exhibit #	Description

3.1	Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990 (Filed as an exhibit to our registration statement on Form 10-SB file on January 24, 2007).

3.2
Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006 (Filed as an exhibit to our registration statement on Form 10-SB file on January 24, 2007).

3.3	Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007 (attached hereto).

3.4	Amended and Restated Bylaws dated December 30, 2005 (Filed as an exhibit to our registration statement on Form 10-SB file on January 24, 2007).

4.1
June 1, 2005, Promissory Note in the amount of $19,000 made by the Company to G.K.’s Gym, Inc. as payment for assets (Filed as an exhibit to our registration statement on Form 10-SB file on January 24, 2007).

4.2
December 6, 2003, Convertible Promissory Note in the amount of $480,000 made by the Company to Phillip E. Koehnke as payment under the terms of Mr. Koehnke’s employment agreement with the Company (Filed as an exhibit to our registration statement on Form 10-SB file on January 24, 2007).

10.1	Employment agreement dated December 6, 2003, between the Company and Phillip E. Koehnke (Filed as an exhibit to our registration statement on Form 10-SB file on January 24, 2007).

10.2	June 1, 2005, Asset Purchase Agreement by and between the Company and G.K.’s Gymnastics, Inc. (Filed as an exhibit to our registration statement on Form 10-SB file on January 24, 2007).

14.1	Code of Ethics (Attached hereto).

31.1	Certification of Phillip E. Koehnke, pursuant to Rule 13a-14(a) (Attached hereto).

31.2	Certification of Phillip E. Koehnke, pursuant to Rule 13a-14(a) (Attached hereto).

32.1	Certification of Phillip E. Koehnke, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached hereto).

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Cordovano and Honeck, LLP as our auditors for the year ended March 31, 2007.

Audit Fees

               Cordovano and Honeck, LLP billed us $9,900 in audit fees during the year ended March 31, 2007.

Audit-Related Fees

  We did not pay any fees to Cordovano and Honeck, LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal year ending March 31, 2007.

Tax and All Other Fees

We did not pay any fees to Cordovano and Honeck, LLP for tax compliance, tax advice, tax planning or other work during our fiscal year ending March 31, 2007.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Cordovano and Honeck, LLP, and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2007, and for the year then ended, none of the hours expended on Cordovano and Honeck, LLP’s engagement to audit those financial statements were attributed to work by persons other than Cordovano and Honeck, LLP’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACTION FASHIONS, LTD. /s/ Phillip E. Koehnke By: Phillip E. Koehnke Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Phillip E. Koehnke Phillip E. Koehnke	Director, President, Chief Executive Officer, and Chief Financial Officer	June 29, 2007

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Action Fashions, Ltd.:

We have audited the balance sheet of Action Fashions, Ltd. as of March 31, 2007, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended March 31, 2007 and the period from June 1, 2005 through March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Fashions, Ltd. as of March 31, 2007, and the results of its operations and its cash flows for the year ended March 31, 2007 and the period from June 1, 2005 through March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a limited operating history, limited funds, and a working capital deficit, which raises a substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck, LLP
Cordovano and Honeck LLP
Englewood, Colorado
June 18, 2007

F-2

ACTION FASHIONS, LTD.
BALANCE SHEET
March 31, 2007

ASSETS

Current assets:
Cash	$5,861
Inventory	11,133
Prepaid compensation (Note 3)	80,000
Total current assets	96,994

TOTAL ASSETS	$96,994

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$4,893
Note payable to officer (Note 3)	475,000
Sales tax payable	413
Total current liabilities	480,306

Long-term Liabilities:
Note payable to affiliate (Note 3)	6,136

TOTAL LIABILITIES	486,442

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	—
Common stock, 500,000,000 shares authorized, no par value,
136,475,000 shares issued and outstanding	7,405
Retained deficit	(396,853)

TOTAL STOCKHOLDERS' DEFICIT	(389,448)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$96,994

See notes to the financial statements

F-3

ACTION FASHIONS, LTD.
STATEMENTS OF OPERATIONS

	For The	June 1, 2005
	Year Ended	Through
	March 31, 2007	March 31, 2006

Revenues:
Sales	$21,907	$14,984
Total revenues	21,907	14,984

Expenses:
Cost of Goods Sold (Note 1)	15,539	11,853
General and administrative (Note 1)	2,566	1,386
Compensation expense (Note 3)	120,000	100,000
Total operating expenses	138,105	113,239

Loss from operations	(116,198)	(98,255)

Provision for Income Taxes (Note 5)	-	-

NET LOSS	$(116,198)	$(98,255)

Basic loss per common share	$(0.00)	$(0.01)
Diluted loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding - Basic	136,475,000	12,997,500
Weighted average common shares outstanding - Diluted	136,475,000	12,997,500

See notes to the financial statements
F-4

ACTION FASHIONS, LTD
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

					Total
		Common Stock		Retained	Stockholders'
		Shares	Amount	Deficit	Deficit

Balance at June 1, 2005	*	11,350,000	$2,400	$(182,400)	$(180,000)

Common shares issued to CEO as
payment for $5,000 in convertible debt	*	125,000,000	5,000	—	5,000

Common shares issued in exchange for services	*	125,000	5	—	5

Net loss for the period from June 1, 2005
through March 31, 2006		—	—	(98,255)	(98,255)

Balance at March 31, 2006	*	136,475,000	7,405	(280,655)	(273,250)

Net loss for the year ended
March 31, 2007		—	—	(116,198)	(116,198)

Balance at March 31, 2007	*	136,475,000	$7,405	$(396,853)	$(389,448)

* Shares restated to reflect 250 for 1 common stock split (Note 4)

See notes to the financial statements

F-5

ACTION FASHIONS, LTD.
STATEMENTS OF CASH FLOWS

	For The	June 1, 2005
	Year Ended	Through
	March 31, 2007	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,198)	$(98,255)
Adjustments to reconcile net income to
net cash provided by operating activities:
Stock-based compensation	-	5
Changes in operating assets and liabilities:
Prepaid Expenses	120,000	100,000
Inventory	1,613	6,254
Bank overdraft	-	-
Accounts payable and accrued expenses	3,875	1,431

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,290	9,435

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(4,841)	(8,023)

NET CASH USED IN FINANCING ACTIVITIES	(4,841)	(8,023)

NET CHANGE IN CASH	4,449	1,412

CASH BALANCES
Beginning of period	1,412	-
End of period	$5,861	$1,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Debt converted to common stock	$-	$5,000
Inventory acquired for debt	$-	$19,000

See notes to the financial statements
F-6

ACTION FASHIONS, LTD.
Notes to Financial Statements

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

The Company is an apparel company specializing in the retail sales of exercise, gymnastics, and dance apparel including clothing, outfits, shoes and related accessories. The Company’s sole retail outlet is presently within the facilities of G.K. Gymnastics, Inc., a dance and gymnastics school/studio located in Fort Collins, Colorado. By embedding the Company’s retail facility internally at the school/studio the Company has been able to market to a captive audience of dance and gymnastics students with minimal outside competition. The Company’s goal is to expand its retail outlet from the current location to multiple dance and gymnastics schools throughout the country beginning with the State of Colorado. The Company’s auditors have expressed concern about our ability to continue as a going concern.

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

g. Expenses

Our cost of goods sold line item includes inventory and freight costs. Our General and Administrative line item includes all bank charges, returned check fees, general office, and permits and licensing expenses.

h. Earnings per share

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

As of March 31, 2007, there were approximately 47,500,000 potentially dilutive common shares related to the convertible promissory note held by the CEO, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive.

i. Income Taxes

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

j. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company has adopted SFAS No. 123 (R) effective January 1, 2006. The Company has determined that the provisions of SFAS No. 123 (R) did not have any significant impact on its financial statement presentation or disclosures.

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

The adoption of these pronouncements has not made a material effect on the Company’s financial position or results of operations.

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

The Company is dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plans to raise necessary funds via a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully operate its business plan.

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

The Company issued the CEO 125,000,000 post split shares of its restricted common stock during March 2006 in exchange for payment of $5,000 of the convertible note, which reduced the balance owed on the note to $475,000.

Asset Purchase Agreement

On June 1, 2005, the Company entered into an Asset Purchase Agreement with G.K. Gymnastics, Inc. a Colorado corporation. Pursuant to the terms of the agreement, the Company purchased all items of inventory, the name, and all accounting records of the Action Fashions business division for a purchase price of $19,000.

G.K. Gymnastics, Inc. is a related party to the Company.  The owners of G.K. Gymnastics, Inc. are the parents of Phillip E. Koehnke, the Company’s majority shareholder and sole officer and director

On June 1, 2005, the Company entered into a 5 year, zero interest, promissory note with G.K. Gymnastics, Inc. The principal amount of the note is $19,000 and was used as payment for the Asset Purchase Agreement with G.K. Gymnastics, Inc. The Company paid $8,023 toward the note during the year ended March 31, 2006, which reduced the balance owed on the note to $10,977 as of March 31, 2006. The Company paid $4,841 toward the note during the year ended March 31, 2007, which reduced the balance owed on the note to $6,136.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2007:

Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding.

Common stock, no par value; 500,000,000 shares authorized: 136,475,000 shares issued and outstanding.

Common Stock

On September 16, 2005, the Company issues 125,000 (post split) shares of its restricted common stock to Mike Keefe as payment for services as a resident agent in the state of Colorado. The transaction was recorded at fair value, or $5.

On March 28, 2006, the Company issued its CEO 125,000,000 (post split) shares of its restricted common stock under the terms of the convertible promissory note. The shares were converted at a price of $0.01 per share.

On January 25, 2007, a majority of the Company’s shareholders approved the resolution of the Company’s board of directors to amend the Company’s articles of incorporation to forward split the Company’s common stock on a 250 for 1 basis. The split occurred for shareholders of record at the close of business on January 25, 2007. The number of shares issued on January 25, 2007, totaled 135,929,100 and increased the number of common shares outstanding to 136,475,000. Shares issued prior to January 25, 2007, have been retroactively restated to reflect the impact of the stock split.

NOTE 5. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The	June 1, 2005
	Year Ended	Through
	March 31, 2007	March 31, 2006

U.S. statutory federal rate, graduated………………………………..	22.91%	20.88%
State income tax rate, net of federal…………………………………….	6.81%	6.99%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-29.72%	-27.88%
	0.00%	0.00%

At March 31, 2007, deferred tax assets consisted of a net tax asset of $61,926 due to operating loss carryforwards of $214,453 which was fully allowed for, in the valuation allowance of $61,926. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the year ended March 31, 2007 and the period from June 1, 2005 through March 31, 2006 totaled $34,537 and $27,389, respectively. The net operating loss carryforward expires through the year 2027.

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

NOTE 6. CONCENTRATION OF CREDIT RISK

The Company’s sole retail outlet is presently within the facilities of G.K. Gymnastics, Inc., a dance and gymnastics school/studio located in Fort Collins, Colorado. The Company is dependent upon the clientele generated by the dance studio. If the business of the school/studio declines or ceases to exist, the Company’s sales could also decline or cease to exist.