Form 10QSB
period 2007-06-30
Action Fashions, Ltd.
filed 2007-08-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007, there were 136,475,000 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format: No

PART I

ITEM 1. FINANCIAL STATEMENTS

ACTION FASHIONS, LTD.

Page

Condensed and Unaudited Balance Sheet at June 30, 2007	F-2

Condensed and Unaudited Statements of Operations for the three months ended June 30, 2007 and 2006	F-3

Condensed and Unaudited Statement of Changes in Shareholders' Deficit for the three months ended June 30, 2007	F-4

Condensed and Unaudited Statements of Cash Flows for the three months ended June 30, 2007 and 2006	F-5

Notes to Financial Statements	F-6

F-1

ACTION FASHIONS, LTD.
CONDENSED AND UNAUDITED BALANCE SHEET
June 30, 2007

ASSETS

Current assets:
Cash	$1,665
Inventory	11,928
Prepaid compensation (Note 3)	50,000
Total current assets	63,593

TOTAL ASSETS	$63,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,600
Note payable to officer (Note 3)	475,000
Sales tax payable	285
Line of credit (Note 3)	3,287
Total current liabilities	482,172

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding
Common stock, 500,000,000 shares authorized, no par value,
136,475,000 shares issued and outstanding	7,405
Retained deficit	(425,983)

TOTAL STOCKHOLDERS' DEFICIT	(418,578)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$63,593

See notes to the accompanying condensed, unaudited financial statements
F-2

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF OPERATIONS

	Three Months ended
	June 30,
	2007	2006

Revenues:
Sales	$4,272	$3,934
Total revenues	4,272	3,934

Expenses:
Cost of Goods Sold (Note 1)	2,802	3,298
General and administrative (Note 1)	600	47
Compensation expense (Note 3)	30,000	30,000
Total operating expenses	33,402	33,345

Loss from operations	(29,130)	(29,411)

Provision for Income Taxes (Note 5)	-	-

NET LOSS	$(29,130)	$(29,411)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic	136,475,000	136,475,000
Weighted average common shares outstanding - Diluted	136,475,000	136,475,000

See notes to the accompanying condensed, unaudited financial statements
F-3

ACTION FASHION LTD
CONDENSED AND UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Deficit	Deficit

Balance at March 31, 2007	136,475,000	$7,405	$(396,853)	$(389,448)

Net loss for the period from April 1, 2007
through June 30, 2007	—	—	(29,130)	(29,130)

Balance at June 30, 2007	136,475,000	$7,405	$(425,983)	$(418,578)

See notes to the accompanying condensed, unaudited financial statements
F-4

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,130)	$(29,411)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid Expenses	30,000	30,000
Inventory	(795)	1,027
Accounts payable and accrued expenses	(1,421)	4

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,347)	1,620

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(6,136)	(926)
Line of credit	3,287	-

NET CASH USED IN FINANCING ACTIVITIES	(2,849)	(926)

NET CHANGE IN CASH	(4,196)	694

CASH BALANCES
Beginning of period	5,861	1,412
End of period	$1,665	$2,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

See notes to the accompanying condensed, unaudited financial statements
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

Action Fashions was originally incorporated on June 22, 1990, as U.S.A. Connection, Inc. with the specific business plan and purpose of providing gymnastics training and instruction seminars by utilizing the skills of an internationally known gymnastics instructor and choreographer. The original business plan was pursued but eventually failed due to a variety of factors. On December 5, 2006, U.S.A. Connection, Inc. named Phillip E. Koehnke to its board of directors with the specific business plan and purpose of operating an apparel store specializing in gymnastics and dance apparel. We began our dance and gymnastics apparel operations on June 1, 2005, via an arms length asset purchase agreement with G.K. Gymnastics, Inc. Pursuant to the asset purchase agreement, we purchased the retail inventory of G.K. Gymnastics, Inc. for a total purchase price of $19,000 which was wholesale value of the goods purchased. The $19,000 purchase price was paid for with a five year, zero interest, $19,000 promissory note.

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

For the period from March 31, 2007 through June 30, 2007, we had revenues of $4,272, operating expenses of $33,402 and a loss from operations of $(29,130). This loss is primarily due to the $30,000 compensation expense accounted for in regard to Mr. Koehnke’s employment agreement with us. Disregarding the compensation expense, we had a gross profit of $589 compared to a gross profit of $636 for the three months ended June 30, 2006.

Although our sales were relatively stable for the period ended June 30, 2007, we typical experience a slight increase in sales during the summer months when enrollment increases in the facility in which our retail store is located. The increase may also be attributable to seasonal factors.

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

Liquidity and Capital Resources

At June 30, 2007, we had cash of $1,665 compared to $2,106 at June 30, 2006. As at July 24, 2007, we had $1,176 cash on hand.

Future Goals

We recently became a fully reporting company with the SEC. Our next step is to complete the filing of our Form 211 Application with the National Association of Securities Dealers. As of the date of this report, our Form 211 has been filed and we are responding to the comments of the NASD.

We plan on making a private placement of our securities to raise the funds for our initial expansion plans and have contacted a securities firm to assist us with the private placement. However, management believes that a private placement of our securities may be more successful if our common stock is trading in the public market. Accordingly, we may delay moving towards a private placement depending upon the status of our Form 211 Application.

Assuming our Form 2ll Application and our private placement is successful, we plan on first expanding into the Loveland, Colorado location. The opening of additional locations is dependant upon sufficient financing and the identification of suitable gymnastic/dance school facilities. We anticipate that each new location will require approximately $25,000 - $40,000 to open depending upon the location.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our sole officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. There were not any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit #	Description

3.1	Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990 (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

3.2
Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006 (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

3.3
Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007 (Filed as an exhibit to our report on Form 10-KSB filed on June 29, 2007).

3.3	Amended and Restated Bylaws dated December 30, 2005 (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

4.1
June 1, 2005, Promissory Note in the amount of $19,000 made by the Company to G.K.’s Gym, Inc. as payment for assets (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

4.2
December 6, 2003, Convertible Promissory Note in the amount of $480,000 made by the Company to Phillip E. Koehnke as payment under the terms of Mr. Koehnke’s employment agreement with the Company (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

10.1	Employment agreement dated December 6, 2003, between the Company and Phillip E. Koehnke (Filed as an exhibit to our registration statement on Form 10-SB file on January 24, 2007).

10.2	June 1, 2005, Asset Purchase Agreement by and between the Company and G.K.’s Gymnastics, Inc. (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

14.1	Code of Ethics (Filed as an exhibit to our report on Form 10-KSB filed on June 29, 2007).

31.1	Certification of Phillip E. Koehnke, pursuant to Rule 13a-14(a) (Attached hereto).

31.2	Certification of Phillip E. Koehnke, pursuant to Rule 13a-14(a) (Attached hereto).

32.1	Certification of Phillip E. Koehnke, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached hereto).

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

Signatures	Title	Date

/s/ Phillip E. Koehnke	President, Chief Executive Officer, Chief Financial Officer, Director	August 13, 2007
Phillip E. Koehnke