Form 10QSB/A
period 2007-06-30
Action Fashions, Ltd.
filed 2007-08-16
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

See notes to the accompanying condensed, unaudited financial statements
F-5

ACTION FASHIONS, LTD.
Notes to Financial Statements

NOTE 1.  BASIS OF PRESENTATION

The accompanying interim financial statements of Action Fashions, Ltd. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-SB for the period ended March 31, 2007 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

G.K. Gymnastics, Inc. is a related party to the Company.  The owners of G.K. Gymnastics, Inc. are the parents of Phillip E. Koehnke, the Company’s majority shareholder and sole officer and director

On June 1, 2005, the Company entered into a 5 year, zero interest, promissory note with G.K. Gymnastics, Inc. The principal amount of the note is $19,000 and was used as payment for the Asset Purchase Agreement with G.K. Gymnastics, Inc. As of June 30, 2007, the Company had paid off the balance of the note.

Line of Credit

Effective, April 1, 2007, the Company entered into a line of credit agreement with G.K.’s Gym, Inc. establishing a $15,000 line of credit for purchasing of inventory. The line of credit agreement bears an interest rate of 6% on outstanding principle, expires on March 31, 2008 and has a balance of $3,287 as of June 30, 2007.

Office Lease

On June 1, 2005, the Company entered into a lease with G.K.’s Gym, Inc. for our retail space. The lease ends on May 31, 2010. Monthly rent is $200 per month commencing on June 1, 2007.

Future minimum lease payments required under the arrangement are as follows:

March 31,	Amount

2008………	2,000

2009………	2,400

2010………	2,400

2011………	400

$7,200

Legal Services

Legal counsel to the Company is a firm controlled by the sole Officer and Director of the Company.

NOTE 4.	STOCKHOLDERS’ DEFICIT

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2007:

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

NOTE 5. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	June 30, 2007	June 30, 2006

U.S. statutory federal rate, graduated………………………………..	15.00%	15.00%
State income tax rate, net of federal…………………………………….	7.51%	7.51%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-22.51%	-22.51%
	0.00%	0.00%

At June 30, 2007, deferred tax assets consisted of a net tax asset of $68,484 due to operating loss carryforwards of $243,583 which was fully allowed for, in the valuation allowance of $68,484. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the period ended June 30, 2007 and the period from June 1, 2005 through March 31, 2007 totaled 6,558 and $61,926, respectively. The net operating loss carryforward expires through the year 2027.

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