Form 10QSB
period 2007-09-30
Action Fashions, Ltd.
filed 2007-11-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, there were 136,475,000 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format: No

PART I

ITEM 1. FINANCIAL STATEMENTS

ACTION FASHIONS, LTD.

Page

Condensed and Unaudited Balance Sheet at September 30, 2007	F-2

Condensed and Unaudited Statements of Operations for the three and six months ended September 30, 2007 and 2006	F-3

Condensed and Unaudited Statement of Changes in Shareholders' Deficit for the six months ended September 30, 2007	F-4

Condensed and Unaudited Statements of Cash Flows for the six months ended September 30, 2007 and 2006	F-5

Notes to Financial Statements	F-6

F-1

ACTION FASHIONS, LTD.
CONDENSED AND UNAUDITED BALANCE SHEET
9/30/07

ASSETS

Current assets:
Cash	$236
Receivable from GK Gym	841
Inventory	10,906
Prepaid compensation (Note 3)	20,000
Total current assets	31,983

TOTAL ASSETS	$31,983

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,600
Note payable to officer (Note 3)	475,000
Sales tax payable	380
Total current liabilities	478,980

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	-
Common stock, 500,000,000 shares authorized, no par value,
136,475,000 shares issued and outstanding	7,405
Retained deficit	(454,402)

TOTAL STOCKHOLDERS' DEFICIT	(446,997)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,983

See notes to the accompanying condensed, unaudited financial statements
F-2

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2007	2006	2007	2006

Revenues:
Sales	$5,839	$7,400	$10,111	$11,334
Total revenues	5,839	7,400	10,111	11,334

Expenses:
Cost of Goods Sold (Note 1)	4,257	5,519	7,660	8,817
General and administrative (Note 1)	0	14	0	61
Compensation expense (Note 3)	30,000	30,000	60,000	60,000
Total operating expenses	34,257	35,533	67,660	68,878

Loss from operations	(28,418)	(28,133)	(57,549)	(57,544)

Provision for Income Taxes (Note 5)	-	-	-	-

NET LOSS	$(28,418)	$(28,133)	$(57,549)	$(57,544)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic	136,475,000	136,475,000	136,475,000	136,475,000
Weighted average common shares outstanding - Diluted	136,475,000	136,475,000	136,475,000	136,475,000

See notes to the accompanying condensed, unaudited financial statements
F-3

ACTION FASHION LTD
CONDENSED AND UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Deficit	Deficit

Balance at March 31, 2007	136,475,000	$7,405	$(396,853)	$(389,448)

Net loss for the period from April 1, 2007
through September 30, 2007	—	—	(57,549)	(57,549)

Balance at September 30, 2007	136,475,000	$7,405	$(454,402)	$(446,997)

See notes to the accompanying condensed, unaudited financial statements
F-4

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,549)	$(57,544)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid Expenses	60,000	60,000
Inventory	227	1,252
Accounts payable and accrued expenses	(1,327)	250

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,351	3,958

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(6,135)	(6,071)
Line of credit	0	-
Due from GK Gym	(841)

NET CASH USED IN FINANCING ACTIVITIES	(6,976)	(6,071)

NET CHANGE IN CASH	(5,625)	(2,113)

CASH BALANCES
Beginning of period	5,861	1,412
End of period	$236	$(701)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

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

Line of Credit

Effective, April 1, 2007, the Company entered into a line of credit agreement with G.K.’s Gym, Inc. establishing a $15,000 line of credit for purchasing of inventory. The line of credit agreement bears an interest rate of 6% on outstanding principle, expires on March 31, 2008 and has a balance of $0 as of September 30, 2007.

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

NOTE 5. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	September 30, 2007	September 30, 2006

U.S. statutory federal rate, graduated………………………………..	15.00%	11.60%
State income tax rate, net of federal…………………………………….	7.51%	7.81%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-22.51%	-19.42%
	0.00%	0.00%

At September 30, 2007, deferred tax assets consisted of a net tax asset of $74,883 due to operating loss carryforwards of $272,002 which was fully allowed for, in the valuation allowance of $74,883. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the period ended September 30, 2007 and the period from June 1, 2005 through March 31, 2007 totaled 12,957 and $61,926, respectively. The net operating loss carryforward expires through the year 2027.

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

For the period from July 1, 2007 through September 30, 2007, we had revenues of $4,272, operating expenses of $33,402 and a loss from operations of $(29,130). This loss is primarily due to the $30,000 compensation expense accounted for in regard to Mr. Koehnke’s employment agreement with us. Disregarding the compensation expense, we had a gross profit of $589 compared to a gross profit of $636 for the three months ended September 30, 2006.

Although our sales were relatively stable for the period ended September 30, 2007, we typically experience a slight increase in sales during the summer months when enrollment increases in the facility in which our retail store is located. The increase may also be attributable to seasonal factors.

Pursuant to our most recent inventory at the end of this quarter, we have discovered that we are losing inventory either through loss or most likely theft. We are currently researching methods to reduce inventory loss which includes additional security cameras and/or better placement of merchandise so it is not near the exits.

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

Liquidity and Capital Resources

At September 30, 2007, we had cash of $236 compared to $2,106 at September 30, 2006. As at October 17, 2007, we had $1,199 cash on hand.

Future Goals

We are currently a reporting company with the SEC. Our next step is to complete the filing of our Form 211 Application with the Financial Industry Regulatory Authority (FINRA). As of the date of this report, our Form 211 has been filed and we are responding to the comments of FINRA.

We plan on making a private placement of our securities to raise the funds for our initial expansion plans. Our attempts to raise funds without assistance has been unsuccessful. Management believes that a private placement of our securities may be more successful if our common stock is trading in the public market. Accordingly, we have delayed moving towards a private placement depending upon the status of our Form 211 Application. As of the date of this Report, our Form 211 Application is still in the comment process with FINRA.

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

In the next 12 months, we have reduced our expansion goals to 1-2 additional locations in Colorado. In the event that our expansion is successful, we plan on adding additional locations in Colorado. In the event that we are unable to expand our business as planned, due to financing or other reasons, management may have to reevaluate the company’s business plan and future goals.

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

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Signatures	Title	Date

/s/ Phillip E. Koehnke	President, Chief Executive Officer, Chief Financial Officer, Director	November 13, 2007
Phillip E. Koehnke