Form 10QSB
period 2007-12-31
Action Fashions, Ltd.
filed 2008-02-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of December 31, 2007, there were 136,475,000 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format: No

PART I

ITEM 1. FINANCIAL STATEMENTS

ACTION FASHIONS, LTD.

Page

Condensed and Unaudited Balance Sheet at December 31, 2007	F-2

Condensed and Unaudited Statements of Operations for the three and nine months ended
December 31, 2007 and 2006	F-3

Condensed and Unaudited Statement of Changes in Shareholders' Deficit
for the nine months ended December 31, 2007	F-4

Condensed and Unaudited Statements of Cash Flows for the nine months ended
December 31, 2007 and 2006	F-5

Notes to Financial Statements	F-6

F-1

ACTION FASHIONS, LTD.
CONDENSED AND UNAUDITED BALANCE SHEET
12/31/07

ASSETS

Current assets:
Receivable from GK Gym	$2,083
Inventory	10,796
Total current assets	12,879

TOTAL ASSETS	$12,879

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$549
Accounts payable	3,600
Note payable to officer (Note 3)	475,000
Sales tax payable	302
Total current liabilities	479,451

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	-
Common stock, 500,000,000 shares authorized, no par value,
136,475,000 shares issued and outstanding	7,405
Retained deficit	(473,977)

TOTAL STOCKHOLDERS' DEFICIT	(466,572)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,879

See notes to the accompanying condensed, unaudited financial statements
F-2

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF OPERATIONS

		Three Months	Three Months	Nine Months	Nine Months
		Ended December 31,	Ended December 31,	Ended December 31,	Ended December 31,
		2007	2006	2007	2006

Revenues:
Sales		$4,600	$4,229	$14,711	$15,563
Total revenues		4,600	4,229	14,711	15,563

Expenses:
Cost of Goods Sold (Note 1)		4,159	2,480	11,819	11,297
General and administrative (Note 1)		16	95	16	157
Compensation expense (Note 3)		20,000	30,000	80,000	80,000
Total operating expenses		24,175	32,575	91,835	91,454

Loss from operations		(19,575)	(28,346)	(77,124)	(75,891)

Provision for Income Taxes (Note 5)		-	-	-	-

NET LOSS		$(19,575)	$(28,346)	$(77,124)	$(75,891)

Basic loss per common share		$(0.00)	$(0.00)	$(0.00)	$(0.14)
Diluted loss per common share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic		136,475,000	136,475,000	136,475,000	545,900
Weighted average common shares outstanding - Diluted		136,475,000	136,475,000	136,475,000	48,045,900

See notes to the accompanying condensed, unaudited financial statements
	F-3

ACTION FASHION LTD
CONDENSED AND UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

					Total
	Common Stock			Retained	Stockholders'
	Shares		Amount	Deficit	Deficit

Balance at March 31, 2007		136,475,000	$7,405	$(396,853)	$(389,448)

Net loss for the period from April 1, 2007
through December 31, 2007		—	—	(77,124)	(77,124)

Balance at December 31, 2007		136,475,000	$7,405	$(473,977)	$(466,572)

See notes to the accompanying condensed, unaudited financial statements
	F-4

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF CASH FLOWS

		Nine Months Ended
		December 31,
		2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(77,124)	$(85,891)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Receivable from GK Gym		(2,083)	-
Prepaid Expenses		80,000	90,000
Inventory		337	432
Accounts payable and accrued expenses		(1,405)	250

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(275)	4,791

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft		549	-
Principal payments on notes payable		(6,135)	(6,071)
Line of credit		-	-

NET CASH USED IN FINANCING ACTIVITIES		(5,586)	(6,071)

NET CHANGE IN CASH		(5,861)	(1,280)

CASH BALANCES
Beginning of period		5,861	1,412
End of period		$-	$132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest		$-	$-
Income taxes		$-	$-

See notes to the accompanying condensed, unaudited financial statements
	F-5

ACTION FASHIONS, LTD.
Notes to Financial Statements

NOTE 1.                       BASIS OF PRESENTATION

The accompanying interim financial statements of Action Fashions, Ltd. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the period ended March 31, 2007 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

G.K. Gymnastics, Inc. is a related party to the Company.  The owners of G.K. Gymnastics, Inc. are the parents of Phillip E. Koehnke, the Company’s majority shareholder.

On June 1, 2005, the Company entered into a 5 year, zero interest, promissory note with G.K. Gymnastics, Inc.  The principal amount of the note is $19,000 and was used as payment for the Asset Purchase Agreement with G.K. Gymnastics, Inc.  As of June 30, 2007, the Company had paid off the balance of the note.

Line of Credit

Effective, April 1, 2007, the Company entered into a line of credit agreement with G.K.’s Gym, Inc. establishing a $15,000 line of credit for purchasing of inventory.  The line of credit agreement bears an interest rate of 6% on outstanding principle, expires on March 31, 2008 and has a balance of $0 as of December 31, 2007.

Office Lease

On June 1, 2005, the Company entered into a lease with G.K.’s Gym, Inc. for our retail space.  The lease ends on May 31, 2010.  Monthly rent is $200 per month commencing on June 1, 2007.

Future minimum lease payments required under the arrangement are as follows:

March 31,	Amount

2008………	2,000

2009………	2,400

2010………	2,400

2011………	400

$7,200

Legal Services

Legal counsel to the Company is a firm controlled by the Company’s majority shareholder.

NOTE 4.	STOCKHOLDERS’ DEFICIT

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2007:

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

On March 28, 2006, the Company issued its former CEO 125,000,000 (post split) shares of its restricted common stock under the terms of the convertible promissory note.  The shares were converted at a price of $0.01 per share.

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

NOTE 5.	INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	December 31 2007	December 31 2006

U.S. statutory federal rate, graduated………………………………..	17.89%	11.60%
State income tax rate, net of federal…………………………………….	7.26%	7.81%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-25.15%	-19.42%
	0.00%	0.00%

At December 31, 2007, deferred tax assets consisted of a net tax asset of $81,320 due to operating loss carryforwards of $291,577 which was fully allowed for, in the valuation allowance of $81,320.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the period ended December 31, 2007 and the period from June 1, 2005 through March 31, 2007 totaled $19,394 and $61,926, respectively.  The net operating loss carryforward expires through the year 2027.

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

Our retail location is situated near the main entrance of the G. K. Gymnastics, Inc. facility and has its own separate entrance.  By embedding the retail facility internally at the school/studio we are able to market to a captive audience of dance and gymnastics students with minimal outside competition. We have found that the relationship between our retail store and the school/studio has both increased store sales and satisfied a consumer need for the studio/school and its members.  In addition, we believe that our relationship with the school/studio gives us an advantage over our competitors because most sales outlets for dance and gymnastics apparel exist in larger sporting goods stores, department stores and a limited number of specialty athletic clothing stores. By focusing our sales inside the school/studio we can target our market when the customer enters and exits the school/facility and we believe we will be able to compete more efficiently with larger retail competitors. By placing our store front locations in areas of high target customer traffic with highly visible product placement and creative store displays, we hope to attract an increased customer sales base.  Our staff is typically experienced dance and gymnastics instructors that are usually familiar with the customer and understand the customer’s needs.

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

In addition to our existing location in Fort Collins, Colorado, within the next 12 months, we plan to expand our business into 1 to 2 new locations in existing gymnastics and dance schools and studios in the state of Colorado.
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

For the three months ended December 31, 2007, we had revenues of $4,600, operating expenses of $4,159 and a loss from operations of ($19,575).  This loss is primarily due to the $20,000 compensation expense accounted for in regard to Mr. Koehnke’s employment agreement with us.  Disregarding the compensation expense, we had a gross profit of $441 compared to a gross profit of $1,749 for the three months ended December , 31, 2006.

Although our sales were relatively stable for the period ended December 31, 2007, we typicallyexperience a slight increase in sales during the summer months when enrollment increases in the facility in which our retail store is located.  The increase may also be attributable to seasonal factors.

During the last quarter, we discovered that we were losing inventory either through loss or most likely theft.  We took steps to help reduce the loss of inventory by attempting to better place the  merchandise so it is not near the exits.  These steps appear to have helped reduce the loss of inventory.  In addition, we have not been replacing inventory of our slower moving merchandise which accounts for reduced overall inventory for this period.

Although we have been experiencing reduced enrollment in the gymnastics facility in which we are located, we expect to increase sales over the next 6 months due primarily to the upcoming 2008 summer Olympics in Beijing. Historically, national interest in the summer Olympics has significantly increased enrolment in gymnastics schools throughout the United States. We anticipate that our sales will increase throughout 2008 with the increased advertising of the summer Olympics and the anticipated increased enrolment in the gymnastic school facility in which our business is located.

Liquidity and Capital Resources

At December 31, 2007, we had cash of $-0- compared to $132 at December 31, 2006.   As at February 1, 2008, we had $3,269 cash on hand.

Future Goals

We are currently a reporting company with the SEC.  Our next step is to complete the filing of our Form 211 Application with the Financial Industry Regulatory Authority (FINRA).  As of the date of this report, we have filed a Form 211 application with FINRA and are waiting to receive comments.

We plan on making a private placement of our securities to raise the funds for our initial expansion plans.  Our attempts to raise funds without assistance have been unsuccessful.  Management believes that a private placement of our securities may be more successful if our common stock is trading in the public market.  Accordingly, we have delayed moving towards a private placement depending upon the status of our Form 211 Application.
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

We do not have any full time employees and do not expect to hire any new employees within the next 12 months. Ms. Johnson is our sole officer and director.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our sole officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. There were not any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Employment agreement dated December 6, 2003, between the Company and Phillip E. Koehnke (Filed as an exhibit to our registration statement on Form 10-SB file on January 24, 2007).

10.2	June 1, 2005, Asset Purchase Agreement by and between the Company and G.K.’s Gymnastics, Inc. (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

14.1	Code of Ethics (Filed as an exhibit to our report on Form 10-KSB filed on June 29, 2007).

31.1	Certification of Susie L. Johnson, pursuant to Rule 13a-14(a)(Attached hereto).

31.2	Certification of Susie L. Johnson, pursuant to Rule 13a-14(a)(Attached hereto).

32.1	Certification of Susie L. Johnson, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(Attached hereto).

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Signatures	Title	Date

/s/ Susie L. Johnson	President, Chief Executive Officer, Chief Financial Officer, Director	February 14, 2008
Susie L. Johnson