Form 10KSB
period 2008-03-31
Action Fashions, Ltd.
filed 2008-06-24
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ X ]         No [   ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  [   ]  No [ X ]

The issuer’s revenues for the most recent fiscal year were $20,367

The aggregate market value, based upon par value, of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,450 as of June 1, 2008.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 135,025,000 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 1, 2008, there were 136,481,000 shares of our common stock were issued and outstanding.

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

We were originally incorporated under the laws of the State of Colorado on June 22, 1990, as U.S.A. Connection, Inc.  We began business operations on June 1, 2005 and on October 28, 2005, we filed Articles of Amendment with the Colorado Secretary of State changing our name to Action Fashions, Ltd.  Our fiscal year end is March 31st.

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

▪
Capezio (Ballet Makers, Inc.) - Ballet Makers Incorporated is one of the leading manufactures of clothing for the performer in dance, theater and recreation. For over 100 years, they have been committed to providing exceptional service to customers with innovative, quality products and services, while continuously advancing market research and technologies (Source:  www.Capeziodance.com).

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

▪
Gibson, Inc. -  For over 30 years Gibson has provided Gymnastics, Fitness, Dance and Stretch Apparel to individuals and public and private institutions concerned about quality when purchasing athletic equipment and supplies. Gibson is one of the largest manufacturers of innovative dance and stretch clothing in the United States and a leading provider of AAI American competitive gymnastics equipment. Gibson markets products to Schools, Universities, private gym clubs, dance studios, Parks and Recreation departments, YMCAs and individuals. Gibson manufactures and sources equipment from around the world and throughout the U. S. in order to provide customers with the best equipment and supplies available (Source:  www.gibsongymnastics.com).

▪
Foxy’s Fitness Fashions – Foxy's Fitness Fashions is a manufacturer and retailer of gymnastic apparel which has been in the business for almost two decades. The company specializes in design, specialty fabrics, quality and fit.   The company’s leotards are made in the USA and are sized true to actual clothing sizes which makes for a better fit.  The company offers six different sizes for children and five different sizes for adults.  Foxy’s Fitness Fashions offers a consignment program to us and other retailers (Source:  www.foxysfitnessfashions.com).

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

Business Strategy

Our retail location is presently located within the 30,000 square foot building of the G.K. Gymnastics, Inc. dance and gymnastics school/studio in Fort Collins, Colorado. The G.K. Gymnastics, Inc. facility has over 700 students, not including their other family members.  These students and their families serve as our customer base.

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

Our founder and majority shareholder, Phillip E. Koehnke holds 98% of the outstanding shares and exercises control of the company.

Our founder and majority shareholder, Phillip E. Koehnke, holds 98% of the outstanding shares and exercises control of the company.  Accordingly, our other shareholders will have little or no control of the company.

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

We have two part-time staff workers.  We do not have any full time employees and do not expect to hire any new employees within the next 12 months. Ms. Susie Johnson is our sole officer and director.

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

Our majority shareholder, Phillip E. Koehnke, holds 98% of the outstanding shares and exercises control of the company.

Our majority shareholder, Phillip E. Koehnke, holds 98% of the outstanding shares and exercises control of the company.  Accordingly, our other shareholders will have little or no control of the company.

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

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders.  The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights.  The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock.  For example, a series of preferred stock may be granted the right to receive a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock.  In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.  As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

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

None.

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

Holders

We have approximately 37 holders of record of our common stock.

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

Results of Operations

For the year ended March 31, 2008, we had revenues of $20,367, operating expenses of $114,820 and an operating loss of ($94,453).  The slight decrease in revenues for the year ended March 31, 2008 was due primarily to decreased sales.  However, while our gross sales decreased slightly, we made significant reductions to our expenses primarily due to the expiration of the employment agreement with Mr. Koehnke.

Generally, our cost of goods, wholesale prices and inventory have remained stable over the past 12 months.

We expect to increase sales over the next two quarters primarily due to the upcoming 2008 summer Olympics in Beijing, China. Historically, national interest in the summer Olympics has significantly increased enrolment in gymnastics schools throughout the United States.   While summer enrolment in the gymnastics school is generally down due to competing summer activities available to children, we anticipate that our sales will increase through the end of 2007 and though 2008 with the increased advertising of the summer Olympics and the anticipated increased enrollment in the gymnastic school facility in which our business is located.

Liquidity and Capital Resources

At March 31, 2008, we had cash of $2,327 compared to $5,861 at March 31, 2007.  As at June 18, 2008, we have $1,284 cash on hand.

Future Goals

Since our inception, our goal has been to expand our business into new locations.  Our goal was to be a fully reporting company with our shares of common stock trading in the public market prior to the 2008 summer Olympics.  With the increase interest in gymnastics following the summer Olympics, we believed that this would be a catalyst to begin our expansion plan.  However, although we have been able to become a reporting company, we have had continuing difficulties in filing our 211 application with FINRA and as of the date of this Report, our 211 application has not been completed and our common stock is not trading in the public market.

As of the date of this Report, our revised goal is to have our common stock trading in the public market within the next 6 to 12 months.  If we are successful, our next goal is to seek financing for our expansion goals whether it be through bank loans or a private placement of our securities.

Assuming we obtain proper financing, we plan on expanding into the Loveland, Colorado location during the second half of our fiscal year and opening in another 2-4 locations thereafter.  The opening of additional locations is dependent upon sufficient financing and the identification of suitable gymnastic/dance school facilities.  We anticipate that each new location will require approximately $25,000 - $40,000 to open depending upon the location.

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

Foreign Currency Transactions

None.

Item 7.  Financial Statements

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, being the date of our most recently completed year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our sole officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. There were not any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) Of The Exchange Act

The following table sets forth, as of the date of this registration statement, the name, age and position of our sole director/executive officer.

NAME	AGE	POSITION

Susie L.G. Johnson	41	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director

The background of our sole director/executive officer is as follows:

Susie L.G. Johnson

Ms. Johnson is our President, Chief Executive Officer and Secretary.  Ms. Johnson’s career has been focused on management.  She served as a Production Control Analyst for US Air in Reno and San Diego California for 9 years and thereafter managed a cellular retail outlet in Kingsville, Texas.  She is a licensed cosmetologist and has owned and operated a sole proprietor hair salon business since 2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2008, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to our Chief Executive Officer, which is our sole executive officer, for services rendered, and to be rendered:

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Susie L.G. Johnson	2008	0	0	24,000(4)	0	0	0	0	$24(5)
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2007	0	0	0	0	0	0	0	0

Phillip E. Koehnke	2006	120,000(1)	0	0	0	0	0	(2)	$475,000(3)
Former President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2005	120,000(1)	0	0	0	0	0	0	0

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

(4)           Ms. Johnson receives 2,000 restricted shares of our common stock for each month she serves as an officer of the company.

(5)           Based upon a 24,000 restricted shares of our common stock issued annually at $.001 par value.

Employment Agreement

We currently do not have an employment agreement with Ms. Johnson, our sole officer and director.  Our board of directors has authorized Mr. Johnson to be compensated for her services at a rate of 2,000 restricted shares of our common stock for each month she serves as an officer of the corporation.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 136,481,000 issued and outstanding shares of our common stock as of June 1, 2008, by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Phillip E. Koehnke (1)	135,025,000	98%
Susie L.G. Johnson (1)	6,000	*

All Officers and Directors as Group	6,000	*
Total	136,481,000	100%

*           Less than 1%
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

3.3
Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007 (Filed as an exhibit to our annual report on Form 10-KSB filed on June 29, 2007).

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

10.1	Employment agreement dated December 6, 2003, between the Company and Phillip E. Koehnke (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

10.2	June 1, 2005, Asset Purchase Agreement by and between the Company and G.K.’s Gymnastics, Inc. (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

14.1	Code of Ethics (Filed as an exhibit to our annual report on Form 10-KSB filed on June 29, 2007).

31.1	Certification of Susie L.G. Johnson, pursuant to Rule 13a-14(a) (Attached hereto).

31.2	Certification of Susie L.G. Johnson, pursuant to Rule 13a-14(a) (Attached hereto).

32.1	Certification of Susie L.G. Johsons pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached hereto).

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Cordovano and Honeck, LLP as our auditors for the year ended March 31, 2008.

Audit Fees

Cordovano and Honeck, LLP billed us $10,523 in audit fees during the year ended March 31, 2008 and $9,900 in audit fees during the year ended March 31, 2007.

Audit-Related Fees

            We did not pay any fees to Cordovano and Honeck, LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2008 and March 31, 2007.

Tax and All Other Fees

We did not pay any fees to Cordovano and Honeck, LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2008 and March 31, 2007.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Cordovano and Honeck, LLP, and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2008, and for the year then ended, none of the hours expended on Cordovano and Honeck, LLP’s engagement to audit those financial statements were attributed to work by persons other than Cordovano and Honeck, LLP’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACTION FASHIONS, LTD. /s/ Susie L.G. Johnson By: Susie L.G. Johnson Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Susie L.G. Johnson Susie L.G. Johnson	Director, President, Chief Executive Officer, and Chief Financial Officer	June 22, 2008

ACTION FASHIONS, LTD.

Page

Report of Independent Accounting Firm……………………………………………………………………	F-2

Balance Sheet at March 31, 2008………………………………………………………………………….	F-3

Statements of Operations for the years ended March 31, 2008 and 2007………………………………	F-4

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2008 and 2007……...	F-5

Statements of Cash Flows for the years ended March 31, 2008 and 2007………………………………	F-6

Notes to Financial Statements……………………………………………………………………………….	F-7

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Shareholders
Action Fashions, Ltd.:

We have audited the balance sheet of Action Fashions, Ltd. as of March 31, 2008, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended March 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Fashions, Ltd. as of March 31, 2008, and the results of its operations and its cash flows for the years ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cordovano and Honeck, LLP

Cordovano and Honeck LLP
Englewood, Colorado
June 19, 2008

F-2

ACTION FASHIONS, LTD.
BALANCE SHEET
March 31, 2008

ASSETS

Current assets:
Cash	$2,327
Receivable from GK Gym	2,652
Inventory	10,219
Total current assets	15,198

TOTAL ASSETS	$15,198

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$6,000
Note payable to officer (Note 3)	475,000
Sales tax payable	406
Loan payable (Note 3)	17,687
Total current liabilities	499,093

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	-
Common stock, 500,000,000 shares authorized, no par value,
136,481,000 shares issued and outstanding	7,411
Retained deficit	(491,306)

TOTAL STOCKHOLDERS' DEFICIT	(483,895)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,198

See notes to the accompanying financial statements
F-3

ACTION FASHION, LTD.
STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	March 31, 2008	March 31, 2007

Revenues:
Sales	$20,367	$21,907
Total revenues	20,367	21,907

Expenses:
Cost of Goods Sold (Note 1)	14,671	15,539
General and administrative (Note 1)	20,149	2,566
Compensation expense (Note 3)	80,000	120,000
Total operating expenses	114,820	138,105

Loss from operations	(94,453)	(116,198)

Provision for Income Taxes (Note 5)	-	-

NET LOSS	$(94,453)	$(116,198)

Basic loss per common share	$(0.00)	$0.01
Diluted loss per common share	$(0.00)	$0.01

Weighted average common shares outstanding - Basic	136,475,256	136,475,000
Weighted average common shares outstanding - Diluted	136,475,256	136,475,000

See notes to the accompanying financial statements
F-4

ACTION FASHION, LTD.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Deficit	Deficit

Balance at March 31, 2006	136,475	$7,405	$(280,655)	$(273,250)

Net loss for the year period from April 1, 2006
through March 31, 2007	—	—	(116,198)	(116,198)

Balance at March 31, 2007	136,475,000	$7,405	$(396,853)	$(389,448)

Shares issued for services	6,000	6		6

Net loss for the period from April 1, 2007
through March 31, 2008	—	—	(94,453)	(94,453)

Balance at March 31, 2008	136,481,000	$7,411	$(491,306)	$(483,895)

See notes to the accompanying financial statements
F-5

ACTION FASHION, LTD.
STATEMENTS OF CASH FLOWS

	For The	June 1, 2005
	Year Ended	Through
	March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,453)	$(116,198)
Adjustments to reconcile net income to net cash
provided by operating activities:
Changes in operating assets and liabilities:
Stock based compensation	6
Receivable from GK Gym	0	-
Prepaid Expenses	80,000	120,000
Inventory	913	1,613
Accounts payable and accrued expenses	18,787	3,875

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,253	9,290

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(6,135)	(4,841)
Due from GK Gym	(2,652)	-

NET CASH USED IN FINANCING ACTIVITIES	(8,787)	(4,841)

NET CHANGE IN CASH	(3,534)	4,449

CASH BALANCES
Beginning of period	5,861	1,412
End of period	$2,327	$5,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

See notes to the accompanying financial statements
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

As of March 31, 2008, there were approximately 47,500,000 potentially dilutive common shares related to the convertible promissory note held by our former CEO, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive.

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

j.  Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 161, “Disclosures about Derivative Instruments and Hedging Activities", which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for fiscal years beginning after November 15, 2008, will require additional disclosure in future filings, but will have no financial impact to the Company’s results of operations, cash flows or financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007 (fiscal year March 31, 2009).

Effective March 26, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements. Upon adoption, the Company does not have any material uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

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

On March 31, 2008, we made a two year zero interest promissory note payable to Phillip E. Koehnke, APC in the amount of $17,687.

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

Line of Credit

Effective, April 1, 2007, the Company entered into a line of credit agreement with G.K.’s Gym, Inc. establishing a $15,000 line of credit for purchasing of inventory.  The line of credit agreement bears an interest rate of 6% on outstanding principle, expires on March 31, 2008 and has a balance of $0 as of March 31, 2008.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of March  31, 2008:

Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding.

Common stock, no par value; 500,000,000 shares authorized: 136,481,000 shares issued and outstanding.

Common Stock

On September 16, 2005, the Company issued 125,000 (post split) shares of its restricted common stock to Mike Keefe as payment for services as a resident agent in the state of Colorado.  The transaction was recorded at fair value, or $5.

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

On or about March 31, 2008 the Company issued 6,000 shares of its restricted common stock to Susie Johnson, the Company’s President, as payment for services.  The transaction was recorded at fair value, or $6.

NOTE 5.	INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	March 31, 2008	March 31, 2007

U.S. statutory federal rate, graduated………………………………..	20.35	22.91%
State income tax rate, net of federal…………………………………….	7.04	6.81%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-27.39	-29.72
	0.00%	0.00%

At March 31, 2008, deferred tax assets consisted of a net tax asset of $87,798 due to operating loss carryforwards of $308,900 which was fully allowed for, in the valuation allowance of $87,798.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the period ended March 31, 2008 and the period from June 1, 2005 through March 31, 2007 totaled $25,872 and $61,926, respectively.  The net operating loss carryforward expires through the year 2028.

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

F-7