Form 10-Q
period 2008-06-30
Action Fashions, Ltd.
filed 2008-08-19
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

ACTION FASHIONS, LTD.

Colorado	000-52413	20-4092640
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
P.O. Box 235472
Encinitas, CA 92024
(Address of principal executive offices)

(858) 229-8116
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2008, there were 136,487,000 shares of our common stock were issued and outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

ACTION FASHIONS, LTD.

Page

Condensed Balance Sheets at June 30, 2008 (unaudited) and March 31, 2008.....................................................................	F-2

Condensed and Unaudited Statements of Operations for the three months ended June 30, 2008 and 2007...................	F-3

Condensed and Unaudited Statement of Changes in Shareholders' Deficit for the three months ended June 30, 2008..	F-4

Condensed and Unaudited Statements of Cash Flows for the three months ended June 30, 2008 and 2007....................	F-5

Notes to Financial Statements........................................................................................................................................................	F-6

F-1

ACTION FASHIONS, LTD.
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Derived from
		Audited
		Statements)
ASSETS

Current assets:
Cash	$2,138	$2,327
Due from related party (Note 6)	2,700	2,652
Inventory	8,896	10,219
Total current assets	13,734	15,198

TOTAL ASSETS	$13,734	$15,198

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$6,600	$6,000
Sales tax payable	279	406
Loans payable to related party (Note 3)	21,958	17,687
Note payable to related party (Note 3)	475,000	475,000
Total current liabilities	503,837	499,093

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, no par value,
136,487,000 shares issued and outstanding	7,417	7,411
Retained deficit	(497,520)	(491,306)

TOTAL STOCKHOLDERS' DEFICIT	(490,103)	(483,895)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,734	$15,198

See notes to the accompanying condensed, unaudited financial statements
F-2

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF OPERATIONS

	Three Months ended
	June 30,
	2008	2007

Revenues:
Sales	$4,239	$4,272
Total revenues	4,239	4,272

Expenses:
Cost of Goods Sold	3,175	2,802
General and administrative	7,272	600
Compensation expense (Note 3)	6	30,000
Total operating expenses	10,453	33,402

Loss from operations	(6,214)	(29,130)

Provision for Income Taxes (Note 5)	-	-

NET LOSS	$(6,214)	$(29,130)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic	136,481,000	136,475,000
Weighted average common shares outstanding - Diluted	136,481,000	136,475,000

See notes to the accompanying condensed, unaudited financial statements
F-3

ACTION FASHION LTD
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Deficit	Deficit

Balance at March 31, 2008	136,481	$7,411	$(491,306)	$(483,895)

Shares issued to existing shareholders in
exchange for existing shares on a one-for-one
basis (Note 4) (unaudited)	136,481,000	—	—	—

Shares returned and cancelled from existing
shareholders due to exchange of common shares
on a one-for-one basis (Note 4) (unaudited)	(136,481,000)	—	—	—

Shares issued for services (unaudited)	6,000	6	—	6

Net loss for the three months ended
June 30, 2008 (unaudited)	—	—	(6,214)	(6,214)

Balance at June 30, 2008 (unaudited)	142,481	$7,417	$(497,520)	$(490,103)

See notes to the accompanying condensed, unaudited financial statements
F-4

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,214)	$(29,130)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock based compensation	6	-
Changes in operating assets and liabilities:
Prepaid Expenses	-	30,000
Inventory	1,323	(795)
Accounts payable and accrued expenses	473	(1,421)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,412)	(1,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable to officer	4,271	-
Principal payments on notes payable	-	(6,136)
Due from GK Gym	(48)	3,287

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,223	(2,849)

NET CHANGE IN CASH	(189)	(4,196)

CASH BALANCES
Beginning of period	2,327	5,861
End of period	$2,138	$1,665

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

See notes to the accompanying condensed, unaudited financial statements
F-5

ACTION FASHIONS, LTD.
Notes to Financial Statements

NOTE 1.                      BASIS OF PRESENTATION

The accompanying interim financial statements of Action Fashions, Ltd. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the period ended March 31, 2008 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

Loans Payable to Related Party

On March 31, 2008, we made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, the Company’s majority shareholder, in the amount of $17,687.

On June 30, 2008 we made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, the Company’s majority shareholder, in the amount of $4,271.

Line of Credit

Effective, April 1, 2007, the Company entered into a line of credit agreement with G.K.’s Gym, Inc. establishing a $15,000 line of credit for purchasing of inventory.  The line of credit agreement bears an interest rate of 6% on outstanding principle, expires on March 31, 2009 and has a balance of $0 as of June 30, 2008.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2008:

Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding.

Common stock, no par value; 500,000,000 shares authorized: 136,487,000 shares issued and outstanding.

Common Stock Transactions

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

On or about March 31, 2008 the Company issued 6,000 shares of its restricted common stock to Susie Johnson, the Company’s President, as payment for services rendered during the three months ended March 31, 2008.  The transaction was recorded at fair value, or $6.

On or about June 30, 2008 the Company issued 6,000 shares of its restricted common stock to Susie Johnson, the Company’s President, as payment for services rendered during the three months ended June 30, 2008.  The transaction was recorded at fair value, or $6.

Exchange of Shares with Existing Shareholders

On April 1, 2008 the Company issued 136,481,000 shares to its existing shareholders in exchange for their existing (old) shares on a 1 for 1 basis.  No value was assigned to the exchange of shares.  The old shares were returned to treasury and cancelled.

The purpose of the exchange was to replace the previously issued shares of common stock which FINRA had deemed were not subject to the exemptions provided by Rule 144 of the Securities Act of 1933.

NOTE 5.	INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 6.	CONCENTRATION OF CREDIT RISK

The Company’s sole retail outlet is presently within the facilities of G.K. Gymnastics, Inc. (“GK”), a dance and gymnastics school/studio located in Fort Collins, Colorado.  The Company is dependent upon the clientele generated by the dance studio. If the business of the school/studio declines or ceases to exist, the Company’s sales could also decline or cease to exist.

GK is a related party to the Company.  The owners of GK are the parents of Phillip E. Koehnke, the Company’s majority shareholder.  As of June 30, 2008, GK owed the Company $2,700.

F-7

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ORPLAN OF OPERATIONS

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

We were originally incorporated under the laws of the State of Colorado on June 22, 1990, as U.S.A. Connection, Inc.  We began business operations on June 1, 2005.  via an arms length asset purchase agreement with G.K. Gymnastics, Inc.   Pursuant to the asset purchase agreement, we purchased the retail inventory of G.K. Gymnastics, Inc. for a total purchase price of $19,000 which was wholesale value of the goods purchased.  The $19,000 purchase price was paid for with a five year, zero interest, $19,000 promissory note.  October 28, 2005, we filed Articles of Amendment with the Colorado Secretary of State changing our name to Action Fashions, Ltd. to better reflect our business operations.  Our fiscal year end is March 31st.

The Business

We are an apparel company specializing in the retail sales of exercise, gymnastics, and dance apparel including clothing, outfits, shoes and related accessories.  Our sole retail outlet is presently located within the facilities of G.K. Gymnastics, Inc., a dance and gymnastics school/studio located in Fort Collins, Colorado. By embedding our retail facility internally at the school/studio we have been able to market to a captive audience of dance and gymnastics students with minimal outside competition. Our goal is to expand our retail outlet from the current location to multiple dance and gymnastics schools throughout the country beginning with the State of Colorado.  Our auditors have expressed concern about our ability to continue as a going concern.

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

 We conduct limited marketing and advertising utilizing the local Yellow Pages, various mailings and fliers.  We primarily rely upon our individual store displays, embedded location and word-of-mouth to attract customers. Our product lines are supported by visual merchandising, which consists of window displays, table layouts and various promotions. This type of marketing is an important component of our marketing and promotion strategies since our embedded location provides significant target customer foot traffic.

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

Results of Operations

For the quarter ended June 30, 2008, we had revenues of $4,239 compared to $4,272 for the quarter ended June 30, 2007.  Accordingly our sales were relatively identical for both quarters.

For the quarter ended June 30, 2008, we had operating expenses of $10,453 and an operating loss of ($6,214).  The substantial decrease in operating expenses for the quarter ended June 30, 2008, is attributable to the expiration of the employment agreement with Mr. Koehnke, thus reducing our quarterly operating expenses by $30,000.

Generally, our cost of goods, wholesale prices and inventory have remained stable over the past 12 months.

We expect to increase sales over the next two quarters primarily due to the 2008 summer Olympics in Beijing, China. Historically, national interest in the summer Olympics has significantly increased enrolment in gymnastics schools throughout the United States.   While summer enrolment in the gymnastics school is generally down due to competing summer activities available to children, we anticipate that our sales will increase through the end of 2008 and though 2009 with the increased advertising of the summer Olympics and the anticipated increased enrollment in the gymnastic school facility in which our business is located.

With the increased enrolment in gymnastics and dance activities, we expect that there will be an increased need for our apparel and thus increased sales.

Liquidity and Capital Resources

At June 30, 2008, we had cash of $2,138 compared to $1,665 at June 30, 2007.  As at August 11, 2008, we have $2,511 cash on hand.

Future Goals

Since our inception, our goal has been to expand our business into new locations.  Our goal was to be a fully reporting company with our shares of common stock trading in the public market prior to the beginning of the 2008 summer Olympics.  With the increase interest in gymnastics following the summer Olympics, we believed that this would be a catalyst to begin our expansion plan.  However, although we have been able to become a reporting company, we have had continuing difficulties in filing our 211 application with FINRA and as of the date of this Report, our 211 application has not been completed and our common stock is not trading in the public market.  This is unfortunate as the 2008 summer Olympics are ongoing as of the date of this Report.

As of the date of this Report, our revised goal is to have our common stock trading in the public market within the next 6 to 12 months.  If we are successful, our next goal is to seek financing for our expansion goals whether it be through bank loans or a private placement of our securities.  If we are unable to successfully file our 211 application or obtain proper financing, we may have to reevaluate our business plan and future operations.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not utilize sensitive instruments subject market risk in our operations.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our sole officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. There were not any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

10.1	Employment agreement dated December 6, 2003, between the Company and Phillip E. Koehnke (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

10.2	June 1, 2005, Asset Purchase Agreement by and between the Company and G.K.’s Gymnastics, Inc. (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

14.1	Code of Ethics (Filed as an exhibit to our annual report on Form 10-KSB filed on June 29, 2007).

31.1	Certification of Susie Johnson, pursuant to Rule 13a-14(a) (Attached hereto).

31.2	Certification of Susie Johnson, pursuant to Rule 13a-14(a) (Attached hereto).

32.1	Certification of Susie Johnson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached hereto).

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Signatures	Title	Date

/s/ Susie Johnson	President, Chief Executive Officer, Chief Financial Officer, Director	August 18, 2008
Susie Johnson