Form 10-Q
period 2008-09-30
Action Fashions, Ltd.
filed 2008-11-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of  September 30, 2008, there were 136,493,000 shares of our common stock were issued and outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

ACTION FASHIONS, LTD.

Page

Condensed Balance Sheets at September 30, 2008 (unaudited) and March 31, 2008	F-2

Condensed and Unaudited Statements of Operations for the six months ended September 30, 2008 and 2007 and the three months ended September 30, 2008 and 2007	F-3

Condensed and Unaudited Statement of Changes in Shareholders' Deficit for the six months ended September 30, 2008	F-4

Condensed and Unaudited Statements of Cash Flows for the six months ended September 30, 2008 and 2007	F-5

Notes to Financial Statements	F-6

F-1

ACTION FASHIONS, LTD.
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Derived from
		Audited
		Statements)
ASSETS

Current assets:
Cash	$2,975	$2,327
Due from related party (Note 6)	4,139	2,652
Inventory	10,213	10,219
Total current assets	17,327	15,198

TOTAL ASSETS	$17,327	$15,198

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$9,056	$6,000
Sales tax payable	476	406
Loans payable to related party (Note 3)	21,958	17,687
Note payable to related party (Note 3)	475,000	475,000
Total current liabilities	506,490	499,093

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, no par value,
136,481,000 shares issued and outstanding as at March 31, 2008
136,493,000 shares issued and outstanding as at September 30, 2008 (Unaudited)	7,423	7,411
Retained deficit	(496,586)	(491,306)

TOTAL STOCKHOLDERS' DEFICIT	(489,163)	(483,895)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,327	$15,198

See notes to the accompanying condensed, unaudited financial statements
F-2

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF OPERATIONS

	Six Months ended		Three Months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Sales	$11,489	$10,111	$7,249	$5,839
Total revenues	11,489	10,111	7,249	5,839

Expenses:
Cost of Goods Sold	7,869	7,660	4,694	4,257
General and administrative	8,888	0	1,615	0
Compensation expense (Note 3)	12	60,000	6	30,000
Total operating expenses	16,769	67,660	6,315	34,257

Loss from operations	(5,280)	(57,549)	934	(28,418)

Provision for Income Taxes (Note 5)	-	-	-	-

NET LOSS	$(5,280)	$(57,549)	$934	$(28,418)

Basic loss per common share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding - Basic	136,484,143	136,475,000	136,488,000	136,475,000
Weighted average common shares outstanding - Diluted	136,484,143	136,475,000	136,488,000	136,475,000

See notes to the accompanying condensed, unaudited financial statements
F-3

ACTION FASHION LTD
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Deficit	Deficit

Balance at March 31, 2008	136,481,000	$7,411	$(491,306)	$(483,895)

Shares issued to existing shareholders in
exchange for existing shares on a one-for-one
basis (Note 4) (unaudited)	136,481,000	—	—	—

Shares returned and cancelled from existing
shareholders due to exchange of common shares
on a one-for-one basis (Note 4) (unaudited)	(136,481,000)	—	—	—

Shares issued for services (unaudited)	12,000	12	—	12

Net loss for the six months ended
September 30, 2008 (unaudited)	—	—	(5,280)	(5,280)

Balance at September 30, 2008 (unaudited)	136,493,000	$7,423	$(496,586)	$(489,163)

See notes to the accompanying condensed, unaudited financial statements
F-4

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,280)	$(57,549)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock based compensation	12	-
Changes in operating assets and liabilities:
Prepaid Expenses	-	60,000
Inventory	6	227
Accounts payable and accrued expenses	3,126	(1,327)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,136)	1,351

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable to officer	4,271	-
Principal payments on notes payable	-	(6,135)
Due from GK Gym	(1,487)	(841)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,784	(6,976)

NET CHANGE IN CASH	648	(5,625)

CASH BALANCES
Beginning of period	2,327	5,861
End of period	$2,975	$236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

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

Employment Agreement

On December 6, 2003, the Company entered into a 48 month employment agreement with Phillip E. Koehnke, our  former sole officer and Director.  The Company charged the compensation expense ratably over the term of the 48 month employment agreement.   Payment under the terms of the employment agreement was secured by a $480,000, 48 month, zero interest convertible promissory note.  The Company issued Mr. Koehnke 125,000,000 post split shares of its restricted common stock during March 2006 in exchange for payment of $5,000 of the convertible note, which reduced the balance owed on the note to $475,000.  The note matured on November 1, 2007.

Loans Payable to Related Party

On March 31, 2008, the Company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder, in the amount of $17,687.

On June 30, 2008 the Company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder, in the amount of $4,271.

On September 30, 2008, the Company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder, in the amount of $4,722.

Line of Credit

Effective, April 1, 2007, the Company entered into a line of credit agreement with G.K.’s Gym, Inc. establishing a $15,000 line of credit for purchasing of inventory.  The line of credit agreement bears an interest rate of 6% on outstanding principle, expires on March 31, 2009 and has a balance of $0 as of September 30, 2008.

Office Lease

On June 1, 2005, the Company entered into a lease with G.K.’s Gym, Inc. for its retail space.  The lease ends on May 31, 2010.  Monthly rent is $200 per month commencing on June 1, 2007.

Future minimum lease payments required under the arrangement are as follows:

March 31,	Amount

2008………	1,600

2009………	2,400

2010………	2,400

2011………	400

$6,800

Legal Services

Legal counsel to the Company is a firm controlled by our majority shareholder.

NOTE 4.	STOCKHOLDERS’ DEFICIT

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2008:

Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding.

Common stock, no par value; 500,000,000 shares authorized: 136,493,000 shares issued and outstanding.

Common Stock Transactions

On September 16, 2005, the Company issued 125,000 (post split) shares of its restricted common stock to Mike Keefe as payment for services as a resident agent in the state of Colorado.  The transaction was recorded at fair value, or $5.

On March 28, 2006, the Company issued its former sole officer and director 125,000,000 (post split) shares of its restricted common stock under the terms of the convertible promissory note.  The shares were converted at a price of $0.01 per share.

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

On or about September 30, 2008 the Company issued 6,000 shares of its restricted common stock to Susie Johnson, the Company’s President, as payment for services rendered during the three months ended September 30, 2008.  The transaction was recorded at fair value, or $6.

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

GK is a related party to the Company.  The owners of GK are the parents of Phillip E. Koehnke, the Company’s majority shareholder.  As of September 30, 2008, GK owed the Company $1,487 in addition to $6,800 in unpaid rent expense.

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

We were originally incorporated under the laws of the State of Colorado on June 22, 1990, as U.S.A. Connection, Inc.  On June 1, 2005, we entered into an arms length asset purchase agreement with G.K. Gymnastics, Inc. to purchase the retail inventory of G.K. Gymnastics, Inc. for a total purchase price of $19,000 which was wholesale value of the goods purchased.  The $19,000 purchase price was paid for with a five year, zero interest, $19,000 promissory note.  October 28, 2005, we filed Articles of Amendment with the Colorado Secretary of State changing our name to Action Fashions, Ltd. to better reflect our business operations.  Our fiscal year end is March 31st.

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

Results of Operations

For the six months ended September 30, 2008, we had revenues of $11,489 compared to $10,111 for the six month ended September 30, 2007.   We attribute this increase in sales due to increased enrolment in the gymnastics facility and the summer Olympics.

For the six months ended September 30, 2008, we had total operating expenses of $16,769 and an operating loss of ($5,280) compared to total operating expenses of $67,660 and an operating loss of ($57,549) for the six months ended September 30, 2007.  The substantial decrease in operating expenses for the six months ended September 30, 2008, is attributable to the expiration of the employment agreement with Mr. Koehnke, thus reducing our quarterly operating expenses by $30,000.  In addition, we saw increased sales for the six months ended September 30, 2008.

Generally, our cost of goods, wholesale prices and inventory have remained stable over the past 12 months.

As expected, our sales increase his quarter primarily due to the 2008 summer Olympics in Beijing, China.  We expect that sales should slightly increase next quarter as well. Historically, national interest in the summer Olympics has significantly increased enrolment in gymnastics schools throughout the United States.   While summer enrolment in the gymnastics school is generally down due to competing summer activities available to children, we anticipate that our sales will increase through the end of 2008 and though 2009 with the increased advertising of the summer Olympics and the anticipated increased enrollment in the gymnastic school facility in which our business is located.

With the increased enrolment in gymnastics and dance activities, we expect that there will be an increased need for our apparel and thus increased sales.

Liquidity and Capital Resources

At September 30, 2008, we had cash of $2,975 compared to $236 at September 30, 2007.  As at October 31, 2008, we have $1,200 cash on hand.

Future Goals

Since our inception, our goal has been to expand our business into new locations.  Our goal was to be a fully reporting company with our shares of common stock trading in the public market prior to the beginning of the 2008 summer Olympics.  With the increase interest in gymnastics following the summer Olympics, we believed that this would be a catalyst to begin our expansion plan.  However, although we have been able to become a reporting company, we have had continuing difficulties in filing our 211 application with FINRA and as of the date of this Report, our 211 application has not been completed and our common stock is not trading in the public market.  This is unfortunate as the 2008 summer Olympics are now over as of the date of this Report.

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

Signatures	Title	Date

/s/ Susie Johnson	President, Chief Executive Officer, Chief Financial Officer, Director	November 13, 2008
Susie Johnson