Form 10-Q
period 2008-12-31
Action Fashions, Ltd.
filed 2009-02-17
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of  December 31, 2008, there were 136,499,000 shares of our common stock were issued and outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

ACTION FASHIONS, LTD.

Page

Condensed Balance Sheets at December 31, 2008 (unaudited) and March 31, 2008	F-2

Condensed and Unaudited Statements of Operations for the nine months ended December 31, 2008 and 2007 and the three months ended December 31, 2008 and 2007	F-3

Condensed and Unaudited Statement of Changes in Shareholders' Deficit for the nine months ended December 31, 2008	F-4

Condensed and Unaudited Statements of Cash Flows for the nine months ended December 31, 2008 and 2007	F-5

Notes to Financial Statements	F-6

F-1

ACTION FASHIONS, LTD.
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Derived from
		Audited
		Statements)
ASSETS

Current assets:
Cash	$3,406	$2,327
Due from related party (Note 6)	4,297	2,652
Inventory	10,055	10,219
Total current assets	17,757	15,198

TOTAL ASSETS	$17,757	$15,198

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$8,032	$6,000
Sales tax payable	408	406
Loans payable to related party (Note 3)	29,815	17,687
Note payable to related party (Note 3)	475,000	475,000
Total current liabilities	513,255	499,093

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, no par value,
136,481,000 shares issued and outstanding as at March 31, 2008
136,499,000 shares issued and outstanding as at December 31, 2008 (Unaudited)	7,429	7,411
Retained deficit	(502,927)	(491,306)

TOTAL STOCKHOLDERS' DEFICIT	(495,498)	(483,895)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,757	$15,198

See notes to the accompanying condensed, unaudited financial statements
F-2

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF OPERATIONS

		Nine Months ended		Three Months ended
		December 31,		December 31,
		2008	2007	2008	2007

Revenues:
Sales		$17,698	$14,711	$6,210	$4,600
Total revenues		17,698	14,711	6,210	4,600

Expenses:
Cost of Goods Sold		11,929	11,819	4,060	4,159
General and administrative		17,372	16	8,485	16
Compensation expense (Notes 3 and 4)		18	80,000	6	20,000
Total operating expenses		29,319	91,835	12,551	24,175

Loss from operations		(11,621)	(77,124)	(6,341)	(19,575)

Provision for Income Taxes (Note 5)		-	-	-	-

NET LOSS		$(11,621)	$(77,124)	$(6,341)	$(19,575)

Basic loss per common share		$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per common share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic		136,486,200	136,475,000	136,494,000	136,475,000
Weighted average common shares outstanding - Diluted		136,486,200	136,475,000	136,494,000	136,475,000

See notes to the accompanying condensed, unaudited financial statements
	F-3

ACTION FASHION LTD.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

					Total
	Common Stock			Retained	Stockholders'
	Shares		Amount	Deficit	Deficit

Balance at March 31, 2008		136,481,000	$7,411	$(491,306)	$(483,895)

Shares issued to existing shareholders in
exchange for existing shares on a one-for-one
basis (Note 4) (unaudited)		136,481,000	—	—	—

Shares returned and cancelled from existing
shareholders due to exchange of common shares
on a one-for-one basis (Note 4) (unaudited)		(136,481,000)	—	—	—

Shares issued for services (unaudited)		18,000	18	—	18

Net loss for the nine months ended
December 31, 2008 (unaudited)		—	—	(11,621)	(11,621)

Balance at December 31, 2008 (unaudited)		136,499,000	$7,429	$(502,927)	$(495,498)

See notes to the accompanying condensed, unaudited financial statements
	F-4

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,621)	$(77,124)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock based compensation	18	-
Changes in operating assets and liabilities:
Receivable from GK Gym	(1,645)	(2,083)
Prepaid Expenses	-	80,000
Inventory	165	337
Accounts payable and accrued expenses	2,034	(1,405)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,049)	(275)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft		549
Proceeds from loan payable to officer	12,128	-
Principal payments on notes payable	-	(6,135)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,128	(5,586)

NET CHANGE IN CASH	1,079	(5,861)

CASH BALANCES
Beginning of period	2,327	5,861
End of period	$3,406	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

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

On December 31, 2008 the company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder in the amount of $3,135.

Line of Credit

Effective, April 1, 2007, the Company entered into a line of credit agreement with G.K.’s Gym, Inc. establishing a $15,000 line of credit for purchasing of inventory.  The line of credit agreement bears an interest rate of 6% on outstanding principle, expires on March 31, 2009 and has a balance of $0 as of December 31, 2008.

Office Lease

On June 1, 2005, the Company entered into a lease with G.K.’s Gym, Inc. for its retail space.  The lease ends on May 31, 2010.  Monthly rent is $200 per month commencing on June 1, 2007.

Future minimum lease payments required under the arrangement are as follows:

March 31,	Amount

2009………	2,400

2010………	1,000

$3,400

Legal Services

Legal counsel to the Company is a firm controlled by our majority shareholder.

NOTE 4.	STOCKHOLDERS’ DEFICIT

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2008:

Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding.

Common stock, no par value; 500,000,000 shares authorized: 136,499,000 shares issued and outstanding.

Common Stock Transactions

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

On or about December 31, 2008 the Company issued 6,000 shares of its restricted common stock to Susie Johnson, the Company’s President, as payment for services rendered during the three months ended December 31, 2008.  The transaction was recorded at fair value, or $6.

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

GK is a related party to the Company.  The owners of GK are the parents of Phillip E. Koehnke, the Company’s majority shareholder.  As of December 31, 2008, GK owed the Company $4,297 in addition to $3,400 in unpaid rent expense.

F-6

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

Results of Operations

For the nine months ended December 31, 2008, we had revenues of $17,698 compared to $14,711 for the nine months ended December 31, 2007.   We attribute this increase in sales due to increased enrolment in the gymnastics facility and the recent 2008 summer Olympics.

For the nine months ended December 31, 2008, we had total operating expenses of $29,319 and an operating loss of ($11,621) compared to total operating expenses of $91,835 and an operating loss of ($77,124) for the nine months ended December 31, 2007.  The substantial decrease in operating expenses for the nine months ended December 31, 2008, is attributable to the expiration of the employment agreement with Mr. Koehnke, thus reducing our quarterly operating expenses by $30,000.  In addition, we saw increased sales for the nine months ended December 31, 2008.

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

Liquidity and Capital Resources

At December 31, 2008, we had cash of $3,406 compared to $2,327 at March 31, 2008.   As at February 3, 2009, we have $3,900 cash on hand.

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

10.1	Employment agreement dated December 6, 2003, between the Company and Phillip E. Koehnke (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

10.2	June 1, 2005, Asset Purchase Agreement by and between the Company and G.K.’s Gymnastics, Inc. (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

14.1	Code of Ethics (Filed as an exhibit to our annual report on Form 10-KSB filed on June 29, 2007).

31.1	Certification of Susie Johnson, pursuant to Rule 13a-14(a) (Attached hereto).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached hereto).

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2009

/s/ Susie Johnson
Susie Johnson
Chief Executive Officer Chief Financial Officer