Form 10-K
period 2009-03-31
Action Fashions, Ltd.
filed 2009-06-26
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-52413

ACTION FASHIONS, LTD.
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
Securities registered pursuant to Section 12(b) of the Act:                 None
Securities registered pursuant to Section 12(g) of the Act:                 common stock, no par value
___________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ] No[X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  Yes [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on September 30, 2008, based upon the $0.00 per shares closing price for our common stock on the OTC Bulletin Board was $0.00.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of  March 31, 2009,  There were 136,505,000 shares of our common stock were issued and outstanding.

DOCUMENTS INCORPORATE BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to securities holders for fiscal year ended December 24, 1980).

PART I

Item 1.   Business

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

The effects of existing or probable government regulations on our business are minimal.

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

We have limited experience complying with the reporting requirements of the Securities Exchange Act of 1934, or the other rules and regulations of the SEC or any securities exchange relating to public companies. We are working with independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

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

Only recently has our stock been trading in the public market.  An active public market for our common stock may not develop or be sustained.  Further, the market price of our common stock may decline below the price you paid for your shares.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock only recently became quoted on the Over The Counter Bulletin Board (OTC.BB AFSN).  As of the date of this report we are unable to provide any high and low bid information for our common stock for any quarter subject to this report.  Currently, there are 47,500,000 shares of our common stock issuable upon conversion of outstanding convertible securities held in the name of an affiliate and 1,456,000 shares of our common stock which can be sold by non-affiliates pursuant to Rule 144 of the Securities Act.

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

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Our policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles. The company has elected a March 31, year-end.

We consider all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents.

Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

Revenue is recognized at the time of sale.

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”.  SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Results of Operations

For the year ended March 31, 2009, we had revenues of $22,065 compared to $20,367 for the year ended March 31, 2008.  We attribute this slight increase in sales due to increased enrolment in the gymnastics facility and the recent 2008 summer Olympics which sparked greater interest in gymnastics in young children.

For the year ended March 31, 2009, we had total operating expenses of $43,039 and an operating loss of ($20,974) compared to total operating expenses of $114,820 and an operating loss of ($94,453) for the year ended March 31, 2008.  The substantial decrease in operating expenses for the year ended March 31, 2009,  is attributable to the expiration of the employment agreement with Mr. Koehnke, thus reducing our quarterly operating expenses by $30,000.  In addition, we saw increased sales for the year.

Generally, our cost of goods, wholesale prices and inventory have remained stable over the past 12 months.

As expected, our sales increase this year primarily due to the 2008 summer Olympics in Beijing, China and the increased enrolment in gymnastics students at the facility in which we are located.  Historically, national interest in the summer Olympics has significantly increased enrolment in gymnastics schools throughout the United States and we experienced this trend this summer.  While summer enrolment in the gymnastics school is generally down due to competing summer activities available to children, this year, due to the summer Olympics, enrolment in the gymnastics school remained stable which helped our sales.  We anticipate that our sales will increase through 2009 and then level off or even drop slightly to the pre-Olympic levels.

Liquidity and Capital Resources

At March 31, 2009, we had cash of $3,478 compared to $2,327 at March 31, 2008.

Future Goals

Since our inception, our goal has been to expand our business into new locations.  Our goal was to be a fully reporting company with our shares of common stock trading in the public market prior to the beginning of the 2008 summer Olympics.  With the increased interest in gymnastics following the summer Olympics, we believed that this would be a catalyst to begin our expansion plan.  However, although we were successful in becoming a reporting company in a timely fashion, we had continuing difficulties in filing our 211 application with FINRA and only completed this process during the last month of our fiscal year.  As of March 2009, our common stock will be  trading on the Over the Counter Bulletin Board (OTC.BB AFSN)

Now that our common stock will be trading in the public market, management is considering whether it remains a valid business goal to continue with our original business plan and to seek financing for our expansion goals whether it be through bank loans or a private placement of our securities.   Management is concerned that the “window of opportunity” may have passed in regard to expanding in conjunction with the summer Olympics  and that the “window” will not occur for another four years.  Alternatively, management is not opposed to changing directions with the business if suitable ideas or business partners present themselves.

Assuming management goes forward with our original business plan and we are successful in obtaining financing, we plan on expanding into the Loveland, Colorado location during the second half of our fiscal year and opening additional locations in Colorado thereafter.  The opening of additional locations is dependent upon sufficient financing and the identification of suitable gymnastic/dance school facilities.  We anticipate that each new location will require approximately $25,000 - $40,000 to open depending upon the location.

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

Foreign Currency Transactions

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We currently do not utilize sensitive instruments subject market risk in our operations.

Item 8.   Financial Statements and Supplementary Data.

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934,as of the end of the period covered by this Report on Form 10-K, our  management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, our chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the company, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Item 9A(T). Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of  unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2009, the Company's internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Inherent Limitations of Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this registration statement, the name, age and position of our sole director/executive officer.

NAME	AGE	POSITION

Susie L.G. Johnson	42	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2009, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid to Ms. Susie L.G. Johnson, who is our sole executive officer, for services rendered, and to be rendered.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to Ms. Johnson during the fiscal years presented.

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Susie L.G. Johnson	2009	0	0	24,000(1)	0	0	0	0	$24(2)
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2008	0	0	6,000(1)	0	0	0	0	$6(2)

(1)           Ms. Johnson receives 2,000 restricted shares of our common stock for each month she serves as an officer of the company.

(2)           Based upon restricted shares of our common stock issued annually at $.001 per share.

Employment Agreements

We currently do not have an employment agreement with Ms. Johnson, our sole officer and director.  Our board of directors has authorized Ms. Johnson to be compensated for her services at a rate of 2,000 restricted shares of our common stock for each month she serves as an officer of the corporation.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 136,481,000 issued and outstanding shares of our common stock as of March 31, 2009, by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Phillip E. Koehnke (1)	135,025,000	98%
Susie L.G. Johnson (1)	30,000	*

All Officers and Directors as Group	30,000	*
Total	135,055,000	98%

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

Item 13. Certain Relationships and Related Transactions.

We have not entered into any material transactions with related parties in the past two years.

Transactions with Promoters

None.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Cordovano and Honeck, LLP as our auditors for the year ended March 31, 2009.

Audit Fees

Cordovano and Honeck, LLP billed us $10,274 in audit fees during the year ended March 31, 2009 and $10,523 in audit fees during the year ended March 31, 2008.

Audit-Related Fees

            We did not pay any fees to Cordovano and Honeck, LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2009 and March 31, 2008.

Tax and All Other Fees

We did not pay any fees to Cordovano and Honeck, LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2009 and March 31, 2008.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Cordovano and Honeck, LLP, and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2009, and for the year then ended, none of the hours expended on Cordovano and Honeck, LLP’s engagement to audit those financial statements were attributed to work by persons other than Cordovano and Honeck, LLP’s full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2009 and 2008

Statements of Operations for the years ended March 31, 2009 and 2008

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2009 and 2008

Statements of Cash Flows for the years ended March 31, 2009 and 2008

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Amended and Restated Bylaws dated December 30, 2005	3.3	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Susie L.G. Johnson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Susie L.G. Johnson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

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

Signatures	Title	Date

/s/ Susie L.G. Johnson Susie L.G. Johnson	Director, President, Chief Executive Officer, and Chief Financial Officer	June 25, 2009

ACTION FASHIONS, LTD.

Page

Report of Independent Registered Public Accounting Firm:	F-2

Balance Sheets for March 31, 2009 and 2008:	F-3

Statements of Operations for the years ended March 31, 2009 and 2008:	F-4

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2009 and 2008:	F-5

Statement of Cash Flows for the years ended March 31, 2009 and 2008:	F-6

Notes to Financial Statements:	F-7

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Shareholders
Action Fashions, Ltd.:

We have audited the balance sheet of Action Fashions, Ltd. as of March 31, 2009, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended March 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Fashions, Ltd. as of March 31, 2009, and the results of its operations and its cash flows for the years ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Cordovano and Honeck LLP
Englewood, Colorado
June 22, 2009

ACTION FASHIONS, LTD.
Balance Sheets

	March 31, 2009	March 31, 2008

ASSETS

Current assets:
Cash	$3,478	$2,327
Due from related party (Note 6)	4,347	2,652
Inventory	10,230	10,219
Total current assets	18,055	15,198

TOTAL ASSETS	$18,055	$15,198

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$750	$—
Accounts payable to related party (Note 3)	8,400	6,000
Sales tax payable	288	406
Loans payable to related party (Note 3)	38,462	17,687
Note payable to related party (Note 3)	475,000	475,000
Total current liabilities	522,900	499,093

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,		—
-0- shares issued and outstanding	—
Common stock, 500,000,000 shares authorized, no par value,
136,481,000 shares issued and outstanding as at March 31, 2008
136,505,000 shares issued and outstanding as at March 31, 2009	7,435	7,411
Retained deficit	(512,280)	(491,306)

TOTAL STOCKHOLDERS' DEFICIT	(504,845)	(483,895)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,055	$15,198

See notes to the accompanying financial statements
F-3

ACTION FASHION, LTD.
STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	March 31, 2009	March 31, 2008

Revenues:
Sales	$22,065	$20,367
Total revenues	22,065	20,367

Expenses:
Cost of Goods Sold	15,131	14,671
General and administrative	27,884	20,149
Compensation expense (Notes 3 and 4)	24	80,000
Total operating expenses	43,039	114,820

Loss from operations	(20,974)	(94,453)

Provision for Income Taxes (Note 5)	-	-

NET LOSS	$(20,974)	$(94,453)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic	136,488,231	136,475,256
Weighted average common shares outstanding - Diluted	136,488,231	136,475,256

See notes to the accompanying financial statements
F-4

ACTION FASHION LTD.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Deficit	Deficit

Balance at March 31, 2007	136,475,000	$7,405	$(396,853)	$(389,448)

Shares issued for services	6,000	6	—	6

Net loss for the period from April 1, 2007
through March 31, 2008	—	—	(94,453)	(94,453)

Balance at March 31, 2008	136,481,000	$7,411	$(491,306)	$(483,895)

Shares issued to existing shareholders in
exchange for existing shares on a one-for-one
basis (Note 4)	136,481,000	—	—	—

Shares returned and cancelled from existing
shareholders due to exchange of common shares
on a one-for-one basis (Note 4)	(136,481,000)	—	—	—

Shares issued for services	24,000	24	—	24

Net loss for the period April 1, 2008
through March 31, 2009	—	—	(20,974)	(20,974)

Balance at March 31, 2009	136,505,000	$7,435	$(512,280)	$(504,845)

See notes to the accompanying financial statements
F-5

ACTION FASHION, LTD.
STATEMENTS OF CASH FLOWS

	For the	For The
	Year Ended	Year Ended
	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,974)	$(94,453)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock based compensation	24	6
Changes in operating assets and liabilities:
Receivable from GK Gym	0	0
Prepaid Expenses	-	80,000
Inventory	(11)	913
Accounts payable and accrued expenses	3,032	1,100

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(17,929)	(12,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	-	(6,135)
Proceeds received from notes payable	20,776	17,687
Due from GK Gym	(1,696)	(2,652)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,080	8,900

NET CHANGE IN CASH	1,151	(3,534)

CASH BALANCES
Beginning of year	2,327	5,861
End of year	$3,478	$2,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-
Income taxes	$-	$-

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

As of March 31, 2009, there were approximately 47,500,000 potentially dilutive common shares related to the convertible promissory note held by our former CEO, which were excluded from the calculation of net loss per share-diluted because they were anti-dilutive.

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

Employment Agreement

On December 6, 2003, the Company entered into a 48 month employment agreement with Phillip E. Koehnke, our former sole officer and Director.  The Company charged the compensation expense ratably over the term of the 48 month employment agreement.   Payment under the terms of the employment agreement was secured by a $480,000, 48 month, zero interest convertible promissory note.  The Company issued Mr. Koehnke 125,000,000 post split shares of its restricted common stock during March 2006 in exchange for payment of $5,000 of the convertible note, which reduced the balance owed on the note to $475,000.  The note is due on demand and is thus classified as a current liability at March 31, 2009.

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

On March 31, 2009 the company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder in the amount $8,647.

Line of Credit

Effective, April 1, 2007, the Company entered into a line of credit agreement with G.K.’s Gym, Inc. establishing a $15,000 line of credit for purchasing of inventory.  The line of credit agreement bears an interest rate of 6% on outstanding principle, expires on March 31, 2009 and has a balance of $0 as of March 31, 2009.

Accounts Payable

The company had a payable balance due to G.K.’s Gym, Inc., a related party owned by the parents of Phillip E. Koehnke, as of March 31, 2009 and 2008.  At March 31, 2009 and 2008 the company owed $8,400 and $6,000 to G.K.’s Gym, Inc. respectively for rent and other operating expenses.

Office Lease

On June 1, 2005, the Company entered into a lease with G.K.’s Gym, Inc. for its retail space.  The lease ends on May 31, 2010.  Monthly rent is $200 per month commencing on June 1, 2007.

Future minimum lease payments required under the arrangement are as follows:

Date	Amount

2010 minimum lease payments:	$2,400

2011 minimum lease payments:	$400

Total future minimum lease payments:	$2,800

Legal Services

Legal counsel to the Company is a firm controlled by our majority shareholder.

NOTE 4.	STOCKHOLDERS’ DEFICIT

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2009:

Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding.

Common stock, no par value; 500,000,000 shares authorized: 136,505,000 shares issued and outstanding.

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

On or about March 31, 2009 the Company issued 6,000 shares of its restricted common stock to Susie Johnson, the Company’s President, as payment for services rendered during the three months ended March 31, 2009.  The transaction was recorded at fair value, or $6.

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

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred tax assets and liabilities at the end of each period are determined using the currently effective tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The reconciliation of enacted rates the years ended March 31, 2009 and March 31, 2008 is as follows:

	March 31, 2009	March 31, 2008

U.S. statutory federal rate, graduated………………………………..	15.00%	20.35%
State income tax rate, net of federal…………………………………	7.51%	7.04%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-22.51%	-27.39%
	0.00%	0.00%

At March 31, 2009 and March 31, 2008, the Company had a net operating loss carry forwards of $329,874 and $308,900  respectively that may be offset against future taxable income subject to limitations imposed by the Internal Revenue Service. This carryforward is subject to review by the Internal Revenue Service and, if allowed, may be offset against taxable income through 2029.  A portion of the net operating loss carryovers begin expiring in 2026.

Deferred tax assets are as follows:

	March 31, 2009	March 31, 2008

Deferred tax asset due to net operating loss…….……………………..	$92,500	$87,798
Valuation Allowance……..…………….	(92,500)	(87,798)
	-	-

The deferred tax asset relates principally to the net operating loss carryforward. A valuation allowance was established at March 31, 2009 and March 31, 2008 to eliminate the deferred tax benefit that existed at that time since it is uncertain if the tax benefit will be realized. The deferred tax asset (and the related valuation allowance) increased by $4,722 and $25,872 for the years ended March 31, 2009 and March 31, 2008, respectively.

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

The Company’s sole retail outlet is presently within the facilities of G.K. Gymnastics, Inc. (“GK”), a dance and gymnastics school/studio located in Fort Collins, Colorado.  The Company is dependent upon the clientele generated by the gymnastics and dance studio. If the business of the school/studio declines or ceases to exist, the Company’s sales could also decline or cease to exist.

GK is a related party to the Company.  The owners of GK are the parents of Phillip E. Koehnke, the Company’s majority shareholder.  As of March 31, 2009 and 2008, G.K.’s Gym, Inc. owed to the Company $4,347 and $2,652 respectively.

F-6