Form 10-Q
period 2009-06-30
Action Fashions, Ltd.
filed 2009-08-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of  August 13, 2009, there were 136,511,000 shares of our common stock were issued and outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

ACTION FASHIONS, LTD.

Page

Condensed Balance Sheets at June 30, 2009 (unaudited) and March 31, 2009	F-2

Condensed and Unaudited Statements of Operations for the three months ended June 30, 2009 and 2008	F-3

Condensed and Unaudited Statement of Changes in Shareholders' Deficit for the three months ended June 30, 2009	F-4

Condensed and Unaudited Statements of Cash Flows for the three months ended June 30, 2009 and 2008	F-5

Notes to Financial Statements	F-6

F-1

ACTION FASHIONS, LTD.
CONDENSED BALANCE SHEETS

	June 30	March 31,
	2009	2009
	(Unaudited)	(Derived from
		Audited
		Statements)
ASSETS

Current assets:
Cash	$3,570	$3,478
Due from related party (Note 6)	5,263	4,347
Inventory	8,511	10,230
Total current assets	17,344	18,055

TOTAL ASSETS	$17,344	$18,055

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$750	$750
Accounts payable to related party (Note 3)	9,000	8,400
Sales tax payable	349	288
Loans payable to related party (Note 3)	38,757	38,462
Note payable to related party (Note 3)	475,000	475,000
Total current liabilities	523,856	522,900

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, no par value,
	136,505,000 shares issued and outstanding as at March 31, 2009
	136,511,000 shares issued and outstanding as at June 30, 2009 (Unaudited)
Retained deficit	(513,953)	(512,280)

TOTAL STOCKHOLDERS' DEFICIT	(506,512)	(504,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,344	$18,055

See notes to the accompanying condensed, unaudited financial statements
F-2

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF OPERATIONS

	Three Months ended
	June 30,
	2009	2008

Revenues:
Sales	$5,261	$4,239
Total revenues	5,261	4,239

Expenses:
Cost of Goods Sold	6,033	3,175
General and administrative	895	7,272
Compensation expense (Notes 3 and 4)	6	6
Total operating expenses	6,934	10,453

Loss from operations	(1,673)	(6,214)

Provision for Income Taxes (Note 5)	-	-

NET LOSS	$(1,673)	$(6,214)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic
Weighted average common shares outstanding - Diluted

See notes to the accompanying condensed, unaudited financial statements
F-3

ACTION FASHION LTD.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Deficit	Deficit

Balance at March 31, 2009	136,505,000	$7,435	$(512,280)	$(504,845)

Shares issued for services	6,000	6	—	6

Net loss for the period the three months ended
June 30, 2009	—	—	(1,673)	(1,673)

Balance at June 30, 2009	136,511,000	$7,441	$(513,953)	$(506,512)

See notes to the accompanying condensed, unaudited financial statements
F-4

ACTION FASHION, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,673)	$(6,214)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock based compensation	6	6
Changes in operating assets and liabilities:
Receivable from GK Gym	(916)	(48)
Prepaid Expenses	-	-
Inventory	1,719	1,323
Accounts payable and accrued expenses	661	473

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(203)	(4,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable to officer	295	4,271
Principal payments on notes payable	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	295	4,271

NET CHANGE IN CASH	92	(189)

CASH BALANCES
Beginning of period	3,478	2,327
End of period	$3,570	$2,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

See notes to the accompanying condensed, unaudited financial statements
F-5

ACTION FASHIONS, LTD.
Notes to Financial Statements

NOTE 1.                      BASIS OF PRESENTATION

The accompanying interim financial statements of Action Fashions, Ltd. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the period ended March 31, 2009 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

Employment Agreement

On December 6, 2003, the Company entered into a 48 month employment agreement with Phillip E. Koehnke, our former sole officer and Director.  The Company charged the compensation expense ratably over the term of the 48 month employment agreement.   Payment under the terms of the employment agreement was secured by a $480,000, 48 month, zero interest convertible promissory note.  The Company issued Mr. Koehnke 125,000,000 post split shares of its restricted common stock during March 2006 in exchange for payment of $5,000 of the convertible note, which reduced the balance owed on the note to $475,000.  The note is due on demand and thus classified as a current liability at June 30, 2009.

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

On June 30, 2009 the company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder in the amount $295.

Accounts Payable

The company had a payable balance due to G.K.’s Gym, Inc., a related party owned by the parents of Phillip E. Koehnke, as of June 30, 2009 and 2008.  At June 30, 2009 and 2008 the company owed $9,000 (unaudited) and $6,600 (unaudited) to G.K.’s Gym, Inc. respectively for rent and other operating expenses.”

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2009:

Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding.

Common stock, no par value; 500,000,000 shares authorized: 136,511,000 shares issued and outstanding.

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

On or about June 30, 2009 the Company issued 6,000 shares of its restricted common stock to Susie Johnson, the Company’s President, as payment for services rendered during the three months ended June 30, 2009.  The transaction was recorded at fair value, or $6.

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

GK is a related party to the Company.  The owners of GK are the parents of Phillip E. Koehnke, the Company’s majority shareholder.  As of June 30, 2009 and 2008, G.K.’s Gym, Inc. owed to the Company $5,263 (unaudited) and $2,700 (unaudited) respectively.

F-6

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

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

Results of Operations

For the three months ended June 30, 2009, we had revenues of $5,261 compared to $4,239 for the three months ended June 30, 2008.   We attribute this decrease in sales due to stale inventory and a slight decrease in enrolment in the gymnastics facility.

For the three months ended June 30, 2009, we had total operating expenses of $6,934 and an operating loss of ($1,673) compared to total operating expenses of $10,453 and an operating loss of ($6,214) for the three months ended June 30, 2008.   The decrease in operating expenses for the three months ended June 30, 2009, is attributable to greatly decreased general and administrative expenses.  In addition, we saw increased sales for the three months ended June 30, 2009.

Our cost of goods increase for the three months ended June 30, 2009 is due to discounting of  merchandise  in an attempt to sell stale inventory.

Sales increased slightly for the three months ended June 30, 2009, compared to $4,239 for the three months ended June 30, 2008.   We consider this increase as insignificant for our current operations.

We anticipate that our revenues for the next quarter will decrease slightly due to a drop in enrollment in the gymnastics school facility in which our business is located.  Sales should increase starting in September 2009, with the start of the new school year and the increased enrolment in gymnastics and dance activities.

Liquidity and Capital Resources

At June 30, 2009, we had cash of $3,570 compared to $3,478 at March 31, 2009.   As at  August 12, 2009, we have $3,363cash on hand.

Future Goals

Since our inception, our goal has been to expand our business into new locations.  Our goal was to be a fully reporting company with our shares of common stock trading in the public market prior to the beginning of the 2008 summer Olympics.  With the increased interest in gymnastics following the summer Olympics, we believed that this would be a catalyst to begin our expansion plan.  However, although we were successful in becoming a reporting company in a timely fashion, we had continuing difficulties in filing our 211 application with FINRA and only completed this process during the last month of our fiscal year.  As of the date of this Report, our common stock is quoted on the Over the Counter Bulletin Board (OTC.BB AFSN).

Now that our common stock will be trading in the public market, management is considering whether it remains a valid business goal to continue with our original business plan and to seek financing for our expansion goals whether it be through bank loans or a private placement of our securities.   Management is concerned that the “window of opportunity” may have passed in regard to expanding in conjunction with the summer Olympics  and that the “window” will not occur for another four years.  Alternatively, management is not opposed to changing directions with the business if suitable ideas or business partners present themselves and has had discussions with individuals regarding a possible business plan changes.

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

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

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

10.1	Employment agreement dated December 6, 2003, between the Company and Phillip E. Koehnke (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

10.2	June 1, 2005, Asset Purchase Agreement by and between the Company and G.K.’s Gymnastics, Inc. (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

14.1	Code of Ethics (Filed as an exhibit to our annual report on Form 10-KSB filed on June 29, 2007).

31.1	Certification pursuant to Rule 13a-14(a) (Attached hereto).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached hereto).

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2009

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer