Form 10-Q/A
period 2009-06-30
Action Fashions, Ltd.
filed 2009-08-17
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q / A-1

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
		Audited
		Statements)
ASSETS

Current assets:
Cash	$3,570	$3,478
Due from related party (Note 6)	5,263	4,347
Inventory	8,511	10,230
Total current assets	17,344	18,055

TOTAL ASSETS	$17,344	$18,055

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$750	$750
Accounts payable to related party (Note 3)	9,000	8,400
Sales tax payable	349	288
Loans payable to related party (Note 3)	38,757	38,462
Note payable to related party (Note 3)	475,000	475,000
Total current liabilities	523,856	522,900

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, no par value,
136,505,000 shares issued and outstanding as at March 31, 2009
136,511,000 shares issued and outstanding as at June 30, 2009 (Unaudited)	7,441	7,435
Retained deficit	(513,953)	(512,280)

TOTAL STOCKHOLDERS' DEFICIT	(506,512)	(504,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,344	$18,055

See notes to the accompanying condensed, unaudited financial statements
F-2

ACTION FASHIONS, LTD.
CONDENSED AND UNAUDITED STATEMENTS OF OPERATIONS

	Three Months ended
	June 30,
	2009	2008

Revenues:
Sales	$5,261	$4,239
Total revenues	5,261	4,239

Expenses:
Cost of Goods Sold	6,033	3,175
General and administrative	895	7,272
Compensation expense (Notes 3 and 4)	6	6
Total operating expenses	6,934	10,453

Loss from operations	(1,673)	(6,214)

Provision for Income Taxes (Note 5)	-	-

NET LOSS	$(1,673)	$(6,214)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic	136,506,000	136,481,000
Weighted average common shares outstanding - Diluted	136,506,000	136,481,000

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