Form 10-Q
period 2009-09-30
Mexus Gold US
filed 2009-11-23
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

MEXUS GOLD US

Nevada	000-52413	20-4092640
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
1805 N. Carson Street, #150
Carson City, NV 89701
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of  November 19, 2009, there were 70,333,000 shares of our common stock were issued and outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US

Page

Condensed Balance Sheets at September 30, 2009 (unaudited) and March 31, 2009	F-2

Condensed and Unaudited Statements of Operations for the six months and three months ended September 30, 2009 and 2008	F-3

Condensed and Unaudited Statement of Changes in Shareholders' Deficit for the six months ended September 30, 2009	F-4

Condensed and Unaudited Statements of Cash Flows for the six months ended September 30, 2009 and 2008	F-5

Notes to Financial Statements	F-6

F-1

MEXUS GOLD US
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)	(Derived from
		Audited
		Statements)
ASSETS

Current assets:
Cash	$4,706	$3,478
Due from related party (Note 6)	5,587	4,347
Inventory	8,329	10,230
Total current assets	18,622	18,055

TOTAL ASSETS	$18,622	$18,055

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$750	$750
Accounts payable to related party (Note 3)	9,600	8,400
Sales tax payable	318	288
Loans payable to related party (Note 3)	23,724	38,462
Note payable to related party (Note 3)	0	475,000
Total current liabilities	34,392	522,900

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, no par value,
136,505,000 shares issued and outstanding as at March 31, 2009
50,089,000 shares issued and outstanding as at September 30, 2009 (Unaudited)
Additional paid-in capital	411,102
Retained deficit	(519,416)	(512,280)

TOTAL STOCKHOLDERS' DEFICIT	(15,770)	(504,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,622	$18,055

See notes to the accompanying condensed, unaudited financial statements
F-2

MEXUS GOLD US
CONDENSED AND UNAUDITED STATEMENTS OF OPERATIONS

	Six Months ended		Three Months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Sales	$10,043	$11,489	4,783	$7,249
Total revenues	10,043	11,489	4,783	7,249

Expenses:
Cost of Goods Sold	9,506	7,869	3,473	4,694
General and administrative	7,564	8,888	6,669	1,615
Compensation expense (Notes 3 and 4)	109	12	103	6
Total operating expenses	17,179	16,769	10,245	6,315

Loss from operations	(7,136)	(5,280)	(5,462)	934

Other Income- Note Forgiven	-	-	-	-
Total Other Income (Expense)	-	-	-	-

Provision for Income Taxes (Note 5)	-	-	-	-

NET LOSS	$(7,136)	$(5,280)	(5,462)	$934

Basic loss per common share	$(0.00)	$(0.00)	(0.00)	$0.00
Diluted loss per common share	$(0.00)	$(0.00)	(0.00)	$0.00

Weighted average common shares outstanding - Basic	122,122,833	136,484,143	107,738,667	136,488,000
Weighted average common shares outstanding - Diluted	122,122,833	136,484,143	107,738,667	136,488,000

See notes to the accompanying condensed, unaudited financial statements
F-3

MEXUS GOLD US
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

					Total
	Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance at March 31, 2009	136,505,000	$7,435	$-	$(512,280)	$(504,845)

Shares issued for services	109,000	109	-	-	109

Shares issued for convertible note	42,500,000	85,000	-	-	85,000

Shares canceled due to forgiven note	(129,025,000)	-	411,102	-	411,102

Net loss for the period the six months ended
September 30, 2009	-	-	-	(7,136)	(7,136)

Balance at September 30, 2009	50,089,000	$92,544	$411,102	$(519,416)	$(15,770)

See notes to the accompanying condensed, unaudited financial statements
F-4

MEXUS GOLD US
CONDENSED AND UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,136)	$(5,280)
Adjustments to reconcile net income to net cash
used in operating activities:
Stock based compensation	109	12
Changes in operating assets and liabilities:
Receivable from GK Gym	(1,239)	(1,487)
Inventory	1,901	6
Accounts payable and accrued expenses	1,229	3,126

NET CASH USED IN OPERATING ACTIVITIES	(5,136)	(3,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	91,363	4,271
Principal payments on loans payable	(85,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,363	4,271

NET CHANGE IN CASH	1,227	648

CASH BALANCES
Beginning of period	3,478	2,327
End of period	$4,706	$2,975

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

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

On September 2, 2009, Phillip E. Koehnke agreed to forgive all but $17,685.70 of notes due to him and cancel 129,025,000 shares of common stock held by him in exchange for a payment of $85,000.  The  forgiveness of the debt resulted in a $411,102 gain, which has been recorded as additional paid-in capital because the transaction occurred with a related party.

Loans Payable to Related Party

On March 31, 2008, the Company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder, in the amount of $17,687.

On June 30, 2008, the Company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder, in the amount of $4,271.

On September 30, 2008, the Company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder, in the amount of $4,722.

On December 31, 2008, the Company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder in the amount of $3,135.

On March 31, 2009, the Company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder in the amount $8,647.

On June 30, 2009, the Company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder in the amount $295.

On August 21, 2009, the Company made a one year zero interest convertible promissory note payable to Taurus Gold, Inc. in the amount of $85,000.  The note was convertible into restricted shares of the Company’s common stock at any time up to the maturity date at a conversion rate of $.002 (see Note 4).

On September 30, 2009, the company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder in the amount $6,038.

Accounts Payable

The company had a payable balance due to G.K.’s Gym, Inc., a related party owned by the parents of Phillip E. Koehnke, as of September 30, 2009 and 2008.  At September 30, 2009 and 2008 the company owed $9,000 (unaudited) and $9,056 (unaudited) to G.K.’s Gym, Inc. respectively for rent and other operating expenses.

Office Lease

On June 1, 2005, the Company entered into a lease with G.K.’s Gym, Inc. for its retail space.  The lease ends on May 31, 2010.  Monthly rent is $200 per month commencing on June 1, 2007.

Future minimum lease payments required under the arrangement are as follows:

Amount

For the year ended March 31, 2010, minimum lease payments:	$2,400

For the year ended March 31, 2011, minimum lease payments:	$400

Total future minimum lease payments:	$2,800

Legal Services

Legal counsel to the Company is a firm controlled by our majority shareholder.

NOTE 4.	STOCKHOLDERS’ DEFICIT

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2009:

Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding.

Common stock, no par value; 500,000,000 shares authorized: 50,089,000 shares issued and outstanding.

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

On August 23, 2009, Taurus Gold, Inc. converted 100% of the $85,000 Note held by it into 42,500,000 restricted shares of the Company’s common stock.

On or about September 30, 2009 the Company issued 109,000 shares of its restricted common stock to Susie Johnson, the Company’s President, as payment for services rendered during the three months ended September 30, 2009.  The transaction was recorded at fair value, or $109.

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

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented  through September 30, 2009 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

GK is a related party to the Company.  The owners of GK are the parents of Phillip E. Koehnke, the Company’s majority shareholder.  As of September 30, 2009 and 2008, G.K.’s Gym, Inc. owed to the Company $5,587 (unaudited) and $4,139(unaudited) respectively.

NOTE 7.	COMMITMENT

On September 4, 2009, the Company entered into a six month Rental Agreement with Mexus Gold International, Inc., a Nevada corporation, to lease a Komatsu P38D Doyer and a PC440 core drill at a rate of $3,850 per month, payable in advance by the 5th day of each month.  Payment can be made in cash or in restricted shares of common stock of the Company valued at $.08 per share.  Mr. Paul D. Thompson, our sole officer and director, owns a majority interest in Mexus Gold International, Inc.

NOTE 8.	SUBSEQUENT EVENTS

On October 1, 2009, the Company changed its name to Mexus Gold US, re-domiciled to the State of Nevada and changed the par value of its common stock to $0.001.

The Company plans to discontinue it retail sports apparel sales business effective September 30, 2009, and has began its mining operations as follows:

On October 16, 2009, the Company acquired an eight (8) month option, with a six (6) month extension, to purchase certain patented and unpatented mining claims situated in Esmeralda County, Nevada, United States.  The option price was 250,000 restricted shares of the Company’s common stock.  The exercise price of the option is five million dollars ($5,000,000) payable in installments of both cash and restricted shares of the Company’s common stock.

On October 20, 2009, the Company entered into a 180 day option agreement with Mexus Gold Mining, S.A. de C.V. pursuant to which the Company acquired the right to acquire 99% of the capital stock of Mexus Gold Mining, S.A.  The option price is 20 million restricted shares of the Company’s common stock and the exercise price is 20 million restricted shares of the Company’s common stock.  The agreement is conditioned upon Mexus Gold Mining, S.A. de C.V. obtaining an audit of its financial records by public accountants acceptable to the standards required for financial reporting purposes in the United States of America.  The term of the option may be extended by the Company for such reasonable time as is required by Mexus Gold Mining, S.A. de C.V. to complete its audit.

Mexus Gold Mining, S.A. de C.V. represents that it owns or has claim to certain lands which are either patented land ownership or concession agreements in the State of Sonora, Mexico.  In addition, Mexus Gold Mining, S.A. de C.V. owns equipment suitable for exploring for precious mineral deposits or extracting and processing mineral ores for the purpose of sale of such refined product, and has agreed to maintain the equipment in good working order and free of any lien, assessment or claim of indebtedness of any kind or nature.

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

The Company

Mexus Gold US was originally in the business of retail sports apparel sales. Presently, the Board of Directors of the Company has made the determination to direct our future business activities as a mining company involved in mineral exploration and production, principally in the area of precious metals. We intend to initially focus our mining efforts in the State of Sonora Mexico.

Our executive offices are located at, 1805 N. Carson Street, #150, Carson City, Nevada 89701.  Our telephone number is (858) 229-8116.

We were originally incorporated under the laws of the State of Colorado on June 22, 1990, as U.S.A. Connection, Inc.  On October 28, 2005, we changed our name to Action Fashions, Ltd.  On October 28, 2009, we changed our domicile to Nevada and changed our name to Mexus Gold US to better reflect our new business operations.  Our fiscal year end is March 31st.

Business Strategy

The Company will discontinue it retail sports apparel sales business effective September 30, 2009, and has began its mining operations as follows:

On September 4, 2009, the Company entered into a six month Rental Agreement with Mexus Gold International, Inc., a Nevada corporation, to lease a Komatsu P38D Doyer and a PC440 core drill at a rate of $3,850 per month, payable in advance by the 5th day of each month.  Payment can be made in cash or in restricted shares of common stock of the Company valued at $.08 per share.

On October 16, 2009, the Company acquired an eight (8) month option, with a six (6) month extension, to purchase certain patented and unpatented mining claims situated in Esmeralda County, Nevada, United States.  The option price was 250,000 restricted shares of the Company’s common stock.  The exercise price of the option is five million dollars ($5,000,000) payable in installments of both cash and restricted shares of the Company’s common stock.

On October 20, 2009, the Company entered into a 180 day option agreement with Mexus Gold Mining, S.A. de C.V. pursuant to which the Company acquired the right to acquire 99% of the capital stock of Mexus Gold Mining, S.A.  The option price is 20 million restricted shares of the Company’s common stock and the exercise price is 20 million restricted shares of the Company’s common stock.  The agreement is conditioned upon Mexus Gold Mining, S.A. de C.V. obtaining an audit of its financial records by public accountants acceptable to the standards required for financial reporting purposes in the United States of America.  The term of the option may be extended by the Company for such reasonable time as is required by Mexus Gold Mining, S.A. de C.V. to complete its audit.

Mexus Gold Mining, S.A. de C.V. represents that it owns or has claim to certain lands which are either patented land ownership or concession agreements in the State of Sonora, Mexico.  In addition, Mexus Gold Mining, S.A. de C.V. owns equipment suitable for exploring for precious mineral deposits or extracting and processing mineral ores for the purpose of sale of such refined product, and has agreed to maintain the equipment in good working order and free of any lien, assessment or claim of indebtedness of any kind or nature.

Results of Operations

For the nine months ended September 30, 2009, we had revenues of $10,043 compared to $11,489 for the three months ended September 30, 2008.   We attribute this decrease in sales due to stale inventory and a slight decrease in enrolment in the gymnastics facility where we are located.

For the three months ended September 30, 2009, we had total operating expenses of $10,245 and an operating loss of ($5,462) compared to total operating expenses of $6,315 and a gain from operations of $934 for the three months ended September 30, 2008.  The operating loss of for the period ended September 30, 2009 is due to increase general and administrative expenses and decreased sales for the three months ended September 30, 2009.

Our Sales of $4,783 for the three months ended September 30, 2009, decreased significantly compared to $7,249 for the three months ended September 30, 2008.  This represents an approximate 40% decrease in sales for the current quarter and we attribute this decrease in sales as attributable to lack of customer interest in stale inventory.

Our decrease in cost of goods for the three months ended September 30, 2009 is due to reduced inventory purchases.

We anticipate that our revenues for the next quarter will by zero due to the change of our business plan and the commencement of our mining operations.  We anticipate that the Company will begin receiving revenue from mining operations within the next 12 months.

We believe that we have sufficient available cash and available loans from our sole officer and director to satisfy our working capital and capital expenditure requirements during the next 12 months.  There can be no assurance, however, that cash and cash  from loans  will be sufficient to satisfy our working capital and capital requirements for the next 12 months or beyond.

Liquidity and Capital Resources

At September 30, 2009, we had cash of $4,706 compared to $3,478 at March 31, 2009.

As of September 30, 2009, our inventory decreased to $8,329 compared to $10,230 at March 31, 2009, due the our attempts to sell off stale inventory.

Our current liabilities decreased significantly from $522,900 as of March 31, 2009, to $34,392 at September 30, 2009, due to forgiveness of debt by a related party.

Future Goals

In the next 12 months, our goal is to establish our new business activities as a mining company involved in mineral exploration and production, principally in the area of precious metals. We intend to initially focus our mining efforts in the State of Sonora Mexico.   To date we have acquired rented the necessary mining equipment to begin operations and have entered into two option agreements to acquire mining properties.

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

Foreign Currency Transactions

None.

Number of total employees and number of full time employees.

We do not have any full time employees and do not expect to hire any new employees within the next 12 months. Mr. Paul  D. Thompson is our sole officer and director.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not utilize sensitive instruments subject market risk in our operations.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our sole officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. There were not any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 19, 2009

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer