Form 10-K/A
period 2009-03-31
Mexus Gold US
filed 2010-01-12
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K (A-1)
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-52413

ACTION FASHIONS, LTD.
(Name of small business issuer as specified in its charter)

Nevada	20-4092640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1805 N. Carson Street, #150, Carson City, NV 89701 ________________________________________________________________________ (Address of principal executive offices, including zip code)

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

Our expansion strategy will require additional capital for, among other purposes, opening new and relocated stores, renovating existing stores and entering new markets, including researching existing and new real estate and consumer markets, lease costs, inventory, property and equipment, integration of new stores and markets into company-wide systems and programs and other costs associated with new store, renovated and relocated store and market entry expenses and growth. If cash generated internally is insufficient to fund capital requirements, or if funds are not available, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our expansion, renovation and relocation strategies by reducing or delaying capital expenditures relating to new stores, renovated and relocated stores and new market entry, selling assets or restructuring or refinancing our indebtedness. As a result, there can be no assurance that we will be able to fund our current plans for the opening of new stores, the expansion, renovation and relocation of existing stores or entry into new markets .

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

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

Foreign Currency Transactions

None.

I tem 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

Management has not identified any change in the our internal control over financial reporting indentified in connection with the its evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Code of Ethics

Effective February 22, 2006, our board of directors adopted the Action Fashions, Ltd. Code of Business Conduct and Ethics.  The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission ; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics.  We will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at:  P.O. Box 235472, Encinitas, CA 92024.

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

Balance Sheets at March 31, 2009 and 2008

Statements of Operations for the years ended March 31, 2009 and 2008

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2009 and 2008

Statements of Cash Flows for the years ended March 31, 2009 and 2008

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Amended and Restated Bylaws dated December 30, 2005	3.3	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Consent of Experts	23.1			X

Certification of Paul Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACTION FASHIONS, LTD. /s/ Paul D. Thompson By: Paul D. Thompson Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer	January 6, 2010

ACTION FASHIONS, LTD.

Page

Report of Independent Registered Public Accounting Firm:	F-2

Balance Sheets for March 31, 2009 and 2008:	F-3

Statements of Operations for the years ended March 31, 2009 and 2008:	F-4

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2009 and 2008:	F-5

Statement of Cash Flows for the years ended March 31, 2009 and 2008:	F-6

Notes to Financial Statements:	F-7

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Shareholders
Action Fashions, Ltd.:

We have audited the balance sheets of Action Fashions, Ltd. as of March 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended March 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Fashions, Ltd. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cordovano and Honeck LLP

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

Deferred tax assets and liabilities at the end of each period are determined using the currently effective tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The reconciliation of enacted rates the years ended March 31, 2009 and March 31, 2008 is as follows:

	March 31, 2009	March 31, 2008

U.S. statutory federal rate, graduated………………………………..	15.00%	20.35%
State income tax rate, net of federal…………………………………….	7.51%	7.04%
Net operating loss (NOL) for which
no tax benefit is currently available……………............................	-22.51%	-27.39%
	0.00%	0.00%

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

Deferred tax assets are as follows:

	March 31, 2009	March 31, 2008

Deferred tax asset due to net operating loss…….……………………..	$ 92,500	$ 87,798
Valuation Allowance……..…………….	(92,500)	(87,798)
	-	-

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