Form 10-Q/A
period 2009-09-30
Mexus Gold US
filed 2010-01-12
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q (A-1)

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

See notes to the accompanying condensed, unaudited financial statements
F-2

MEXUS GOLD US
CONDENSED AND UNAUDITED STATEMENTS OF OPERATIONS

	Six Months ended		Three Months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Sales	$10,043	$11,489	4,783	$7,249
Total revenues	10,043	11,489	4,783	7,249

Expenses:
Cost of Goods Sold	9,506	7,869	3,473	4,694
General and administrative	7,564	8,888	6,669	1,615
Compensation expense (Notes 3 and 4)	109	12	103	6
Total operating expenses	17,179	16,769	10,245	6,315

Loss from operations	(7,136)	(5,280)	(5,462)	934

Other Income- Note Forgiven	-	-	-	-
Total Other Income (Expense)	-	-	-	-

Provision for Income Taxes (Note 5)	-	-	-	-

NET LOSS	$(7,136)	$(5,280)	(5,462)	$934

Basic loss per common share	$(0.00)	$(0.00)	(0.00)	$0.00
Diluted loss per common share	$(0.00)	$(0.00)	(0.00)	$0.00

Weighted average common shares outstanding - Basic			107,738,667	136,488,000
Weighted average common shares outstanding - Diluted			107,738,667	136,488,000

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

On September 21, 2009, the Company acquired an eight (8) month option, with a six (6) month extension, to purchase certain patented and unpatented mining claims situated in Esmeralda County, Nevada, United States.  The option price was 250,000 restricted shares of the Company’s common stock.  The exercise price of the option is five million dollars ($5,000,000) payable in installments of both cash and restricted shares of the Company’s common stock.

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

10.1	Employment agreement dated December 6, 2003, between the Company and Phillip E. Koehnke (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

10.2	June 1, 2005, Asset Purchase Agreement by and between the Company and G.K.’s Gymnastics, Inc. (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

10.3	September 21, 2009, option agreement by and between the Company and Nevada Pacific Rim (Attached Hereto).

10.4	October 20, 2009, option agreement by and between the Company and Mexus Gold Mining S.A. de C.V. (Attached Hereto).

14.1	Code of Ethics (Filed as an exhibit to our annual report on Form 10-KSB filed on June 29, 2007).

31.1	Certification pursuant to Rule 13a-14(a) (Attached hereto).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached hereto).

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 6, 2010

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer