Form 10-Q/A
period 2009-09-30
Mexus Gold US
filed 2010-02-26
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q (A-2)

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

AMENDMENT #2

Registrant hereby amends its quarterly report on Form 10-Q for the quarterly period ended September 30, 2009 as follows:

Exhibit 10.4 has been amended to include the exhibits to the agreement.

ITEM 6.EXHIBITS

Exhibit #	Description

10.4	October 20, 2009, option agreement by and between the Company and Mexus Gold Mining S.A. de C.V. (Attached Hereto).

31.1	Certification of Paul Thompson, pursuant to Rule 13a-14(a) (Attached hereto).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached hereto).

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2010

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director