Form 10-Q
period 2009-12-31
Mexus Gold US
filed 2010-03-23
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

MEXUS GOLD US

Nevada	000-52413	20-4092640
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
1805 N. Carson Street, #150
Carson City, NV 89701
(Address of principal executive offices)

(916) 776 2166
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of  December 31, 2009,  there were 122,541,333 shares of our common stock were issued and outstanding.

PART I
ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US

Page

Condensed Balance Sheets at December 31, 2009 (unaudited) and March 31, 2009	F-2

Condensed and Unaudited Statements of Operations for the nine months ended December 31, 2009 and 2008 and the three months ended December 31, 2009 and 2008	F-3

Condensed and Unaudited Statement of Changes in Shareholders' Deficit for the nine months ended December 31, 2009	F-4

Condensed and Unaudited Statements of Cash Flows for the nine months ended December 31, 2009 and 2008	F-5

Notes to Financial Statements	F-6

F-1

MEXUS GOLD US
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)	(Derived from
		Audited
		Statements)
ASSETS

Current assets:
Cash	$10,685	$3,478
Due from related party (Note 3)	0	4,347
Inventory	0	10,230
Total current assets	10,685	18,055

Fixed assets:
Property and equipment, net of depreciation	49,570	0
Total fixed assets	49,570	0

Other assets:
Idle Equipment (Note 6)	64,237	0
Deferred Costs	81,000	0
	145,237	0

TOTAL ASSETS	$205,492	$18,055

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$961	$750
Accounts payable to related party (Note 3)	9,600	8,400
Sales tax payable	318	288
Loans payable to related party (Note 3)	6,149	38,462
Note payable	17,500	475,000
Capitalized lease-current portion	24,225	0
Deferred Gain on equipment sale	44,640	0
Total current liabilities	103,392	522,900

Longterm liabilities:
Capitalized lease obligations- longterm	25,775	0
	25,775

TOTAL LIABILITIES	$129,168	522,900

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, no par value,
136,505,000 shares issued and outstanding as at March 31, 2009
	122,541,333 shares issued and outstanding as at December 31, 2009 (Unaudited)
Additonal Paid In Capital	557,355	0
Retained deficit	(603,572)	(512,280)

TOTAL STOCKHOLDERS' DEFICIT	76,324	(504,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$205,492	$18,055

See notes to the accompanying condensed, unaudited financial statements
F-2

MEXUS GOLD US
CONDENSED AND UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months ended December 31		Three Months ended December 31

	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sales	$10,043	$17,698	$0	$6,210
Total revenues	10,043	17,698	0	6,210

Expenses:
Cost of Goods Sold	18,199	11,929	8,493	4,060
General and administrative	84,387	17,372	75,748	8,485
Compensation expense (Notes 3 and 4)	109	18	0	6
Total operating expenses	102,695	29,319	84,241	12,551

Loss from operations	(92,652)	(11,621)	(84,241)	(6,341)

Gain on Sale of Equipment	1,360	0	1,360	0
	1,360	0	1,360	0

Provision for Income Taxes (Note 5)	-	-	-	-

NET LOSS	$(91,292)	$(11,621)	$(82,881)	$(6,341)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic			80,991,778	136,494,000
Weighted average common shares outstanding - Diluted			80,991,778	136,494,000

See notes to the accompanying condensed, unaudited financial statements F-3

MEXUS GOLD US
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT UNAUDITED

					Total
	Common Stock		Additonal	Retained	Stockholders'
	Shares	Amount	Paid In Capital	Deficit	Deficit
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance at March 31, 2009	136,505,000	$7,435		$(512,280)	$(504,845)

Shares issued for convertible note	42,500,000	42,500	42,500		85,000

Shares canceled due to forgiven note	(129,025,000)		411,102		411,102

Shares issued for services	109,000	109			109

Shares issued for equipment purchase	40,000,000	40,000			40,000

Shares issued for S-8 consulting	11,000,000	11,000			11,000

Shares issued for cash	1,202,333	1,247	103,753		105,000

Shares issued for options	20,250,000	20,250			20,250

Net loss for the nine months ended
December 31, 2009 (unaudited)				(91,292)	(91,292)

Balance at December 31, 2009 (unaudited)	122,541,333	$122,541	$557,355	(603,572)	$76,324

See notes to the accompanying condensed, unaudited financial statements
F-4

MEXUS GOLD US
CONDENSED AND UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,292)	$(11,621)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,790	0
Stock based compensation	11,109	18
Payments through the issuance of company stock:
Equipment	40,000	0
Option to aquire Mexus Gold Ming S.A. de C.V.
and mining leasehold properties	20,250	0
Gain on sale of equipment	(46,000)	0
Changes in operating assets and liabilities:
Equipment	0	(1,645)
Accounts Receivable	(5,792)	0
Inventory	10,230	165
Accounts payable and accrued expenses	8,649	2,034

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(51,056)	(11,049)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchases	(50,000)	(1,645)
Equipment fabrication	(68,237)	0
Increase in deferred costs	(81,000)	0

NET CASH USED IN INVESTING ACTIVITIES	(199,237)	(1,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable to officer	0	12,128
Proceeds from loan payable	102,500	0
Proceeds from issuance of common shares for cash	105,000	0
Proceeds from sale and leaseback of equipment	50,000	0

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	257,500	12,128

NET CHANGE IN CASH	7,207	(566)

CASH BALANCES
Beginning of period	3,478	2,327
End of period	$10,685	$1,761

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$213	$-
Income taxes	$-	$-

See notes to the accompanying condensed, unaudited financial statements
F-5

MEXUS GOLD US
Notes to Financial Statements

NOTE 1.                      BASIS OF PRESENTATION

The accompanying interim financial statements of Mexus Gold US (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the period ended March 31, 2009 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

On September 4, 2009, the Company entered into a six month Rental Agreement with Mexus Gold International, Inc., a Nevada corporation, to lease a Komatsu P38D Dozer and a PC440 core drill at a rate of $3,850 per month, payable in advance by the 5th day of each month.  Payment can be made in cash or in restricted shares of common stock of the Company valued at $.08 per share.  Mr. Paul D. Thompson, our sole officer and director, owns a majority interest in Mexus Gold International, Inc.

On December 21, 2009, the Company issued 40 million restricted shares of its common stock to Mexus Gold International, Inc. as payment for the following pieces of mining equipment:

Equipment	Serial Number	# Shares

Komatsu Dozer Drill	2NKCLL9X7FM327785	4,000,000
Cone	CONEP282S11709	22,000,000
Jaw Crusher	JAW P12X361209	8,000,000
Serge Tank	PSTF96144	3,000,000
Hydraulic Drum	HYDS12YD	3,000,000

The equipment was valued at $40,000.00, or par value of $0.001 per share.

Loans Payable to Related Party

On March 31, 2008, the Company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our majority shareholder, in the amount of $17,687.70.

On September 2, 2009, Phillip E. Koehnke agreed to forgive all but $17,685.70 of notes due to him and cancel 129,025,000 shares of common stock held by him in exchange for a payment of $85,000.  The forgiveness of the debt resulted in a $411,102 gain, which has been recorded as additional paid-in capital because the transaction occurred with a related party.

Effective September 30, 2009, the Company entered into an asset purchase agreement with Phillip E. Koehnke, whereby the Company sold its retail sports apparel sales assets, as presented on its balance sheet for the period ended September 30, 2009, in exchange for cancelation of the $17,687.70 two year promissory note held by Mr. Koehnke.

On August 21, 2009, the Company made a one year zero interest convertible promissory note payable to Taurus Gold, Inc. in the amount of $85,000.  The note was convertible into restricted shares of the Company’s common stock at any time up to the maturity date at a conversion rate of $.002 (see Note 4).

On September 30, 2009, the Company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our former majority shareholder in the amount $6,038. This is the only remaining note balance to this related party since the Asset Purchase Agreement was executed.

On October 15, 2009 the company made a Demand Note Agreement with Paul Thompson Sr. in the amount of $10,000.00 with an interest rate of  8%.

Issuances of Securities

On or about September 30, 2009 the Company issued 109,000 restricted shares of its common stock to Susie Johnson, the Company’s President, as payment for services.

On October 20, 2009, the Company entered into a 180 day option agreement with Mexus Gold Mining, S.A. de C.V. pursuant to which the Company acquired the right to acquire 99% of the capital stock of Mexus Gold Mining, S.A.  The option price was 20 million restricted shares of the Company’s common stock and the exercise price is 20 million restricted shares of the Company’s common stock.

Accounts Payable

The Company had a payable balance due to G.K.’s Gym, Inc., a related party owned by the parents of Phillip E. Koehnke, as of December 31, 2009.  At December 31, 2009, the Company owed $9,600 to G.K.’s Gym, Inc. for rent.

Equipment Lease

On December 9, 2009 the Company entered into a 24 month lease agreement with Francis and Alice Stadelman, Trustees of the Stadelman Revocable Living Trust, for equipment.  The equipment is one Komatsu Dozer Driller with serial number 2NKCLL9X7FM327785.

Future minimum lease payments required under the arrangement are as follows:

Amount

For the year ended March 31, 2010, minimum lease payments:	$0

For the year ended March 31, 2011, minimum lease payments:	$37,500

For the year ended March 31, 2012 minimum lease payments:	12,500

Total future minimum lease payments:	$50,000

Legal Services

Legal counsel to the Company is a firm controlled by our former majority shareholder.

NOTE 4.	STOCKHOLDERS’ DEFICIT

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2009:

Preferred stock, no par value; 10,000,000 shares authorized, zero (0) shares issued and outstanding.

Common stock, no par value; 500,000,000 shares authorized: 122,541,333 shares issued and outstanding.

Common Stock Transactions

On or about September 30, 2009 the Company issued 109,000 restricted shares of its common stock to Susie Johnson, the Company’s President, as payment for services rendered during the three months ended September 30, 2009.  The transaction was recorded at par value, or $109.

On October 16, 2009, the Company acquired an eight (8) month option, with a six (6) month extension, to purchase certain patented and unpatented mining claims situated in Esmeralda County, Nevada, United States.  The option price was 250,000 restricted shares of the Company’s common stock.  The exercise price of the option is five million dollars ($5,000,000) payable in installments of both cash and restricted shares of the Company’s common stock

On October 20, 2009, the Company entered into a 180 day option agreement with Mexus Gold Mining, S.A. de C.V. pursuant to which the Company acquired the right to acquire 99% of the capital stock of Mexus Gold Mining, S.A.  The option price was 20 million restricted shares of the Company’s common stock and the exercise price is 20 million restricted shares of the Company’s common stock.  The agreement is conditioned upon Mexus Gold Mining, S.A. de C.V. obtaining an audit of its financial records by public accountants acceptable to the standards required for financial reporting purposes in the United States of America.  On February 11, 2010, the Company issued 20 million restricted shares of the Company’s common stock as the exercise price of the option.

On November 11, 2009, the Company issued 416,667 restricted shares of common stock to an accredited investor for $25,000.00, or $ 0.06 per share.

On December 9, 2009 the company issued shares in exchange for cash in the amount of 833,333 shares for $50,000.00, or $0.06 per share.

On December 14, 2009 the company issued 11,000,000 shares of S8 stock for consulting with a value of $.001 per share.

On December 21, 2009, the Company issued 375,000 restricted shares of common stock to an accredited investor for $30,000.00, or $0.08 per share.

The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

The Company intends to use the proceeds from sale of the securities for the purchase of equipment for mining operations, mining machinery, supplies and payroll for operations, professional fees, and working capital.

There were no underwritten offerings employed in connection with any of the transactions set forth above.

Preferred Stock Transactions

None

NOTE 5.	INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented  through December 31, 2009 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 6.	IDLE EQUIPMENT

The following mining equipment is currently being fabricated and modified by the Company and is not presently in use.

Cone 1709
Crusher
Hopper
Hydraulic Drum 12YD
Jaw Crusher 1209
Serge Tank 6144

NOTE 7. OTHER EVENTS

On October 1, 2009, the Company changed its name to Mexus Gold US, re-domiciled to the State of Nevada and changed the par value of its common stock to $0.001.

Effective September 30, 2009, the Company discontinued its retail sports apparel sales business and began its mining operations as follows:

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

The Company

Mexus Gold US is a development stage mining company engaged in the evaluation, acquisition, exploration and advancement of gold, silver and copper projects in the State of Sonora, Mexico and the Western United States.  Mexus Gold US is dedicated to protect the environment, provide employment and education opportunities for the communities that it operates in.

Our President and CEO, Paul Thompson, brings over 40 years experience in mining and mining development to Mexus Gold US. Mr. Thompson is currently recruiting additional management personnel for its Mexico, Nevada, and submarine Cable Recovery operations to assist in growing the company.

Our executive offices are located at, 1805 N. Carson Street, #150, Carson City, Nevada 89701.  Our telephone number is (916) 776 2166.

We were originally incorporated under the laws of the State of Colorado on June 22, 1990, as U.S.A. Connection, Inc.  On October 28, 2005, we changed our name to Action Fashions, Ltd.  On October 28, 2009, we changed our domicile to Nevada and changed our name to Mexus Gold US to better reflect our new business operations.  Our fiscal year end is March 31st.

Business Strategy

The Company has the following mining operations:

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

On October 20, 2009, the Company entered into a 180 day option agreement with Mexus Gold Mining, S.A. de C.V. pursuant to which the Company acquired the right to acquire 99% of the capital stock of Mexus Gold Mining, S.A.  The option price is 20 million restricted shares of the Company’s common stock and the exercise price is 20 million restricted shares of the Company’s common stock.  The agreement was conditioned upon Mexus Gold Mining, S.A. de C.V. obtaining an audit of its financial records by public accountants acceptable to the standards required for financial reporting purposes in the United States of America.   On February 1, 2010, Mexus Gold Mining, S.A. de C.V. reported that it had obtained the audit of its financial records and on February 11, 2010, the Company issued 20 million restricted shares of the Company’s common stock as the exercise price of the option.

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

The current projects of the Company are summarized as follows:

Ocho Hermanos

The main feature is a sulfide zone composed primarily of galena with some pyrite and arsenopyrite. Above this zone there is an oxide zone composed of iron and lead oxides. Recent grab samples taken indicate that values over 5,000 grams per ton of silver were encountered. These samples may not reflect the average grade. However, grab sample results indicate silver values over 3,000 grams per ton appear to be not unusual. Gold in the samples ranged from 1 gram per ton to over 5 grams per ton.

370 Area

This zone is composed of a sedimentary sequence (limestone, quartzite, shale) intruded by dacite and diorite as well as rhyolite. The docite exhibits argillic alterations as well as silicification (quartz veins). The entire area is well oxidized on the surface. This is an area of classic disseminated low grade gold and silver mineralization. Surface grab sample assays show 0.14 grams per ton to as high as 29.490 grams per ton gold. This area is an important area for potentially defining an open pit heap leach project.

El Scorpion Project Area

This area has several shear zones and veins which show copper and gold mineralization’s. Recent assays of a 84’ drill hole shows 2,887 grams per ton to 1,139 grams per ton of copper and 3.971 grams per ton to 0.072 grams per ton of gold. Another assay of rock sample from the area shows greater than 10,000 grams per ton copper. This land form distribution appears to be snonymous to the ideal porphyry deposit at Baja La Alumbrera, Argentina.

Los Laureles

Los Laureles is a vein type deposit mainly gold with some silver and copper. Recent assays from grab samples show gold values of 67.730 grams per ton gold, 38.4 grams per ton silver, 2,800 grams per ton copper.

Nevada Property

Mexus Gold US controls Nevada Pacific Rim’s silver and gold property.  The Pacific Rim property is located in Esmeralda County, Nevada. Consisting of approximately 150 acres of patented mining claims with water rights and 22 unpatented lode claims and two mill site claims. Management believes this is a strong exploration target. To date, 51 holes have been drilled on the patented lands.  However, Mexus has not verified the authenticity of any of these representations at this time.

Cable Salvage

Mexus Gold US Cable Salvage. Operations are expected to be concentrated from San Diego, CA to Alaska. It’s reported, but not yet verified by Mexus to date, to contain in excess of 400,000,000 pounds of salvageable copper.

Results of Operations

For the nine months ended December 31, 2009, we had revenues of $10,043 compared to $17,698 for the nine months ended December 31, 2008.   For the three months ended December 31, 2009, we had revenues of zero ($0) compared to revenues of $6,210 for the three months ended December 31, 2008.  The $10,043 in revenues for the nine months ended December 31, 2009, is related to our prior business of retail apparel sales.  We did not have any revenues for the three months ended December 31, 2009.  Our decrease in revenues for the three months ended December 31, 2009, is due to the cessation of our retail apparel business and the beginning of our mining operations.

For the three months ended December 31, 2009, we had total operating expenses of $84,241 and an operating loss of ($84,241) compared to total operating expenses of $12,551 and a loss from operations of ($6,341)  for the three months ended December 31, 2008.  Our loss from operations increased greatly for this quarter due to the costs general and administrative expenses associated with our new mining business.  We anticipate this loss from operations will continue until such time as we start to receive revenues from mining operations.

Because we have discontinued our retail apparel sales, and we have not received revenues from mining operations, we have reported zero ($0) revenues for the for the three months ended December 31, 2009.  We do not expect to have any revenues until we begin mining operations which we anticipate will begin within the next nine months.

We believe that we have sufficient available cash and available loans from our sole officer and director to satisfy our working capital and capital expenditure requirements during the next 12 months.  There can be no assurance, however, that cash and cash from loans will be sufficient to satisfy our working capital and capital requirements for the next 12 months or beyond.

Liquidity and Capital Resources

At December 31, 2009, we had cash of $10,685 compared to $3,478 at March 31, 2009.

As of December 31, 2009, our inventory decreased to $0 as a result of discontinuing our apparel sales operations.

Our fixed assets increased from zero ($0) from the previous quarter to $49,570 due to our acquisition of mining equipment for the period ended December 31, 2009.

Our other assets increased from zero ($0) from the previous quarter to $145,237 due to our acquisition of mining properties.

Our current liabilities decreased significantly from $522,900 as of March 31, 2009, to $103,392, at December 31, 2009, due to forgiveness of debt by a related party.

Future Goals

During this quarter, we have met our goals and acquired mining properties and minting equipment.  We are currently in the process of transporting equipment and setting up mining operations in Mexico.  We have also begun the process of obtaining the necessary permits to begin our cable salvage operations.  In the next 12 months, our goal is to begin mining operations in Mexico and to obtain the necessary permits to begin our cable salvage operations.  We intend to initially focus our mining efforts in the State of Sonora Mexico.

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements

Foreign Currency Transactions

None.

Number of total employees and number of full time employees.

We currently have six (6) full time employees.  We expect to increase the number of employees as we ramp up our mining operations within the next 12 months. Mr. Paul  D. Thompson is our sole officer and director.

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

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 16, 2009, the Company issued 250,000 restricted shares of common stock as the purchase price of an eight (8) month option, with a six (6) month extension, to purchase certain patented and unpatented mining claims situated in Esmeralda County, Nevada, United States.

On October 20, 2009, the Company entered into a 180 day option agreement with Mexus Gold Mining, S.A. de C.V. pursuant to which the Company acquired the right to acquire 99% of the capital stock of Mexus Gold Mining, S.A.  The Company issued 20 million restricted shares as the purchase price of the option.

On November 11, 2009, the Company issued 416,667 restricted shares of common stock to an accredited investor in exchange for cash.

On December 9, 2009 the Company issued 833,333 restricted shares of common stock to an accredited investor in exchange for cash.

On December 21, 2009, the Company issued 40 million restricted shares of its common stock to Mexus Gold International, Inc. as payment for the following pieces of mining equipment:

Equipment	Serial Number	# Shares

Komatsu Dozer Drill	2NKCLL9X7FM327785	4,000,000
Cone	CONEP282S11709	22,000,000
Jaw Crusher	JAW P12X361209	8,000,000
Serge Tank	PSTF96144	3,000,000
Hydraulic Drum	HYDS12YD	3,000,000

On December 23, 2009, the Company issued 375,000 restricted shares of common stock to an accredited investor in exchange for cash.

The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

The Company intends to use the proceeds from sale of the securities for the purchase of equipment for mining operations, mining machinery, supplies and payroll for operations, professional fees, and working capital.

There were no underwritten offerings employed in connection with any of the transactions set forth above.

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

10.1	Employment agreement dated December 6, 2003, between the Company and Phillip E. Koehnke (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

10.2	June 1, 2005, Asset Purchase Agreement by and between the Company and G.K.’s Gymnastics, Inc. (Filed as an exhibit to our registration statement on Form 10-SB filed on January 24, 2007).

10.3	September 21, 2009, option agreement by and between the Company and Nevada Pacific Rim (Filed as an exhibit to our quarterly report filed on form 10-Q A-1 filed on January 12, 2010).

10.4	October 20, 2009, option agreement by and between the Company and Mexus Gold Mining S.A. de C.V. (Filed as an exhibit to our quarterly report filed on form 10-Q A-1 filed on January 12, 2010).

14.1	Code of Ethics (Filed as an exhibit to our annual report on Form 10-KSB filed on June 29, 2007).

31.1	Certification pursuant to Rule 13a-14(a) (Attached hereto).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached hereto).

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2010
/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director