Form 10-K
period 2010-03-31
Mexus Gold US
filed 2010-07-13
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-52413

MEXUS GOLD US
(Name of small business issuer as specified in its charter)

Nevada	20-4092640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1805 N. Carson Street, Suite 150 Carson City, NV 89701 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                                                                        (916) 776-2166
Securities registered pursuant to Section 12(b) of the Act:                                                                                                None
Securities registered pursuant to Section 12(g) of the Act:                                                                                                common stock, no par value
___________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  No [X]

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
Yes [  ]
No  [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of  March 31, 2010,  There were 136,505,000 shares of our common stock were issued and outstanding.

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

Description of the Business of Mexus Gold US

Mexus Gold US is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada and Mexico, as well as, the salvage of precious metals from identifiable sources.  Our main activities in the near future will be comprised of our mining opportunity, completion of the acquisition of Mexus Gold S.A. de C.V. and the cable salvage opportunity.

Our mining opportunity located in the state of Nevada and the completion of the acquisition and merger of Mexus Gold S.A. de C.V. which holds properties in the state of Sonora, Mexico will provide us with projects to recover gold, silver, cooper and other precious metals. The cable salvage opportunity involves principally the recovery of copper and lead from abandoned cable previously utilized for communications purposes.  Each of these opportunities are discussed further herein.

In addition, our management will look for opportunities to improve the value of the gold projects that we own or may acquire knowledge of or may acquire control through exploration drilling, introduction of technological innovations or acquisition with the goal of developing those properties into operating mines. We expect that emphasis on gold project acquisition and development will continue in the future.

Business Strategy

Our business plan was developed with the overriding goal of maximizing shareholder value through the exploration and development of our mineral properties, utilizing the extensive mining-related background and capabilities of our management and employees, and also through strategic partnerships. To achieve this goal, our business plan focuses on five strategic areas:

Lida Mining District, Nevada

We believe the Nevada properties represent the potential to provide the company with a viable project with the addition of additional geologic evaluation and the drilling of prospective areas. Our strategy for this project is to utilize geological data acquired through prior studies, confirm prior drilling results, expand the delineation of the possible ore body and identify reserves through our own geological evaluations.

Mexus Gold S.A. de C.V.

Our main objective is to complete the acquisition and merger of Mexus Gold S.A. de C.V. We expect that we will have to provide funding to the operation in Mexico in order to finalize the transaction. Once the transaction is completed, we expect to begin shipping raw materials from the mining areas for bulk processing and further analysis. We also expect to initialize an exploration drilling program to further identify the extent of the possible reserves now identified.

Cable Salvage Operation

We have determined that instituting a salvage operation offshore Alaska initially for the smaller diameter cable will provide us with the knowledge and experience to proceed forward with this project.

Other Exploration Properties

Our Other Exploration Properties comprise earlier-stage exploration properties. We are currently conducting a number of activities in connection with our earlier-stage exploration properties. During 2009, additional unpatented mining claims were staked in Esmeralda County, Nevada. The evaluation includes compilation of all geologic data and land information for the properties in a geological information system data base.  We also staked additional claims in the State of Sonora, Mexico in areas of interest to the company.

Mergers and Acquisitions

We will routinely review merger and acquisition opportunities. An appropriate merger and acquisition opportunity must be accretive to the overall value of Mexus Gold US. Our primary focus will be on those opportunities involving precious metal production or near-term production with a secondary focus on other resource-based opportunities. Potential acquisition targets would include private and public companies or individual properties. Although our preference would be for candidates located in the United States and Mexico. Mexus Gold US will consider opportunities located in other countries where the geopolitical risk is acceptable.

Mining Operations

We classify our mineral properties into three categories: “Development Properties”, “Advanced Exploration Properties”, and “Other Exploration Properties”. Development Properties are properties where a decision to develop the property into a producing mine has been made.  Advanced Exploration Properties are those properties where we retain a significant ownership interest or joint venture and where there has been sufficient drilling and analysis to identify and report proven and probable reserves or other mineralized material. We currently do not have a Development Property or Advanced Exploration Property. Other Exploration Properties are those that do not fall into the other categories. Please see below for information about our Other Exploration Properties.

Other Exploration Properties

Our Other Exploration Properties consist of the following:

Mining Properties located in the state of Nevada

Lida Mining District

We have entered into agreements on lands located in Esmeralda County, Nevada. We hold an option on 150 acres of patented lands, 14 mining claims and two mill sites with water rights. We have also staked additional claims as a result of our initial geological evaluations.

The lands are situated in an area of previous exploration and evaluation for precious metals. Past mine engineering reports have established indicated reserves through drilling and show both underground and open pit mining potential. Our plans are to conduct a drilling program to confirm the data presented in prior geological reports. Based on the results of our geological evaluation we will determine our future course of exploration and evaluation.

There have been several geological reports over the years regarding the properties. The following reports are under evaluation:

1.           A 1977 report by Andrew J. Zinkle, Mining Engineer, the property was given 52,946 tons proven, 99,500 tons probable and 278,000 tons possible mineral bearing ore with grades estimated at 20 ounces per ton silver and .05 ounces per ton gold.

2.           A report dated 1981 by E.R. Kruchowski, Mine Engineer gives the property 136,089 proven tons ore and 272,178 probable tons ore at average grades of 7.63 ounces silver per ton and .05 ounces gold per ton.

The previous Engineering reports mentioned are reported to us as covering only one third of the patented property. Additional patented claims have been included in the option agreement representing approximately 100 acres. The additional lands have no current geological evaluation ,however, there are historical reports prior to 1939.

Mining Properties Located in Mexico

The following properties are located in Mexico and owned by Mexus Gold S.A. de C.V.  As of the date of this Report, we have not completed our business combination transaction with Mexus Gold S.A. de C.V.:

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

Cable Salvage Operation

 Our examination of the information provided to us and our accumulation of data has identified the most prospective area to begin our salvage operations is the near coast areas of Alaska. The initial recovery operations will be comprised of acquiring two and one-half inch diameter cable with a weight of eight and one-half pounds. We are satisfied that we will be able to comply with all permits and notifications to the appropriate governmental authorities regarding the salvage operations.

Employees

Mexus Gold US has no employees at this time. Consultants with specific skills are utilized to assist with various aspects of the requirements of activities such as project evaluation, property management, due diligence, acquisition initiatives, corporate governance and property management.  If we complete our planned activation of the Nichols Property Exploration and Drilling Program, Cable Salvage Operations and completion of the Acquisition of Mexus Gold S.A. de C.V. Program, our total workforce will be approximately 30 persons.

Competition

Mexus Gold US competes with other mining companies in connection with the acquisition of gold properties. There is competition for the limited number of gold acquisition opportunities, some of which is with companies having substantially greater financial resources than Mexus Gold US. As a result, Mexus Gold US may have difficulty acquiring attractive gold projects at reasonable prices.

Management of Mexus Gold US believes that no single company has sufficient market power to affect the price or supply of gold in the world market.

Legal Proceedings

There are no legal proceedings to which Mexus Gold US or Mexus Gold S.A. de C.V. are a party or of which any of our properties are the subject thereof.

Property Interests, Mining Claims and Risk

Property Interests and Mining Claims

Our exploration activities are conducted in the state of Nevada. Mineral interests may be owned in this state by (a) the United States, (b) the state itself, or (c) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for us to explore or develop such property. Generally, these agreements take the form of long term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.

Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of a patented mining claim is challenged by the BLM or the U.S. Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

Reclamation

We may be required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

                Risk

Our success depends on our ability to recover precious metals, process them, and successfully sell them for more than the cost of production. The success of this process depends on the market prices of metals in relation to our costs of production. We may not always be able to generate a profit on the sale of gold or other minerals because we can only maintain a level of control over our costs and have no ability to control the market prices. The total cash costs of production at any location are frequently subject to great variation from year to year as a result of a number of factors, such as the changing composition of ore grade or mineralized material production, and metallurgy and exploration activities in response to the physical shape and location of the ore body or deposit. In addition costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in production costs or a decrease in the price of gold or other minerals could adversely affect our ability to earn a profit on the sale of gold or other minerals. Our success depends on our ability to produce sufficient quantities of precious metals to recover our investment and operating costs.

Distribution Methods of the Products

    The end product of our operations will usually be doré bars. Doré is an alloy consisting of gold, silver and other precious metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of refining agreements we expect to execute, the doré bars are refined for a fee and our share of the refined gold, silver and other metals are credited to our account or delivered to our buyers who will then use the refined metals for fabrication or held for investment purposes.

General Market

    The general market for gold has two principal categories, being fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry. The supply of gold consists of a combination of current production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

We do not have any designs or equipment which are copyrighted, trademarked or patented.

Effect of existing or probable governmental regulations on the business

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that Mexus Gold US is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the Nevada and United States and in any other jurisdiction in which we will operate. We are not aware of any current orders or directions relating to Mexus Gold US with respect to the foregoing laws and regulations.

Environmental Regulation

Our gold projects are subject to various federal and state laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. It is our policy to conduct business in a way that safeguards public health and the environment. We believe that the actions and operations of Mexus Gold US will be conducted in material compliance with applicable laws and regulations.  Changes to current state or federal laws and regulations in Nevada, where we operate currently, or in jurisdictions where we may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Research and Development

We do not foresee any immediate future research and development costs.

Costs and effects of compliance with environmental laws

    Our gold projects are subject to various federal and state laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. It is our policy to conduct business in a way that safeguards public health and the environment. We believe that our operations are and will be conducted in material compliance with applicable laws and regulations. The economics of our current projects consider the costs and expenses associated with our compliance policy.

Changes to current state or federal laws and regulations in Nevada, where we operate currently, or in jurisdictions where we may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors and the other information in this registration statement before investing in our common stock.  Our business and results of operations could be seriously harmed by any of the following risks.

Risks Relating to Our Company

We are at an early stage of production and have minimal operating history as an independent company. Our future revenues and profits are uncertain.

We are a development stage venture with minimal operating history as an independent company. There is no certainty that we will consistently produce revenue or consistently operate profitably or provide a return on investment in the future. If we are unable to consistently generate revenues or profits, investors might not be able to realize returns on their investment in our common stock or keep from losing their investment.

The estimation of the ultimate recovery of gold and silver is subject to variation, subjective, and requires the use of various techniques. Actual recoveries can be expected to vary from estimations.

We estimate the ultimate recover of gold and silver from our projects.  The actual amount recovered are not determined until a third-party smelter determines final ounces of gold and silver available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate. Due to the complexity of the estimation process and the number of steps involved, among other things, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition and results of operations.

Each of these factors also applies to future development properties not yet in production. In the case of mines we may develop in the future, we will not have the benefit of actual experience in our estimates with respect to those mines, and there is a greater likelihood that the actual results will vary from the estimates. In addition, development and expansion projects are subject to unexpected construction and start-up problems and delays.

Reserve calculations are estimates only, subject to uncertainty due to factors including metal prices, inherent variability of the ore and recoverability of metal in the mining process.

Reserve estimates may not be accurate. There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Our operations are subject to numerous governmental permits which are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed.

In the ordinary course of business we are required to obtain and renew governmental permits for our operations. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings.  The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control including the interpretation of applicable requirements implemented by the permitting authority. We may not be able to obtain or renew permits that are necessary to our operations, or the cost to obtain or renew permits may exceed our estimates. Failure to comply with applicable environmental and health and safety laws and regulations may result in injunctions, fines, suspension or revocation or permits and other penalties. There can be no assurance that we have been or will at all times be in full compliance with all such laws and regulations and with our environmental and health and safety permits or that we have all required permits. The costs and delays associated with compliance with these laws, regulations and permits and with the permitting process could stop us from proceeding with the operation or development of  our projects or or increase the costs of development or production and may materially adversely affect our business, results of operations or financial condition.

We may not achieve our production estimates.

We prepare estimates of future production for our operations. We develop our estimates based on, among other things, mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and costs of mining and processing. Our actual production may be lower than our production estimates.

Each of these factors also applies to future development properties not yet in production and to our current projects.   In the case of mines we may develop in the future, we do not have the benefit of actual experience in our estimates, and there is a greater likelihood that the actual results will vary from the estimates. In addition, development and expansion projects are subject to unexpected construction and start-up problems and delays.

We cannot be certain that our acquisition, exploration and evaluation activities will be commercially successful.

There will be substantial expenditures required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot provide assurance that any gold reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis. Factors including costs, actual mineralization, consistency and reliability of ore grades and commodity prices affect successful project development. The efficient operation of processing facilities, the existence of competent operational management and prudent financial administration, as well as the availability and reliability of appropriately skilled and experienced consultants can affect successful project development which, in turn, could have a material adverse effect on our future results of operations.

The price of gold is subject to fluctuations, which could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

Our principal assets are gold reserves and mineralized material. We intend to attempt to acquire additional properties containing gold reserves and mineralized material. The price that we pay to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. Our potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale or joint venture of some of these properties. The value of these gold reserves and mineralized material, and the value of any potential gold production therefrom, will vary in proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond our control, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns, world supply of gold and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect our asset values, cash flows, potential revenues and profits.

Mining, exploration, development and operating activities are inherently hazardous, and if we incur material leases or liabilities in excess of our insurance coverage, our financial position could be materially and adversely affected.

Mineral exploration, development, and operating a mine involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, that we could elect not to insure against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

We may be unable to raise additional capital on favorable terms.

The costs and expenses to evaluate our exploration properties will require significant capital investment to achieve commercial production. We may have to raise additional funds from external sources in order to maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available to us, we may have to substantially reduce or cease operations.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. This, in turn, may adversely affect our financial condition and our future results of operations. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully attract and retain qualified employees, our exploration and development programs may be slowed down or suspended. In addition, we compete with other gold companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to acquire, develop or operate gold projects.

We may depend on outside sources to place our mineral deposit properties into production.

Our ability to place our properties into production may be dependent upon using the services of appropriately experienced personnel or contractors and purchasing additional equipment, or entering into agreements with other major resource companies that can provide such expertise or equipment. There can be no assurance that we will have available to us the necessary expertise or equipment when and if we place our mineral deposit properties into production. If we are unable to successfully retain such expertise and equipment, our development and growth could be significantly curtailed.

Our exploration and development operations are subject to environmental regulations, which could result in the incurrence of additional costs and operational delays.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We will be subject to environmental regulations with respect to our properties in Nevada, under applicable federal and state laws and regulations.

Our properties in Nevada occupy private and public lands. The public lands include unpatented mining claims on lands administered by the BLM Nevada State Office. These claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada.

    U.S. Federal Laws

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. We currently do not have any mining operations, however, if we institute such operations, we may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA) imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. The groups who could be found liable include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our properties.

Nevada Laws

At the state level, mining operations in Nevada are also regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. Should we elect to place a property into production, Nevada state law requires the operator of the property to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we would be required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

Legislation has been proposed that would significantly affect the mining industry.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

Increased costs could affect our financial condition.

We anticipate that costs associated properties that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on any potential lenders or on our customers, causing them to fail to meet their obligations to us should any such obligations exist.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2007 has continued and substantially increased in both 2008 and 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions.

Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, capital markets have experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probabilities of default. These events and the continuing market upheavals may have an adverse effect on us because our liquidity and ability to fund our capital expenditures is dependent in part upon our bank borrowings and access to the public capital markets. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Factors such as business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, our ability to identify and place a commercial grade property into production. In an economic downturn characterized by higher unemployment, lower corporate earnings and lower business investment, our operations could be negatively impacted.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Federal Government has enacted measures for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility recently experienced. Continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

If we are unable to attract and retain additional personnel, we may be unable to establish and develop our business.

Our development in the future will be highly dependent on the efforts of our officer and director, Paul Thompson and key employees that we hire in the future. We will need to recruit and retain qualified managerial and technical employees to build and maintain our operations. If we are unable to successfully recruit and retain such persons, our development and growth could be significantly curtailed.

Our lack of operating experience may cause us difficulty in managing our growth.

Our operations were changed from the apparel business to mining operations during the year ended March 31, 2010. We are establishing operating procedures for evaluating, acquiring and developing properties, and negotiating, establishing and maintaining strategic relationships. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

There are uncertainties as to title matters in the mining industry. Any defects in such title could cause us to lose our rights in mineral properties and jeopardize our business operations.

Our U.S. mineral properties consist of private mineral rights, leases covering state and private lands, leases of patented mining claims, and unpatented mining claims. Many of our mining properties in the U.S. are unpatented mining claims to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the U.S. now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry.

The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable minerals, such as precious and base metals. We also are allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. We remain at risk that the mining claims may be forfeited either to the U.S. or to rival private claimants due to failure to comply with statutory requirements.

There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing exploration and development programs.

Our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval, which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors, possibly conflicting with the interests of our other stockholders.

Paul Thompson, Sr. owns approximately 61% of the issued and outstanding shares of Mexus Gold US. In addition to being a major stockholder, Mr. Thompson is a director of Mexus Gold US. Because of Mr. Thompson’s major shareholding and Mr. Thompson’s position on the Mexus Gold US Board of Directors, Mr. Thompson could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us or entrenching our management or the board of directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

Risks Relating to Our Common Stock

Our common stock has limited trading history and the market price of our shares may fluctuate widely.

Our common stock only recently began trading and there can be no assurance that an active trading market for Mexus Gold US common stock can be established or sustained in the future. We cannot predict the prices at which Mexus Gold US common stock may trade. The market price of the common stock may fluctuate widely, depending upon many factors, some of which may be beyond the control of Mexus Gold US including, but not limited to, fluctuations in the price of gold; announcements by us or competitors of significant acquisitions or dispositions; and overall market fluctuations and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Investors may be unable to accurately value our common stock.

Investors often value companies based on the stock prices and results of operations of other comparable companies. Currently, we do not believe another public gold exploration company exists that is directly comparable to our size and scale. Prospective investors have limited historical information about certain of the properties held by Mexus Gold US upon which to base an evaluation of the performance of Mexus Gold US and the prospects held by Mexus Gold US. As such, investors may find it difficult to accurately value our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock. We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. Our Board of Directors retains the discretion to change this policy.

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

Item 1B.  Unresolved Staff Comments.

We are currently responding to a staff comment letter dated July 1, 2010.

Item 2.  Properties

Real Property

At present, we do not own any property.  Our business office is located at 13601 East River Road, Sacramento, CA 95690, in a leased facility where we have local access to all commercial freight systems. The current retail facility is approximately 5,000 square feet of building and one acre of concrete padded yard. This facility contains our administrative and sales as well as our manufacturing facility.  The current lease runs until May 31, 2011, for rent of $3,500 per month.

Item 3.  Legal Proceedings

           Currently, we are not a party to any pending legal proceedings.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock only recently became quoted on the Over The Counter Bulletin Board (OTC.BB MXSG) on or about March 2009.  As of the date of this report, we have been unable to obtain historical high and low bid information for our common stock for any quarter subject to this report.  We have 19,808,000 shares of free trading common stock and 124,859,679 restricted common stock issued and outstanding.  As of June 28, 2010, the closing price of our common stock was $.03 per share.

Holders

At of the date of this report, we have approximately 177 holders of record of our common stock.

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

Results of Operations

For the year ended March 31, 2010, we had revenues of $10,043 compared to $22,065 for the year ended March 31, 2009.  We attribute this decrease in sales to the change of business direction on September 30, 2009 to pursue opportunities in the mining industry.

For the year ended March 31, 2010, we had total operating expenses of $143,806 and an operating loss of $128,748 compared to total operating expenses of $43,039 and an operating loss of $20,974 for the year ended March 31, 2009.  The substantial increase in operating expenses for the year ended March 31, 2010, is attributable to our efforts to close our retail apparel sales operations and establish our presence within the mining industry.

Our investment in equipment increased from a balance $-0- on March 31, 2009 to $88,168 at March 31, 2010 as a result of acquiring equipment which is capable of being utilized for exploration purposes and/or production applications.

We have idle equipment of $66,537 at March 31, 2010, which we are in the process of fabricating and modifying  to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

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

Liquidity and Capital Resources

At March 31, 2010, we had cash of $1,022 compared to $3,478 at March 31, 2009.

Our fixed assets increased from zero ($0) from the year ended March 31, 2009, to $88,168 for the year ended March 31, 2010, due to our acquisition of mining equipment.

As at March 31, 2010, our inventory decreased to zero ($0) as a result of discontinuing our apparel sales operations.

Our current liabilities decreased significantly from $522,900 as of March 31, 2009, to $180,539, at March 3,1 2010, primarily due to forgiveness of debt by a related party.  $39,075 of our current liabilities are contributable to deferred gain on equipment sales.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as of the end of the period covered by this Report on Form 10-K, our management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation of these disclosure controls and procedures, our chairman of the board and chief executive and financial officer has concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2010, the Company's internal control over financial reporting was effective.

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

Management has not identified any change in our internal control over financial reporting in connection with the its evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On July 8, 2010, we entered into a Project Management Agreement with Powercom Services, Inc. a Georgia corporation to provide the necessary capital so the Company can proceed with the first phase of its Cable Recovery in Alaskan waters.

Mexus President/CEO Paul Thompson along with Ken Setter the person in charge of the Alaska sub-marine cable project for Mexus just returned from a two week trip to Alaska to verify the cable locations in Alaska waters culminating in the execution of the contract which will fund Mexus through its first barge load sale of cable.

Mr. Ken Setter directed Mr. Thompson to several sites along the Pacific Coast of Alaska where we were able to identify the sub-marine cable. We were able to retrieve several sections for sampling purposes, and to test the Company’s new innovative way of retrieving cable from the bottom of the ocean. We believe the new cable pulling equipment will have the capability of pulling up to 10 miles per day or 475,200 pounds of cable per day.

The cable is composed of copper, lead, and steel all salvageable for scrap sales or processing for end user. Mexus is now ready to start equipping its 260’ barge located in Seattle, Washington with pulling equipment for the trip to Alaska where it will be able to start pulling cable at a point identified & marked by Messrs. Setters and Thompson on their recent trip.

The Company’s objective is to be pulling cable by mid August and begin delivery prior to the end of September.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this registration statement, the name, age and position of our sole director/executive officer.

NAME	AGE	POSITION

Paul D. Thompson	69	President Chief Executive Officer Chief Financial Officer Principle Accounting Officer Secretary Director

The background of our sole director/executive officer is as follows:

Paul D. Thompson

    Mr. Paul D. Thompson is our sole director and officer acting in the capacity of Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Thompson is 68 years old and has been involved in mining and the construction of mining equipment since 1959.  Past mining companies which Mr. Thompson has established and operated include:  Thompson Mining Corp. which developed mining and milling prospects; Thompson Yellow Jacket Mining which performed underground mining and milling; and Golden Eagle Mining Corp. which performed drilling and exploration.  Mr. Thompson’s past mining activities include the Centennial Mine Project; the Otter Creek (placer) Project; and the "Big Hole" project on the Cosumnes River all located in El Dorado County, California.  In addition, during the late 1980’s Mr. Thompson successfully developed the Crystal Caves Mobil Home Park in South El Dorado County.  In Virginia City, Nevada, Mr. Thompson constructed a fully operating 1860's style 2 stamp mill for crushing and processing gold as an ongoing business to educate people on how gold was historically processed.  Currently, Mr. Thompson and his son, run Paul's Water Trucks which manufactures water trucks for the construction industry.  In addition, for the past three years, Mr. Thompson has been conducting mineral exploration in Sonora, Mexico resulting in the acquisition of approximately 4,500 hectors of claims and six mining concessions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2010, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

Effective February 22, 2006, our board of directors adopted the Company’s Code of Business Conduct and Ethics.  The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission ; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics.  We will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at:  1805 N. Carson Street, Suite 150, Carson City, NV 89701.

Item 11. Executive Compensation

The following table sets forth the compensation paid to executive officers, for services rendered, and to be rendered.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to our executive officers during the fiscal years presented.  As of the date of this Report, Mr. Thompson is our sole officer and director.

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Paul D.Thompson	2010	0	0	0	0	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2009	0	0	0	0	0	0	0	0

Susie L.G. Johnson	2009	0	0	24,000(1)	0	0	0	0	$24(1)
Former President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2008	0	0	6,000(1)	0	0	0	0	$6(1)

(1)           Ms. Johnson received 2,000 restricted shares of our common stock for each month she served as an officer of the company.

(2)           Based upon restricted shares of our common stock issued annually at $.001 per share.

Employment Agreements

We currently do not have an employment agreement with Mr. Thompson, our sole officer and director.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 144,667,679 issued and outstanding shares of our common stock as of March 31, 2010, by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Paul D. Thompson (1)	87,931,675(2)	61%

All Officers and Directors as Group	87,931,675	61%

Total	87,931,675	61%

(1)           1805 N. Carson Street, Suite 150, Carson City, NV 89701.
(2)           Includes 24,677,903 shares held by Mr. Thompson individually, 42,500,000 shares held by TaurusGold, Inc., 14,340,000 shares held by Mexus Gold Mining S.A. C.V. and 413,772 shares held byMexus Gold International.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

On October 16, 2009, the Company acquired an eight (8) month option, with a six (6) month extension, to purchase certain patented and unpatented mining claims situated in Esmeralda County, Nevada, United States.  The option price was 250,000 restricted shares of the Company’s common stock.  The exercise price of the option is five million dollars ($5,000,000) payable in installments of both cash and restricted shares of the Company’s common stock. The approximate dollar value of the amount involved in the transaction is unknown.

On October 20, 2009, the Company entered into a 180 day option agreement with Mexus Gold Mining, S.A. de C.V. pursuant to which the Company acquired the right to acquire 99% of the capital stock of Mexus Gold Mining, S.A.  On February 11, 2010, the Company issued 20 million restricted shares of the Company’s common stock as the exercise price of the option.  Our sole officer and director, Paul D. Thompson, is an officer of Mexus Gold Mining, S.A. de C.V.  The approximate dollar value of the amount involved in the transaction is unknown.

On December 21, 2009, the Company entered into an Equipment Purchase Agreement and Bill of Sale with Mexus Gold International, Inc. (MGI) whereby the Company agreed to purchase mining equipment from MGI for a purchase price of 40,000,000 restricted shares of the Company’s common stock.  The equipment will be used in mining operations in Mexico. Our sole officer and director, Paul D. Thompson, is an officer of Mexus Gold Mining, S.A. de C.V.  The approximate dollar value of the amount involved in the transaction is $40,000.

On September 4, 2009, the Company entered into a six month Rental Agreement with Mexus Gold International, Inc., a Nevada corporation, to lease a Komatsu P38D Doyer and a PC440 core drill at a rate of $3,850 per month, payable in advance by the 5th day of each month.  Payment can be made in cash or in restricted shares of common stock of the Company valued at $.08 per share.  Our sole officer and director, Paul D. Thompson, holds a majority of the issued and outstanding common stock of Mexus Gold International, Inc. and is its sole officer and director.  This Rental Agreement was mutually terminated by the parties as of December 31, 2009.

Transactions with Promoters

None.

Item 14. Principal Accounting Fees and Services.

Appointment of Auditors

Our Board of Directors selected Cordovano and Honeck, LLP as our auditors for the year ended March 31, 2009.

Our Board of Directors selected Larry O’Donnell, CPA, P.C., as our auditors for the year ended March 31, 2010.

Audit Fees

Cordovano and Honeck, LLP billed us $10,274 in audit fees during the year ended March 31, 2009.

Larry O’Donnell, CPA, P.C., billed us $5,000 in audit fees during the year ended March 31, 2010.

Audit-Related Fees

               We did not pay any fees to Cordovano and Honeck, LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal year ending March 31, 2009.

We did not pay any fees to Larry O’Donnell, CPA, P.C., for assurance and related services that are not reported under Audit Fees above, during our fiscal year ending March 31, 2010.

Tax and All Other Fees

We did not pay any fees to Cordovano and Honeck, LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2009.

We did not pay any fees to Larry O’Donnell, CPA, P.C., for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2009.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Cordovano and Honeck, LLP, and Larry O’Donnell, CPA, P.C., and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2009, and for the year then ended, none of the hours expended on Cordovano and Honeck, LLP’s engagement to audit those financial statements were attributed to work by persons other than Cordovano and Honeck, LLP’s full-time, permanent employees.

With respect to the audit of our financial statements as of March 31, 2010, and for the year then ended, none of the hours expended on Larry O’Donnell, CPA, P.C., engagement to audit those financial statements were attributed to work by persons other than Larry O’Donnell, CPA, P.C.’s, full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

MEXUS GOLD US

Page

Report of Independent Registered Public Accounting Firms:	F-2

Balance Sheets for March 31, 2010 and 2009:	F-3

Statements of Operations for the years ended March 31, 2010 and 2009:	F-4

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2010 and 2009:	F-5

Statement of Cash Flows for the years ended March 31, 2010 and 2009:	F-6

Notes to Financial Statements:	F-7

F-1

Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                                                                                                                                                                    2228 South Fraser StreetFax (303) 369-9384                                                                                                                                                                                               Unit I
Email larryodonnellcpa@comcast.net                                                                                                                                   Aurora, Colorado    80014
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mexus Gold US

I have audited the accompanying balance sheet of Mexus Gold US as of March 31, 2010, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of , Inc. as of March 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $641,028 at March 31, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O'Donnell, CPA, PC

Larry O’Donnell, CPA, PC
June 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Shareholders
Mexus Gold US (formerly Action Fashions, Ltd.):

We have audited the balance sheet of Mexus Gold US (formerly Action Fashions, Ltd.) as of March 31, 2009, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended March 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mexus gold US (formerly Action Fashions, Ltd.) as of March 31, 2009, and the results of its operations and its cash flows for the year ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
June 22, 2009

MEXUS GOLD US
Balance Sheets

	March 31, 2010	March 31, 2009

ASSETS

Current assets:
Cash	$1,022	$3,478
Due from related party (Note 6)	0	4,347
Inventory	0	10,230
Total current assets	1,022	18,055

Fixed assets:
Property and equipment, net of depreciation	88,168	0
Total fixed assets	88,168	0

Other assets:
Idle Equipment	66,537	0
Deferred Costs	164,180	0
	230,717	0

TOTAL ASSETS	$319,907	$18,055

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$4,248	$750
Accounts payable to related party (Note 3)	21,600	8,400
Sales tax payable	318	288
Accrued interest	639	0
Share subscription payable	20,000	0
Capital lease-current	24,225	0
Loans payable to related party (Note 3)	34,434	38,462
Notes payable	36,000	475,000
Deferred gain equipment sale	39,075	0
Total current liabilities	180,539	522,900

Longterm liabilities:
Capital lease-longterm	25,775	0
Total longterm liabilities	25,775	0

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, no par value,
	136,505,000 shares issued and outstanding as at March 31, 2009
	144,667,679shares issued and outstanding as at March 31, 2010
Additonal Paid In Capital	609,953	0
Retained deficit	(641,028)	(512,280)

TOTAL STOCKHOLDERS' DEFICIT	113,593	(504,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$319,907	$18,055

See notes to the accompanying financial statements
                                                                                                       F-3

MEXUS GOLD US
STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	March 31, 2010	March 31, 2009

Revenues:
Sales	$10,043	$22,065
Total revenues	10,043	22,065

Expenses:
Cost of Goods Sold	9,506	15,131
General and administrative	121,966	27,884
Compensation expense (Notes 3 and 4)	12,334	24
Total operating expenses	143,806	43,039

Loss from operations	(133,763)	(20,974)

Gain on Sale of Equipment	6,925	0
	6,925	0
Other Income and Expense
Interest expense	889	0
Federal income tax expense	1,021	0
	1,910	0

Provision for Income Taxes (Note 5)	-	-

NET LOSS	$(128,748)	$(20,974)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic	115,731,377	136,488,231
Weighted average common shares outstanding - Diluted	115,731,377	136,488,231

See notes to the accompanying financial statements

F-4

MEXUS GOLD US
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

						Total
	Common Stock			Additonal	Retained	Stockholders'
	Shares	Amount		Paid In Capital	Deficit	Deficit

Balance at March 31, 2008	136,481,000	$7,411		-	(491,306)	(483,859)

Shares issued to existing shareholders in
exchange for existing shares on a one-for-one
basis	136,481,000	-		-	-	-

Shares returned and cancelled from existing
shareholders due to exchange of common shares
on a one-for-one basis	(136,481,000)	-		-	-	-

Shares issued for services	24,000	24		-	-	24

Net loss for the period April 1, 2008
Through March 31, 2009	-	-		-	(20,974)	(20,974)

Balance at March 31, 2009	136,505,000	$7,435	$		$(512,280)	$(504,845)

Shares issued for convertible note	42,500,000	42,500		42,500		85,000

Shares canceled due to forgiven note	(129,025,000)			411,102		411,102

Shares issued for services	109,000	109				109

Shares issued for equipment purchase	40,213,846	40,213				40,213

Shares issued for S-8 consulting	12,225,000	12,225				12,225

Shares issued for cash	1,889,833	1,936		156,351		158,287

Shares issued for options	40,250,000	40,250				40,250

Net loss for the year ended
March 31, 2010					(128,748)	(128,748)

Balance at March 31, 2010	144,667,679	$144,668		$609,953	(641,028)	$113,593

See notes to the accompanying financial statements
F-5

MEXUS GOLD US
STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,748)	$(20,974)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	10,108	0
Stock based compensation	12,334	24
Payments through the issuance of company stock:
Equipment	40,213	0
Option to aquire Mexus Gold Ming S.A. de C.V.
and mining leasehold properties	40,250	0
Gain on sale of equipment	(39,075)	0
Changes in operating assets and liabilities:
Equipment	0	0
Accounts Receivable	0	0
Receivable from GK Gym	(5,792)	0
Prepaid Expenses	0	0
Inventory	10,230	(11)
Accounts payable and accrued expenses	15,342	3,032

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(45,138)	(17,929)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment Purchases	(91,351)	0
Equipment Fabrication	(66,537)	0
Increase in deferred costs	(164,180)	0
NET CASH USED IN INVESTING ACTIVITIES	(322,068)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable to officer	38,750	0
Proceeds from loan payable	121,000	0
Proceeds from issuance of common shares for cash	155,000	0
Proceeds from sales and leaseback equipment	50,000	-
Proceeds received from notes payable	0	20,776
Due from GK Gym	0	(1,696)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	364,750	19,080

NET CHANGE IN CASH	(2,456)	1,151

CASH BALANCES
Beginning of year	3,478	2,327
End of year	$1,022	$3,478

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$888	$-
Income taxes	$1,021	$-

See notes to the accompanying financial statements
F-6

MEXUS GOLD US
Notes to Financial Statements

NOTE 1.                      BASIS OF PRESENTATION

The accompanying interim financial statements of Mexus Gold US (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the period ended March 31, 2010 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

On October 15, 2009 the Company made a Demand Note Agreement with Paul Thompson Sr. in the amount of $10,000.00 at zero interest.

On February 5, 2010 the Company made a Note Payable with Paul Thompson Sr. in the amount of $3500.00 at zero interest related to the acquisition of the Acker drill.

On February 10, 2010 the Company made a Demand Note Agreement with Paul Thompson Sr. in the amount of $6,300.00 at zero interest.

On March 2, 2010 the Company made a Demand Note Agreement with Paul Thompson Sr. in the amount of $5,400.00 at zero interest.

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

The Company has a payable balance due for rent to Paul Thompson Sr. in the amount of $12,000.00 as of March 31, 2010.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2010:

Preferred stock, no par value; 10,000,000 shares authorized, zero (0) shares issued and outstanding.

Common stock, no par value; 500,000,000 shares authorized: 144,667,669 shares issued and outstanding.

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

On January 11, 2010 the Company issued 1,000,000 shares of S8 stock for consulting with a value of $.001 per share.

On January 21, 2010 the Company issued 125,000 shares of S8 stock for consulting with a value of $.001 per share.

On January 25, 2010 the Company issued 375,000 restricted shares of common stock to an accredited investor for $30,000.00, or $.001 per share.

On February 5, 2010 the Company issued 153,846 restricted shares of common stock for the purchase of equipment valued at $20,000.00, or $.13 per share.

On February 5, 2010 the Company issued 60,000 restricted shares of common stock for the purchase of equipment valued at $12,500.00, or $.001 per share plus a payable of $9000.00.

On February 5, 2010 the Company issued 100,000 shares of S8 stock for consulting with a value of $.001 per share.

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

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented  through March 31, 2010 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 6.	IDLE EQUIPMENT

The following mining equipment is currently being fabricated and modified by the Company and is not presently in use.

Cone 1709
Crusher
C Labor
C Parts/Matls
C Shop/Sup
Total Crusher
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

F-6

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2010 and 2009

Statements of Operations for the years ended March 31, 2010 and 2009

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2010 and 2009

Statements of Cash Flows for the years ended March 31, 2010 and 2009

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Amended and Restated Bylaws dated December 30, 2005	3.3	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MEXUS GOLD US /s/ Paul D. Thompson By: Paul D. Thompson Its: President Principle Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer Chief Financial Officer Principal Accounting Officer President Secretary Director	July 9, 2010