Form 10-Q
period 2010-06-30
Mexus Gold US
filed 2010-08-20
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of  June 30, 2010,  there were 149,504,416 shares of our common stock were issued and outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US

Page

Balance Sheets for June 30, 2010 and March 31, 2010	F-2

Statements of Operations for the three months ended June 30, 2010 and 2009	F-3

Statement of Changes in Shareholders' Deficit for the three months ended June 30, 2010	F-4

Statement of Cash Flows for the three months ended June 30, 2010 and June 30, 2009	F-5

Notes to Financial Statements:	F-6

F-1

MEXUS GOLD US
Condensed Balance Sheets

	June 30, 2010	March 31, 2010
	(unaudited)	(Derived from
		Audited
		Statements)

ASSETS

Current assets:
Cash	$5,768	$1,022
Due from related party (Note 6)	0	0
Inventory	0	0
Total current assets	5,768	1,022

Fixed assets:
Property and equipment, net of depreciation	67,453	88,168
Total fixed assets	67,453	88,168

Other assets:
Idle Equipment	77,614	66,537
Deferred Costs	249,002	164,180
	326,615	230,717

TOTAL ASSETS	$399,836	$319,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$748	$4,248
Accounts payable to related party (Note 3)	24,200	21,600
Sales tax payable	318	318
Accrued interest	2,272	639
Share subscription payable	95,000	20,000
Capital lease-current	24,225	24,225
Loans payable to related party (Note 3)	46,734	34,434
Notes payable	71,530	36,000
Deferred gain equipment sale	33,449	39,075
Total current liabilities	298,476	180,539

Longterm liabilities:
Capital lease-longterm	25,775	25,775
Total longterm liabilities	25,775	25,775

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock, 10,000,000 shares authorized, no par value,
-0- shares issued and outstanding	—	—
Common stock, 500,000,000 shares authorized, no par value,
	144,667,679 shares issued and outstanding as at March 31, 2010
	149,504,416 shares issued and outstanding as at June 30, 2010
Additonal Paid In Capital	731,007	609,953
Retained deficit	(804,927)	(641,028)

TOTAL STOCKHOLDERS' DEFICIT	75,584	113,593

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$399,836	$319,907

See notes to the accompanying financial statements
F-2

MEXUS GOLD US
STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009

Revenues:
Sales	$0	$5,261
Total revenues	0	5,261

Expenses:
Cost of Goods Sold	0	6,033
General and administrative	64,231	895
Compensation expense (Notes 3 and 4)	98,560	6
Total operating expenses	162,791	6,934

Loss from operations	(162,791)	(1,673)

Gain (loss) on Sale of Equipment	(5,000)	0
	(5,000)	0
Other Income and Expense
Interest expense	(3,892)	0
Federal income tax expense	0	0
	(3,892)	0

Provision for Income Taxes (Note 5)	-	-

NET LOSS	$(163,899)	$(1,673)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic	146,279,925	136,506,000
Weighted average common shares outstanding - Diluted	146,279,925	136,506,000

See notes to the accompanying financial statements

F-3

MEXUS GOLD US
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

					Total
	Common Stock		Additonal	Retained	Stockholders'
	Shares	Amount	Paid In Capital	Deficit	Deficit

Balance at March 31, 2010	144,667,679	$144,668	$609,953	$(641,028)	$113,593

Shares issued for equipment purchase	1,486,737	1,486	28,248		29,734

Shares issued for S-8 consulting	3,150,000	3,150	83,006		86,156

Shares issued for cash	200,000	200	9,800		10,000

Net loss for the three months ended June 30, 2010				(163,899)	(163,899)

Balance at June 30, 2010	149,504,416	$149,504	$731,007	$(804,927)	$75,584

See notes to the accompanying financial statements
F-4

MEXUS GOLD US
STATEMENTS OF CASH FLOWS

	For the	For the
	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(163,899)	$(1,673)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,704	0
Stock based compensation	86,156	6
Payments through the issuance of company stock:
Equipment	0	0
Option to aquire Mexus Gold Ming S.A. de C.V.
and mining leasehold properties	0	0
Gain on sale of equipment	0	0
Changes in operating assets and liabilities:
Equipment	18,011	0
Accounts Receivable	0	0
Receivable from GK Gym	0	(916)
Prepaid Expenses	0	0
Inventory	0	1,719
Accounts payable and accrued expenses	75,733	661

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	18,705	(203)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment Purchases	29,735	0
Equipment Fabrication	(11,076)	0
Increase in deferred costs	(84,822)	0
NET CASH USED IN INVESTING ACTIVITIES	(66,163)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable to officer	12,300	295
Proceeds from loan payable	35,530	0
Proceeds from issuance of common shares for cash	10,000	0
Proceeds from sales and leaseback equipment	(5,626)	0
Proceeds received from notes payable	0	0
Due from GK Gym	0	0

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	52,204	295

NET CHANGE IN CASH	4,746	92

CASH BALANCES
Beginning of year	1,022	3,478
End of year	$5,768	$3,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$1,735	$0
Income taxes	$0	$0

See notes to the accompanying financial statements
F-5

MEXUS GOLD US
Notes to Financial Statements

NOTE 1.                      BASIS OF PRESENTATION

The accompanying interim financial statements of Mexus Gold US (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the period ended June 30, 2010 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

On February 10, 2010 the Company made a Demand Note Agreement with Paul Thompson Sr. in the amount of $6,300.00 at zero interest.

On March 2, 2010 the Company made a Demand Note Agreement with Paul Thompson Sr. in the amount of $5,400.00 at zero interest.

On May 1, 2010 the Company made a Demand Note Agreement with Paul Thompson Sr. in the amount of $12,300.00 at zero interest.

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

On April 14, 2010 the Company issued 200,000 shares of common stock to an accredited investor for $10,000.00, or $0.05 per share.

On April 15, 2010 the Company issued 850,000 shares of S8 stock for consulting with a value of $0.02 per share.

On April 15, 2010 the Company issued 68,750 shares of common stock for the purchase of equipment valued at $1,375.00 or $0.02 per share.

On April 15, 2010  the Company issued 1,088,612 shares of common stock for the purchase of equipment valued at $21,772.24 or $0.02 per share.

On April 15, 2010 the Company issued 600,000 shares of S8 stock for consulting with a value of $0.02 per share.

On April 15, 2010 the Company issued 156,250 shares of S8 stock for consulting with a value of $0.02 per share.

On April 15, 2010 the Company issued 43,750 shares of S8 stock for consulting with a value of $0.035 per share.

On April 15, 2010 the Company issued 329,375 shares of S8 stock for the purchase of equipment valued at $6,587.50 or $0.02 per share.

On May 13, 2010 the Company issued 400,000 shares of S8 stock for consulting with a value of $0.035 per share.

On May 13, 2010 the Company issued 100,000 shares of S8 stock for consulting with a value of $0.035 per share.

On May 13, 2010 the Company issued 250,000 shares of S8 stock for consulting with a value of $0.035 per share.

On May 13, 2010 the Company issued 500,000 shares of S8 stock for consulting with a value of $0.035 per share.

On May 13, 2010 the Company issued 250,000 shares of S8 stock for consulting with a value of $0.035 per share.

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

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented  through June 30, 2010 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 6.	IDLE EQUIPMENT

The following mining equipment is currently being fabricated and modified by the Company and is not presently in use.

Cone 1709
Crusher
C Labor
C Parts/Matls
C Shop/Sup
Total Crusher
Hopper
Hydraulic Drum 12YD
Jaw Crusher 1209
Serge Tank 6144
Automated Cable Puller

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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ORPLAN OF OPERATIONS

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

Employees

Mexus Gold US has no employees at this time. Consultants with specific skills are utilized to assist with various aspects of the requirements of activities such as project evaluation, property management, due diligence, acquisition initiatives, corporate governance and property management.  If we complete our planned activation of the Nichols Property Exploration and Drilling Program, Cable Salvage Operations and completion of the Acquisition of Mexus Gold S.A. de C.V. Program, our total workforce will be approximately 30 persons.  Mr. Paul  D. Thompson is our sole officer and director.

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

Results of Operations

The following management’s discussion and analysis of the operating results and financial condition of Mexus Gold US for the three month period ended June 30, 2010 has been prepared based on information available to us as June 30, 2010.  This discussion should be read in conjunction with the audited Financial Statements of the Company for the year ended March 31, 2010 and the related notes thereto filed with the Company’s annual report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. All amounts herein are in U.S. dollars.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009.

Mexus Gold US had a net loss during the three months ended June 30, 2010 of $163,899 compared to a net loss of $1,673 during the same period in 2009. The increase in the net loss is attributable to the change of business direction on September 30, 2009 to pursue opportunities in the mining industry.

Revenue

For the three months ended June 30, 2010, we had revenues no ($-0-) revenues compared to $5,261 for the three months ended June 30, 2009. This change is due to the change in our business operations.  We do not expect to have any revenues until we begin mining operations which we anticipate will begin within the next nine months.  We believe that we have sufficient available cash and available loans from our sole officer and director and other individual sources to satisfy our working capital and capital expenditure requirements during the next 12 months.  There can be no assurance, however, that cash and cash from loans will be sufficient to satisfy our working capital and capital requirements for the next 12 months or beyond.

Operating Expenses

Operating expenses increased to $162,791 during the three months ended June 30, 2010 compared to $1,673 for the same period in 2009. The increase was due to the Company’s expansion into the mining industry through the development process of its properties and equipment.  In addition, the Company has had expenses relating to its submarine cable salvage operations.

Interest Expense

Mexus Gold US incurred $3,892 of interest expense during the three months ended June 30, 2010 compared to ($-0-) during the same period in 2009. The increase was attributable to the Company’s requirement for cash to further its operations to establish its operations.

Provision for Income Taxes

For the three months ended June 30, 2010, no income tax benefit recognized.

Liquidity and Capital Resources

At June 30, 2010, we had cash of $5,768 compared to $1,022 at March 31, 2010.  We consider this difference in cash on hand as insignificate.

Our fixed assets decreased from $66,537 at March 31, 2010, to $67,453 at June 30, 2010, due the Company’s decision to sell a portion of it existing equipment to acquire additional equipment considered necessary for the fabrication process of another equipment application.

The increase in Deferred Costs at March 31, 2010, of $88,822 is principally mining equipment which is in the process of being transferred to Mexus Gold D.A. de C.V. pending governmental permitting by authorities in Mexico.

We have idle equipment of $77,614 at March 31, 2010, as compared to $66,537 at March 31, 2010, Our idle equipment represents our process of fabricating and modifying equipment relating to mining and salvage operations.  Our idle equipment may be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Our liabilities increased from $180,529 as of March 31, 2010, to $298,476 at March 31, 2010. This increase is due additional loans received for working capital in the amount $110,530.

Future Goals

The Company is currently in the process of obtaining governmental approval of its acquisition of Mexus Gold S.A. de C.V. in Mexico. We have also begun the process of obtaining the necessary permits to begin our cable salvage operations.  We have obtained a barge and are currently in the process of fabricating the cable pulling equipment.  We have also acquired a search vessel which will search and identify the submarine cable locations.

In the next 12 months, our goal is to begin mining operations in Mexico and to begin cable salvage operations in Alaska.

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

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as of the end of the period covered by this Report on Form 10-Q, our management evaluated, with the participation of our principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2010, the Company's internal control over financial reporting was effective.

This Quarterly Report on Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have sold the following unregistered securities to accredited investors for the quarter ended June 30, 2010.

On April 14, 2010 the Company issued 200,000 shares of common stock for $10,000.00, or $0.05 per share.

On April 15, 2010 the Company issued 68,750 shares of common stock for the purchase of equipment valued at $1,375.00 or $0.02 per share.

On April 15, 2010  the Company issued 1,088,612 shares of common stock for the purchase of equipment valued at $21,772.24 or $0.02 per share.

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

ITEM 3.DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Balance Sheets at June 30, 2010 and March 31, 2009

Statements of Operations for the three months ended June 30, 2010 and 2009

Statement of Changes in Shareholders' Deficit

Statements of Cash Flows for the three months ended June 30, 2010 and 2009

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

August 19, 2010

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director