Form 10-Q
period 2010-09-30
Mexus Gold US
filed 2010-11-22
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2010, 151,418,701 shares of our common stock were issued and outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Page

Balance Sheets as of September 30, 2010 and March 31, 2010	F-2

Statements of Operations for the six months ended September 30, 2010 and 2009,	F-3
the three months ended September 30, 2010 and 2009 and the period from
September 18, 2009 (exploration stage re-entry) through September 30, 2010

Statements of Cash Flows for the six months ended September 30, 2010 and September 30, 2009	F-4

Notes to Financial Statements:	F-5

MEXUS GOLD US
BALANCE SHEETS
(AN EXPLORATION STAGE COMPANY)

	September 30, 2010	March 31, 2010
	(unaudited)	(audited)

ASSETS

Current assets:
Cash	$87,111	$1,022
Prepaids	34,425	-
Total current assets	121,536	1,022

Fixed assets:
Property and equipment, net	907,785	85,067
Total fixed assets	907,785	85,067

Other assets:
Idle Equipment	121,743	66,537
Mineral properties	363,028	167,281
	484,771	233,818

TOTAL ASSETS	$1,514,091	$319,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$749	$4,248
Accounts payable to related party	33,200	21,600
Sales tax payable	318	318
Accrued interest	7,851	639
Capital lease current	50,000	24,225
Loans payable to related party	46,734	34,434
Notes payable on current portion	797,000	36,000
Deferred gain equipment sale-leaseback	40,789	39,075
Total current liabilities	976,641	160,539

Long-term liabilities:
Notes payable	234,000	-
Capital lease	-	25,775
Total liabilities	1,210,641	186,314

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, no par value,
none issued and outstanding	-	-
Common stock, 500,000,000 shares authorized, no par value,
	151,418,701 shares issued and outstanding as of September 30, 2010
	144,667,679 shares issued and outstanding as of March 31, 2010 1,242,506 754,621
Share subscriptions payable	169,382	20,000
Accumulated deficit	(508,430)	(508,430)
Deficit accumulated during the exploration stage	(600,008)	(132,598)

TOTAL STOCKHOLDERS' EQUITY	303,450	133,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,514,091	$319,907

See notes to the accompanying financial statements.
F- 2

MEXUS GOLD US
STATEMENTS OF OPERATIONS
(AN EXPLORATION STAGE COMPANY)
(unaudited)
					From Exploration
					Stage Entry
	For the	For the	For the	For the	September 18, 2009
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenues:
Sales	$20,000	$4,783	$20,000	$10,043	$30,043
Total revenues	20,000	4,783	20,000	10,043	30,043

Expenses:
Cost of goods sold	9,658	3,473	9,658	9,506	19,164
General and administrative	106,738	6,669	170,969	7,564	292,935
Compensation expense	189,512	103	288,072	109	300,406
Total operating expenses	305,907	10,245	468,698	17,179	612,504

Loss from operations	(285,907)	(5,462)	(448,698)	(7,136)	(582,461)

Gain (loss) on sale of equipment	-	-	(5,000)	-	1,925
	-	-	(5,000)	-	1,925
Other income (expense)
Interest expense	9,821	-	13,713	-	14,602
Federal income tax expense	-	-	-	-	1,021
	9,821	-	13,713	-	15,623

NET LOSS	$(295,727)	$(5,462)	$(467,410)	$(7,136)	$(600,008)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic	150,618,701	107,738,667	147,232,111	122,122,833
Weighted average common shares outstanding - Diluted	150,618,701	107,738,667	147,232,111	122,122,833

See notes to the accompanying financial statements.

F-3

MEXUS GOLD US
STATEMENTS OF CASH FLOWS
(AN EXPLORATION STAGE COMPANY)
(unaudited)

			From Exploration
			Stage Entry
	For the	For the	September 18, 2009
	Six Months Ended	Six Months Ended	through
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(467,410)	$(7,136)	(596,158)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	14,403	-	24,511
Common stock issued for officer compensation	41,650	109	134,447
Common stock issued for services	125,562		125,562
Loss on sale of equipment	5,000		(34,075)
Changes in operating assets and liabilities:
Receivable from a related party	-	(1,239)	(5,792)
Payable to a related party	11,600	-
Inventory	-	1,901	10,230
Accounts payable and accrued expenses	5,427	1,229	15,342

NET CASH USED IN OPERATING ACTIVITIES	(263,768)	(5,136)	(325,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchases	(262,456)	-	(420,344)
Cash paid on mineral properties	(141,987)	-	(306,167)
Proceeds from sale of equipment	15,000	-	65,000
NET CASH USED IN INVESTING ACTIVITIES	(389,443)	-	(661,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable to a related party	12,300	-	51,050
Proceeds from loan payable	600,000	91,363	721,000
Proceeds from issuance of common shares for cash	127,000	-	282,000
Payments on notes payable	-	(85,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	739,300	6,363	1,054,050

NET CHANGE IN CASH	86,089	1,227	66,606

CASH BALANCES
Beginning of period	1,022	3,478	20,505
End of period	$87,111	$4,706	$87,111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$6,501	$-	$6,501
Income taxes	$-	$-	$888

NON-CASH FINANCING ACTIVITIES
Property and equipment acquired through issuance of
common shares	$254,871	$-	$254,871
Mineral properties acquired through issuance of
common shares	$53,760	$-	$53,760
Prepaids acquired through issuance of common stock	$34,426	$-	$34,426
Property and equipment acquired through issuance of
notes payable	$395,000	$-	$395,000

See notes to the accompanying financial statements
F-4

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
Unaudited

NOTE 1.                      ORGANIZATION AND BUSINESS OF COMPANY

Mexus Gold US (the “Company”) was originally incorporated under the laws of the State of Colorado on June 22, 1990, as U.S.A. Connection, Inc.  On October 28, 2005, the Company changed its’ name to Action Fashions, Ltd.  On September 18, 2009, the Company changed its’ domicile to Nevada and changed its’ name to Mexus Gold US to better reflect the Company’s new planned principle business operations.  The Company has a fiscal year end of March 31.

The Company re-entered the exploration stage as of September 18, 2009, as defined by the Financial Accounting Standard Board (FASB) in FASB ASC 915-10, “Development Stage Entities”.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since re-entry into the exploration stage has been considered part of the Company’s exploration stage activities.

The Company is a mining company engaged in the evaluation, acquisition, exploration and advancement of gold, silver and copper projects in the State of Sonora, Mexico and the Western United States, as well as, the salvage of precious metals from identifiable sources.

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

NOTE 3.                      BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of American for interim financial information and with the instructions to Form 10-Q.  They do not include all disclosure required by generally accepted accounting principles in the United States of America.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  During the current period the Company has determined that disclosure required pursuant to ASC 915-10, “Development Stage Entities,” has been omitted from the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as, from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.  Additionally, the Company has determined that common shares issued for services and equipment purchases have not been valued in accordance with FASB ASC 505-50 “Equity-Based Payments to Non-Employees.”  As of the date of this filing, management of the Company has not had sufficient time to determine the impact of these error corrections on financial condition, results of operations or cash flows reported in prior periods.  Also, management has not been able to determine whether there are other complex transactions that have not been accounted for correctly.  Accordingly, financial condition and results of operations disclosed in prior periods can no longer be relied upon.  Therefore, the interim unaudited financial statements should not be read in conjunction with the financial statements included in the Form 10-K for the year ended March 31, 2010.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

NOTE 4.                      SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that the estimates used are reasonable.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 4.                      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.  The Company implemented this standard during the six months ended September 30, 2010.  Common stock issued to non-employees prior to the six month period ended September 30, 2010 were not accounted for under the provisions of ASC 505.  Currently, the Company is in the process of evaluating the impact in prior periods.

Income taxes

The Company accounts for its income taxes in accordance with FASB ASC Topic 740-10, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair value of financial instruments

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

Revenue Recognition

The Company recognizes revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met:  1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances have indicated that the carrying amount of assets might not be recoverable.

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated.  The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties.  As of September 30, 2010, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

Reclassifications

The Company reclassified $3,101 of Property and equipment as of March 31, 2010 to Mineral properties to conform to the current presentation. The Company also reclassified $20,000 Stock subscriptions payable as of March 31, 2010 from current liabilities to the equity section of the balance sheet to conform to the current presentation. These reclassifications had no minor impact on the Company’s financial condition, results of operation, or cash flows.

Recently Issued Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 5.                      RELATED PARTY TRANSACTIONS

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

The equipment was valued at $40,000, or par value of $0.001 per share.

Loans Payable to Related Party

On September 30, 2009, the Company made a two year zero interest promissory note payable to Phillip E. Koehnke, APC, our former majority shareholder in the amount $6,038. This is the only remaining note balance to this related party since the Asset Purchase Agreement was executed.

On October 15, 2009, the Company made a Demand Note Agreement with Paul Thompson Sr. in the amount of $10,000 at zero interest.

On February 5, 2010, the Company made a Note Payable with Paul Thompson Sr. in the amount of $3,500 at zero interest related to the acquisition of the Acker drill.

On February 10, 2010, the Company made a Demand Note Agreement with Paul Thompson Sr. in the amount of $6,300 at zero interest.

In March 2010, the Company made a Demand Note Agreement with Paul Thompson Sr. in the amount of $8,596 at zero interest.

On May 1, 2010 the Company made a Demand Note Agreement with Paul Thompson Sr. in the amount of $12,300 at zero interest.

As of September 30, 2010 and March 31, 2010, $46,734 and $34,434, respectively, was outstanding with respect to the above notes.

Accounts Payable to Related Party

The Company had a payable balance due to G.K.’s Gym, Inc., a related party owned by the parents of Phillip E. Koehnke, as of March 31, 2009.  At September 30, 2010 and March 31, 2010 the Company owed $9,600 to G.K.’s Gym, Inc. for rent, respectively.

The Company has a payable balance due for rent to Paul Thompson Sr. in the amount of $12,000 and $23,600 as of  March 31, 2010 and September 30, 2010, respectively.

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

During the three and six months ended September 30, 2010 and 2009 and for the period from September 18, 2009 (Exploration Stage Entry) through September 30, 2010, the Company recorded $9,375, $18,750, $0, $0 and $18,750, respectively.

On December 1, 2009, the Company entered into a 12 month lease agreement with Paul Thompson, Sr., CEO for rent. The minimum lease payments are $12,000 and $27,000 for the year ended March 31, 2010 and March 31, 2011, respectively.  During the three and six months ended September 30, 2010 and for the period from September 18, 2009 (Exploration Stage Entry) through September 30, 2010, the Company recorded $6,750, $13,500 and $13,500, respectively.

Legal Services

Legal counsel to the Company is a firm controlled by our former majority shareholder.

NOTE 6.	NOTES PAYABLE

On July 8, 2010, the Company entered into a Project Management Agreement with Powercom Services, Inc.  Pursuant to the terms of the Agreement, Powercom will assist with the Company with Cable salvaging operations and receive a percent of the profit from the sale of the salvaged cable.  In addition, Powercom has agreed to loan the Company up to $1,000,000 for the administration and development of the cable salvaging project.  As of September 30, 2010, Powercom has advanced to the Company a total of $600,000.  Under the terms, the advance is required to be paid in full without interest out of the proceeds from the first shipment of cable brought to port by Mexus.  The advances were for the purpose of funding the installation and cable pulling apparatus on the cable recovery barge operated by the Company.

On September 1, 2010, the Company entered into a Promissory Note Agreement with Island Tug & Barge in the amount of $240,000 at six percent with four payments of $60,000 plus accrued interest due on March 1, 2011, September 1, 2011, March 1, 2012 and September 1, 2012.

On August 26, 2010, the Company entered into a Note Payable Agreement with Brian Farcy in the amount of $150,000 at 4.5 percent interest with monthly payments of $3,000 commencing October 1, 2010.

On March 15, 2010, the Company entered into a Loan Agreement with Francis Stadelman in the amount of $23,000 at 6.5 percent interest due in six months.

On February 16, 2010, the Company made a Promissory Note Agreement with Martin Wisby in the amount of $3,000 at eight percent interest and due on demand.

On February 16, 2010, the Company made a Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010.

On February 22, 2010, the Company entered into a Demand Note Agreement with Roy Riley in the amount of $5,000 due on demand without interest.

During the quarter ended June 30, 2010, the Company entered into a Promissory Note Agreement with Mr. Williams in the amount of $7,500 due on demand without interest.

NOTE 7.	STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2010:

Preferred stock, no par value; 10,000,000 shares authorized, zero shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively.

Common stock, no par value; 500,000,000 shares authorized: 151,418,701 and 144,667,679 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively.

Common Stock Transactions

On April 14, 2010 the Company issued 200,000 shares of common stock to an accredited investor for $10,000, or $0.05 per share.

On April 15, 2010 the Company issued 850,000 shares of S8 stock for consulting with a value of $0.05 per share.

On April 15, 2010 the Company issued 68,750 shares of common stock for the purchase of equipment valued at $2,922,956 or $0.043 per share.

On April 15, 2010 the Company issued 1,088,612 shares of common stock for the purchase of equipment valued at $46,810 or $0.043 per share.

On April 15, 2010 the Company issued 600,000 shares of S8 stock for consulting with a value of $0.05 per share.

On April 15, 2010 the Company issued 156,250 shares of S8 stock for consulting with a value of $0.05 per share.

On April 15, 2010 the Company issued 43,750 shares of S8 stock for consulting with a value of $0.05 per share.

On April 15, 2010 the Company issued 329,375 shares of S8 stock for the purchase of equipment valued at $14,163 or $0.043 per share.

On May 13, 2010 the Company issued 400,000 shares of S8 stock for consulting with a value of $0.045 per share.

On May 13, 2010 the Company issued 100,000 shares of S8 stock for consulting with a value of $0.045 per share.

On May 13, 2010 the Company issued 250,000 shares of S8 stock for consulting with a value of $0.045 per share.

On May 13, 2010 the Company issued 500,000 shares of S8 stock for consulting with a value of $0.045 per share.

On May 13, 2010 the Company issued 250,000 shares of S8 stock for consulting with a value of $0.045 per share.

On July 27, 2010 the Company issued 714,285 shares for cash with a value of $0.04 per share.

On September 21, 2010 the Company issued 1,200,000 shares for the purchase of equipment valued at $239,700 or $0.20 per share.

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

There were no underwritten offerings employed in connection with any of the transactions set forth above.

Preferred Stock Transactions

None

NOTE 8.	INCOME TAXES

The Company records its income taxes in accordance with ASC topic 740-10, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented  through September 30, 2010 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- provision for income taxes.

NOTE 9.	IDLE EQUIPMENT

The following mining equipment is currently being fabricated and modified by the Company and is not presently in use. Idle equipment totaled $121,743 and $66,537 as of September 30, 2010 and March 31, 2010, respectively. Idle equipment at September 30, 2010, consists of the following:

Cone 1709
Crusher
C Labor
C Parts/Matls
C Shop/Sup
Total Crusher
Hopper
Hydraulic Drum 12YD
Jaw Crusher 1209
Serge Tank 6144
Automated Cable Puller

On December 9, 2009, the Company entered into a sale-leaseback agreement to sell a piece of equipment and lease it back by making four equal payments of $13,500. The deferred gain relating to the leaseback transaction is $46,000 which is being accreted by offsetting depreciation expense over the remaining life of the equipment which is seven years. The Company is currently in default on the note therefore the full $50,000 plus $4,000 in interest have been accrued for as a current liability.

NOTE 10. OTHER EVENTS

Restatement

The Company intends to restate its financial statements for the period ending June 30, 2010 and March 31, 2010, to correct items relating to consulting expense and equipment values.   Accordingly, our previously filed financial statements for the period ending June 30, 2010 cannot be relied upon.

Powercom Agreement

On July 8, 2010, the Company entered into a Project Management Agreement with Powercom Services, Inc.  Pursuant to the terms of the Agreement, Powercom will assist with the Company with Cable salvaging operations and receive a percent of the profit from the sale of the salvaged cable.  In addition, Powercom has agreed to loan the Company up to $1,000,000 for the administration and development of the cable salvaging project.

Option Agreement with Mexus Gold Mining, S.A. de C.V.

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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our unaudited interim financial information and related notes included in this report.  This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk” set forth in this report.

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

The Company

Mexus Gold US is an exploration stage mining company engaged in the evaluation, acquisition, exploration and advancement of gold, silver and copper projects in the State of Sonora, Mexico and the Western United States.  Mexus Gold US is dedicated to protect the environment, provide employment and education opportunities for the communities that it operates in.

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

Los Laureles

Los Laureles is a vein type deposit mainly gold with some silver and copper. Recent assays from grabsamples show gold values of 67.730 grams per ton gold, 38.4 grams per ton silver, 2,800 grams per ton copper.

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

On October 29, 2010, our tugboat, the "Caleb", and our 230 foot barge arrived in Ketchikan, Alaska. The boats are equipped with automated cable pulling equipment and underwater electrical equipment, magtonetor, underwater cable identifier, remote cameras and a high definition scanning sensor, and a cable left buoy marking system.  As of the date of this report, we have begun cable pulling operations, weather permitting.

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

Critical Accounting Policies

Revenue Recognition
The Company recognizes revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met:  1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured..

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.  The Company implemented this standard during the six months ended September 30, 2010.  Common stock issued to non-employees prior to the six month period ended September 30, 2010 were not accounted for under the provisions of ASC 505.  Currently, the Company is in the process of evaluating the impact in prior periods.

Income Taxes

The Company accounts for its income taxes in accordance with FASB ASC Topic 740-10, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances have indicated that the carrying amount of assets might not be recoverable and have appropriately recorded the adjustment

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated.  The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties.  As of September 30, 2010, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US for the three and six month periods ended September 30, 2010 and for the period from September 18, 2009 (development stage entry) through September 30, 2010 has been prepared based on information available to us as  of November 21, 2010. During the current period the Company has determined that disclosure required pursuant to ASC 915-10, “Development Stage Entities,” has been omitted from the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as, from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.  Additionally, the Company has determined that common shares issued for services and equipment purchases have not been valued in accordance with FASB ASC 505-50 “Equity-Based Payments to Non-Employees.”  As of the date of this filing, management of the Company has not had sufficient time to determine the impact of these error corrections on financial condition, results of operations or cash flows reported in prior periods.  Also, management has not been able to determine whether there are other complex transactions that have not been accounted for correctly.  Accordingly, financial condition and results of operations disclosed in prior periods can no longer be relied upon.  Therefore, the interim unaudited financial statements should not be read in conjunction with the financial statements included in the Form 10-K for the year ended March 31, 2010.   All amounts herein are in U.S. dollars.

Three and Six Months Ended September 30, 2010 Compared with Three and Six Months Ended September 30, 2009 and September 18, 2009 (Development Stage Entry) through September 30, 2010

Mexus Gold US had a net loss during the three months ended September 30, 2010 of $295,727 compared to a net loss of $5,462 during the same period in 2009. The Company had a net loss during the six months ended September 30, 2010 of $467,410 compared to a net loss of $7,136 during the same period in 2009.  The Company had a cumulative net loss of $600,008 for the period from September 18, 2009 (Development Stage Entry) through September 30, 2010.  These increases in net loss are attributable to the change of business direction of the Company to pursue opportunities in the mining and salvage industry.

Revenue

For the three months ended September 30, 2010, we had revenues of $20,000 compared to $4,783 for the three months ended September 30, 2009.  For the six months ended September 30, 2010, we had revenues of $20,000 compared to $10,043 for the six months ended September 30, 2009.  The Company recorded revenues of $30,043 for the cumulative period from September 18, 2009 (Exploration Stage Entry) through September 30, 2010.  The revenues of $20,000 for the three months ended September 30, 2010, are the first revenues we have received from our mining and salvage operations.

Operating Expenses

Total operating expenses increased to $305,907 during the three months ended September 30, 2010 compared to $10,245 for the three months ended September 30, 2009.  Total operating expenses increased to $468,698 during the six months ended September 30, 2010 compared to $17,179 for the six months ended September 30, 2009.  Total operating expenses for the period from September 18, 2009 (Exploration Stage Entry) through September 30, 2010 were $612,504.  The increase in operating expenses for each of these periods was due to the Company’s expansion into the mining industry through the development process of its properties.  In addition, the Company has had substantial expenses relating to its submarine cable salvage operations.

Interest Expense

The Company incurred $9,821 of interest expense during the three months ended September 30, 2010 compared to $0 during the same period in 2009.  Mexus Gold US incurred $13,713 of interest expense during the six months ended September 30, 2010 compared to $0 during the same period in 2009. The increase is attributable to the Company’s borrowings during the six months ended September 30, 2010 to further and establish its operations.

Provision for Income Taxes

For the three and six months ended September 30, 2010 and 2009, no income tax benefit recognized.  During the period from September 18, 2009 (Development Stage Entry) through September 30, 2010, $1,021 in federal income tax expense was recorded.

Liquidity and Capital Resources

At September 30, 2010, we had cash of $87,111 compared to $1,022 at March 31, 2010.  This increase in cash is due to loans received.

Our fixed assets increased to $907,785 at September 30, 2010, compared to $85,067 at March 31, 2010.  These assets include property and equipment.

Idle equipment increased to $121,743 at September 30, 2010, compared to $66,537 at March 31, 2010.  Our mineral properties increase to $363,028 at September 30, 2010, compared to $167,281 at March 31, 2010. Our idle equipment represents our process of fabricating and modifying equipment relating to mining and salvage operations.  Our idle equipment may be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Total assets increase to $1,514,092 at September 30, 2010, compared to $319,907 at March 31, 2010.  The majority of the increased assets related to the purchase of our tug-boat and barge during the six months ended September 30, 2010.

Our total liabilities increased to $1,210,641 at September 30, 2010, compared to $186,314 as of March 31, 2010.  This total includes current liabilities of $976,641 and long-term liabilities of $234,000 as of September 30, 2010.  At March 31, 2010, current liabilities totaled $160,539 and long-term liabilities totaled $25,775.

In addition to anticipated revenues from operations, we believe that we have sufficient available cash and available loans from our sole officer and director and other individual sources to satisfy our working capital and capital expenditure requirements during the next 12 months.  There can be no assurance, however, that cash and cash from loans will be sufficient to satisfy our working capital and capital requirements for the next 12 months or beyond.

Future goals

The Company is currently in the process of obtaining governmental approval of its acquisition of Mexus Gold S.A. de C.V. in Mexico. We have also begun our cable salvage operation in Alaska and plan on continuing salvage operations in early spring weather permitting.  We also intend to acquire a large vessel to begin cable salvage operations in open waters.

In the next 12 months, our goal is to begin mining operations in Mexico and to continue our cable salvage operations in Alaska and along the west coast of the United States.

Foreign Currency Transactions

None.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4(T).                      CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.  Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b).  We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls.  We expect to complete this review during 2010 to comply with the requirement of the SEC.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer,  who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting, or any system we design or implement in the future, will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the six month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have sold the following unregistered securities to accredited investors for the quarter ended September 30, 2010.

On July 27, 2010 the Company issued 714,285 shares for cash with a value of $0.04 per share.

On September 21, 2010 the Company issued 1,200,000 shares for the purchase of equipment valued at $239,700 or $0.20 per share.

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

ITEM 3.DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Balance Sheets at September 30, 2010 and March 31, 2010

Statements of Operations for the six and three months ended September 30, 2010 and 2009 and the period from September 18, 2009 (Exploration Stage Entry) through September 30, 2010

Statements of Cash Flows for the six months ended September 30, 2010 and September 30, 2009 and for the period from September 18, 2009 (Exploration Stage Entry) through September 30, 2010

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Amended and Restated Bylaws dated December 30, 2005	3.3	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 22, 2010

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director