Form 10-Q
period 2010-12-31
Mexus Gold US
filed 2011-02-22
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 31, 2010, 154,847,368 shares of our common stock were issued and outstanding.

PART I
ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Page

Balance Sheets as of December 31, 2010 and March 31, 2010	F-2

Statements of Operations for the three and nine months ended December 31, 2010 and 2009	F-3
and from inception (September 18, 2009) through December 31, 2010

Statements of Cash Flows for the nine months ended December 31, 2010 and December 31, 2009 and from inception (September 18, 2009) through December 31, 2010.	F-4

Notes to Financial Statements:	F-5

F-1

MEXUS GOLD US
BALANCE SHEETS
(AN EXPLORATION STAGE COMPANY)

	December 31, 2010	March 31, 2010
	(unaudited)	(audited)

ASSETS

Current assets:
Cash	$41,920	$1,022
Prepaid services	21,750	-
Total current assets	63,670	1,022

Fixed assets:
Property and equipment, net	831,874	85,067
Total fixed assets	831,874	85,067

Other assets:
Idle Equipment	168,141	66,537
Mineral properties	53,265	167,281
	221,406	233,818

TOTAL ASSETS	$1,116,950	$319,907

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$8,149	$4,566
Accounts payable to related party	69,238	21,600
Accrued interest	9,103	639
Capital lease-current	-	24,225
Loans payable to related party	36,181	34,434
Notes payable - current portion	1,097,000	36,000
Deferred gain equipment sale	-	39,075
Total current liabilities	1,219,671	160,539

Long term liabilities:
Notes payable - long-term portion	228,130	-
Capital lease-long term	-	25,775
Total liabilities	1,447,801	186,314

STOCKHOLDERS' EQUITY (DEFICIT) (Note 7)
Preferred stock, 10,000,000 shares authorized, no par value,
nil issued and outstanding	-	-
Common stock, 500,000,000 shares authorized, no par value,
154,847,368 shares issued and outstanding as of December 31, 2010
144,667,679 shares issued and outstanding as of March 31, 2010	154,847	144,668
Additional paid-in capital	1,349,798	609,953
Share subscriptions payable	131,745	20,000
Accumulated deficit	(515,566)	(515,566)
Deficit accumulated during the exploration stage	(1,451,675)	(125,462)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(330,851)	133,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,116,950	$319,907

See notes to the accompanying financial statements.
F-2

MEXUS GOLD US
STATEMENTS OF OPERATIONS
(AN EXPLORATION STAGE COMPANY)

					From Exploration
					Stage Entry
	For the	For the	For the	For the	(September 18, 2009)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	through
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues:
Sales	$-	$-	$20,000	$10,043	$20,000
Total revenues	-	-	20,000	10,043	20,000

Expenses:
Cost of goods sold	4,035	8,493	13,693	18,199	13,693
General and administrative	291,805	75,748	462,773	84,387	581,025
Expenses on behalf of Mexus Gold Mining S.A.	307,169	-	382,689	-	382,689
Compensation expense	179,204	-	467,275	109	479,500
Net gain on sale of equipment	(6,472)	(1,360)	(1,472)	(1,360)	(8,397)
Total operating expenses	775,741	82,881	1,324,958	101,335	1,448,510

Loss from operations	(775,741)	(82,881)	(1,304,958)	(91,292)	(1,428,510)

Other income (expense)
Interest expense	7,542	-	21,255	-	22,144
Federal income tax expense	-	-	-	-	1,021
	7,542	-	21,255	-	23,165

NET LOSS	$(783,283)	$(82,881)	$(1,326,213)	$(91,292)	$(1,451,675)

Basic loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding - Basic	153,550,479	80,991,778	148,485,248	108,412,481

See notes to the accompanying financial statements.

F-3

MEXUS GOLD US
STATEMENTS OF CASH FLOWS
(AN EXPLORATION STAGE COMPANY)

			From Exploration
			Stage Entry
	For the	For the	(September 18, 2009)
	Nine Months Ended	Nine Months Ended	through
	December 31, 2010	December 31, 2009	December 31, 2010
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,326,213)	$(91,292)	(1,451,675)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	55,125	1,790	65,233
Common stock issued for officer compensation	270,449	11,109	363,137
Stock based financing expense for cancellation of lease	3,000		3,000
Gain on sale of equipment	(1,472)	(46,000)	(40,547)
Expenses on behalf of Mexus Gold Mining S.A.	167,281		167,281
Changes in operating assets and liabilities:
Accrued interest	12,464	-	12,464
Receivable from a related party	-	(5,792)	(4,553)
Payable to a related party	47,637	-	47,637
Increase in prepaid expenses	(11,250)	-	(11,250)
Inventory	-	10,230	8,329
Accounts payable and accrued expenses	3,584	8,648	17,697

NET CASH USED IN OPERATING ACTIVITIES	(779,395)	(111,307)	(823,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchases	(276,819)	(78,237)	(397,884)
Purchase of mineral properties	(38,265)	(60,750)	(202,445)
Proceeds from sale of equipment	27,500	-	27,500
NET CASH USED IN INVESTING ACTIVITIES	(287,584)	(138,987)	(572,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable to a related party	1,747	-	40,497
Proceeds from loan payable	941,530	102,500	1,023,193
Repayments on loan payable	(42,400)	-	(42,400)
Proceeds from issuance of common shares for cash	207,000	105,000	362,000
Proceeds from sales and leaseback equipment	-	50,000	50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,107,877	257,500	1,433,290

NET CHANGE IN CASH	40,898	7,206	37,214

CASH BALANCES
Beginning of period	1,022	3,478	4,706
End of period	$41,920	$10,685	$41,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$3,839	$213	$4,727
Income taxes	$-	$-	$1,021

NON-CASH FINANCING ACTIVITIES
Property and equipment acquired through issuance of
common shares	$308,631	$-	$308,631
Mineral properties acquired through issuance of
common shares	$15,000	$-	$15,000
Prepaids acquired through issuance of common stock	$10,500	$-	$10,500
Property and equipment acquired through issuance of
notes payable	$390,000	$-	$390,000
Stock issued for cancellation of lease	$53,000	$-	$53,000

See notes to the accompanying financial statements.
F-5

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Financial Statements
(Unaudited)

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

NOTE 2.                      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $515,566 and an accumulated deficit since entry into the exploration stage of $1,451,675.  These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

NOTE 3.                      BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q.  They do not include all disclosures required by generally accepted accounting principles in the United States of America.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  During the current period the Company has determined that disclosure required pursuant to ASC 915-10, “Development Stage Entities,” has been omitted from the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as, from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.  Additionally, the Company has determined that common shares issued for services and equipment purchases have not been valued in accordance with FASB ASC 505-50 “Equity-Based Payments to Non-Employees.”  As of the date of this filing, management of the Company has not had sufficient time to determine the impact of these error corrections on financial condition, results of operations or cash flows reported in prior periods.  Also, management has not been able to determine whether there are other complex transactions that have not been accounted for correctly.  Accordingly, financial condition and results of operations disclosed in prior periods can no longer be relied upon.  Therefore, the interim unaudited financial statements should not be read in conjunction with the financial statements included in the Form 10-K for the year ended March 31, 2010.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

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

Cash and cash equivalents

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.  The Company implemented this standard during the three months ended September 30, 2010.  Common stock issued to non-employees prior to the nine month period ended December 31, 2010 were not accounted for under the provisions of ASC 505.  Currently, the Company is in the process of evaluating the impact in prior periods.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated.  The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties.  As of December 31, 2010, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

Reclassifications

The Company reclassified $3,101 of Property and equipment as of March 31, 2010 to Mineral properties to conform to the current presentation. The Company also reclassified $20,000 Stock subscriptions payable as of March 31, 2010 from current liabilities to the equity section of the balance sheet to conform to the current presentation. These reclassifications had no impact on the Company’s financial condition, results of operation, or cash flows.

       Recently Issued Accounting Prounancements

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

NOTE 5.                      RELATED PARTY TRANSACTIONS

On September 4, 2009, the Company entered into a six month Rental Agreement with Mexus Gold International, Inc., a Nevada corporation, to lease a Komatsu P38D Dozer and a PC440 core drill at a rate of $3,850 per month, payable in advance by the 5th day of each month.  Payment can be made in cash or in restricted shares of common stock of the Company valued at $.08 per share.  Mr. Paul D. Thompson, our sole officer and director, owns a majority interest in Mexus Gold International, Inc. This Rental Agreement expired on February 5, 2010 and was not renewed.

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

On May 1, 2010 the Company made a Demand Note Agreement with Paul Thompson Sr. in the amount of $12,300 at zero interest.

As of December 31, 2010 and March 31, 2010, $36,181 and $34,434, respectively, was outstanding with respect to the above notes.

Accounts Payable to Related Party

The Company had a payable balance due to G.K.’s Gym, Inc., a related party owned by the parents of Phillip E. Koehnke, as of March 31, 2009.  At December 31, 2010 and March 31, 2010 the Company owed $9,600 to G.K.’s Gym, Inc. for rent, respectively.

The Company has a payable balance due to Phillip Koehnke APC, Company counsel, for $24,637 at December 31, 2010.

The Company has a payable balance due for rent to Paul Thompson Sr. in the amount of $12,000 and $35,000 as of  December 31, 2010 and March 31, 2010, respectively.

Equipment Lease

On December 9, 2009, the Company entered into a sale-leaseback arrangement with Francis and Alice Stadelman, shareholders of the Company, Trustees of the Stadelman Revocable Living Trust in which it sold equipment for $50,000 and immediately leased it back for 24 months. The equipment is one Komatsu Dozer Driller. In November of 2010, before any lease payments were made, the sale-leaseback arrangement was cancelled in exchange for the Company issuing 212,000 shares to the trust. The shares issued were valued at $0.25 per share or $53,000. The Company retained ownership of the equipment and the cash received pursuant to the original agreement. Accordingly, the Company determined that the true nature of the transaction should be reflected. This was done by restoring the equipment to its original basis and removing all effects of the capital lease that was recorded as a result of the sale-leaseback arrangement and there were no gains or losses recognized. The net result of this transaction was an issuance of 212,000 shares for $50,000 in cash and a difference in value of $3,000 which was charged to interest expense.

On December 1, 2009, the Company entered into a 12 month lease agreement with Paul Thompson, Sr., CEO for rent..  On October 1, 2010, the Company entered into a new month-to-month lease with Paul Thompson, Sr., CEO for rent. This agreement canceled the agreement entered into on December 1, 2009. During the three and nine months ended December 31, 2010 and for the period from September 18, 2009 (Exploration Stage Entry) through December 31, 2010, the Company recorded $11,400, $29,400 and $41,400, respectively.

Legal Services

Legal counsel to the Company, Philip Koehnke, APC, is a firm controlled by our former majority shareholder.

NOTE 6.	NOTES PAYABLE

On July 8, 2010, the Company entered into a Project Management Agreement with Powercom Services, Inc.  Pursuant to the terms of the Agreement, Powercom will assist the Company with Cable salvaging operations and receive a percent of the profit from the sale of the salvaged cable.  In addition, Powercom has agreed to loan the Company up to $1,000,000 for the administration and development of the cable salvaging project.  As of December 31, 2010, Powercom has advanced to the Company a total of $800,000.  Under the terms, the advance is required to be paid in full without interest out of the proceeds from the first shipment of cable brought to port by Mexus.  The advances were for the purpose of funding the installation and cable pulling apparatus on the cable recovery barge operated by the Company.

On October 6, 2010, the Company entered into a unsecured Note Payable Agreement in the amount of $100,000 with William McCreary at 6.5 percent interest for one year. This note may be repaid in Company stock or cash, at the option of the note holder.

On September 1, 2010, the Company entered into a unsecured Promissory Note Agreement with Island Tug & Barge in the amount of $240,000 at six percent with four payments of $60,000 plus accrued interest due on March 1, 2011, September 1, 2011, March 1, 2012 and September 1, 2012.

On August 26, 2010, the Company entered into a unsecured Note Payable Agreement with Brian Farcy in the amount of $150,000 at 4.5 percent interest with monthly payments of $3,000 commencing October 1, 2010. As of December 31, 2010, the Company has made $9,000 in payments towards this note and is current in the scheduled payments.

On March 15, 2010, the Company entered into an unsecured Loan Agreement with Francis Stadelman in the amount of $23,000 at 6.5 percent interest due in six months. The Company has not made the scheduled payments on this note and it is in default.

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with Martin Wisby in the amount of $3,000 at eight percent interest and due on demand.

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note.

On February 22, 2010, the Company entered into an unsecured Demand Note Agreement with Roy Riley in the amount of $5,000 due on demand without interest.

During the quarter ended June 30, 2010, the Company entered into an unsecured Promissory Note Agreement with Mr. Williams in the amount of $7,500 due on demand without interest.

NOTE 7.	STOCKHOLDERS’ DEFICIT

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2010:

Preferred stock, no par value; 10,000,000 shares authorized, zero shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively.

Common stock, no par value; 500,000,000 shares authorized: 154,847,368 and 144,667,679 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively.

Common Stock Transactions

On April 15, 2010 the Company issued 850,000 shares of S8 stock for consulting with a value of $42,500 or $0.05 per share.

On April 15, 2010 the Company issued 68,750 shares of common stock for the purchase of equipment valued at $2,922 or $0.043 per share.

On April 15, 2010 the Company issued 1,088,612 shares of common stock for the purchase of equipment valued at $46,810 or $0.043 per share.

On April 15, 2010 the Company issued 600,000 shares of S8 stock for consulting with a value of $30,000 or $0.05 per share.

On April 15, 2010 the Company issued 156,250 shares of S8 stock for consulting with a value of $7,813 or $0.05 per share.

On April 15, 2010 the Company issued 43,750 shares of S8 stock for consulting with a value of $2,188 or $0.05 per share.

On April 15, 2010 the Company issued 329,375 shares of S8 stock for the purchase of equipment valued at $13,998 or $0.0425 per share.

On May 13, 2010 the Company issued 400,000 shares of S8 stock for consulting with a value of $18,000 or  $0.045 per share.

On May 13, 2010 the Company issued 100,000 shares of S8 stock for consulting with a value of $4,500 or $0.045 per share.

On May 13, 2010 the Company issued 250,000 shares of S8 stock for consulting with a value of $11,250 or $0.045 per share.

On May 13, 2010 the Company issued 500,000 shares of S8 stock for consulting with a value of $22,500 or $0.045 per share.

On May 13, 2010 the Company issued 250,000 shares of S8 stock for consulting with a value of $11,250 or $0.045 per share.

On July 27, 2010 the Company issued 714,285 shares for $25,000 in cash with a value of $0.035 per share.

On September 21, 2010 the Company issued 1,200,000 shares for the purchase of equipment valued at $239,700 or $0.20 per share.

On November 16, 2010 the Company issued 250,000 shares for $10,000 in cash with a value of $0.04 per share.

On November 16, 2010 the Company issued 125,000 shares for $10,000 in cash with a value of $0.08 per share.

On November 16, 2010 the Company issued 1,666,667 shares for $50,000 in cash with a value of $0.03 per share.

On November 16, 2010 the Company issued 250,000 shares for $25,000 in cash with a value of $0.10 per share.

On December 1, 2010 the Company issued 675,000 shares of S8 stock for consulting services rendered with a value of $51,638 or $0.0765 per share.

On December 1, 2010 the Company issued 212,000 shares of stock valued at $53,000 or $.0.25 per share in exchange for the lease cancellation. The difference between the fair value of the shares issued and the amount of the lease obligation totaling $3,000 was charged to interest expense. See note 5 “Equipment Lease” section.

On December 15, 2010 the Company issued 250,000 shares of S8 stock for consulting services rendered with a value of $62,500 or $0.25 per share.

Common Stock Payable Transactions

On June 4, 2010, the Company extended an option agreement by issuing 500,000 shares valued at $0.03 per share or $15,000.

On September 1, 2010, the Company purchased equipment by issuing 75,092 shares valued at $0.08 per share or $5,745.

On September 7, 2010, the Company received $7,000 in cash in exchange for a common stock payable of 28,000 shares or $0.25 per share.

On October 15, 2010, the Company issued 50,000 shares for consulting services valued at $0.28 per share or $14,000. Of this amount, $10,500 has been recorded as a prepaid expense.

On November 24, 2010, the Company received $50,000 in cash in exchange for a common stock payable of 200,000 shares or $0.25 per share.

On December 30, 2010, the Company received $30,000 in cash in exchange for a common stock payable of 150,000 shares or $0.30 per share.

The issuance of securities described above (except those identified as S8 issuances) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

The Company intends to use the proceeds from sale of the securities for the purchase of equipment for mining operations, mining machinery, supplies and payroll for operations, professional fees, and working capital.

There were no underwritten offerings employed in connection with any of the transactions set forth above.

Preferred Stock TransactionS

None

NOTE 8.	IDLE EQUIPMENT

The following mining equipment is currently being fabricated and modified by the Company and is not presently in use. Idle equipment totaled $168,141 and $66,537 as of December 31, 2010 and March 31, 2010, respectively. Idle equipment at December 31, 2010, consists of the following:

Cone 1709
Crusher
C Labor
C Parts/Matls
C Shop/Sup
Total Crusher
Hopper
Hydraulic Drum 12YD
Jaw Crusher 1209
Serge Tank 6144
Automated Cable Puller

NOTE 9.	OTHER EVENTS

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

As of December 31, 2010 the agreement has been extended in anticipation of an audit being completed on the financial statements of Mexus Gold Mining, S.A. de C.V. The Company anticipates this to be complete by March of 2011. In anticipation of the merger being completed, the Company has paid operating expenses on behalf of Mexus Gold Mining, S.A. The Company has paid $307,169 and $382,687 in such operating expenses for the three and nine months ended December 31, 2010, respectively. These amounts paid have been expensed due to the fact that the Company does not expect to be repaid and there are no assurances that the merger will ever be completed.

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

Our executive offices are located at, 1805 N. Carson Street, #150, Carson City, Nevada 89701.  Our telephone number is (916) 776 2166.

We were originally incorporated under the laws of the State of Colorado on June 22, 1990, as U.S.A. Connection, Inc.  On October 28, 2005, we changed our name to Action Fashions, Ltd.  On September 18, 2009, we changed our domicile to Nevada and changed our name to Mexus Gold US to better reflect our new business operations.  Our fiscal year end is March 31st.

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

Reclamation

We may be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

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

    ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.  The Company implemented this standard during the three months ended September 30, 2010.  Common stock issued to non-employees prior to the six month period ended September 30, 2010 were not accounted for under the provisions of ASC 505.  Currently, the Company is in the process of evaluating the impact in prior periods.

Impairment of Long-Lived Assets

    The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances have indicated that the carrying amount of assets might not be recoverable and have appropriately recorded the adjustment

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated.  The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties.  As of December 31, 2010, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US for the three and nine month periods ended December 31, 2010 and for the period from September 18, 2009 (development stage entry) through December 31, 2010, has been prepared based on information available to us as  of February 14, 2011. During the current period the Company has determined that disclosure required pursuant to ASC 915-10, “Development Stage Entities,” has been omitted from the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as, from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.  Additionally, the Company has determined that common shares issued for services and equipment purchases have not been valued in accordance with FASB ASC 505-50 “Equity-Based Payments to Non-Employees.”  As of the date of this filing, management of the Company has not had sufficient time to determine the impact of these error corrections on financial condition, results of operations or cash flows reported in prior periods.  Also, management has not been able to determine whether there are other complex transactions that have not been accounted for correctly.  Accordingly, financial condition and results of operations disclosed in prior periods can no longer be relied upon.  Therefore, the interim unaudited financial statements should not be read in conjunction with the financial statements included in the Form 10-K for the year ended March 31, 2010.   All amounts herein are in U.S. dollars.

Three and nine Months Ended December 31, 2010 Compared with three and nine Months Ended December 31,  2009 and September 18, 2009 (Exploration Stage Entry) through  December 31, 2010

Mexus Gold US had a net loss during the three months ended December 31, 2010 of $783,283 compared to a net loss of $82,881 during the same period in 2009. The Company had a net loss during the nine months ended December 31, 2010 of $1,326,213 compared to a net loss of $91,292 during the same period in 2009.  The Company had a cumulative net loss of $1,451,675 for the period from September 18, 2009 (Exploration Stage Entry) through December 31, 2010.  These increases in net loss are attributable to the change of business direction of the Company to pursue opportunities in the mining and salvage industry.

     Revenue

For the three months ended December 31, 2010, we had revenues of $0 compared to $0 for the three months ended December 31, 2009.  For the nine months ended December 31, 2010, we had revenues of $20,000 compared to $10,043 for the nine months ended December 31, 2009.  The Company recorded revenues of $30,043 for the cumulative period from September 18, 2009 (Development Stage Entry) through December 31, 2010.  The revenues of $20,000 for the nine months ended December 31, 2010, are the first revenues we have received from our mining and salvage operations.

Operating Expenses

Total operating expenses increased to $775,741 during the three months ended December 31, 2010 compared to $82,881 for the three months ended December 31, 2009.  Total operating expenses increased to $1,324,958 during the nine months ended December 31, 2010, compared to $101,335 for the nine months ended December 31, 2009.  Total operating expenses for the period from September 18, 2009 (Exploration Stage Re-entry) through December 31, 2010 were $1,448,510.  The increase in operating expenses for each of these periods was due to the Company’s expansion into the mining industry through the development process of its properties.  In addition, the Company has had substantial expenses relating to its submarine cable salvage operations.

Interest Expense

The Company incurred $7,542 of interest expense during the three months ended December 31, 2010 compared to $0 during the same period in 2009.  Mexus Gold US incurred $21,255 of interest expense during the nine months ended December 31, 2010 compared to $0 during the same period in 2009. The increase is attributable to the Company’s borrowings during the nine months ended December 31, 2010 to further and establish its operations.

Provision for Income Taxes

For the three and nine months ended December 31, 2010 and 2009, no income tax benefit recognized.  During the period from September 18, 2009 (Exploration Stage Re-entry) through September 30, 2010, $1,021 in federal income tax expense was recorded.

Liquidity and Capital Resources

At December 31, 2010, we had cash of $41,920 compared to $1,022 at March 31, 2010.  This increase in cash is due to loans received.

Our fixed assets increased to $831,874 at December 31, 2010, compared to $85,067 at March 31, 2010. Of this amount $811,397 was spent for a barge and tug boat for our cable pulling operations off the Alaskan coast.

Idle equipment increased to $168,141 at December 31, 2010, compared to $66,537 at March 31, 2010.  Our mineral properties decreased to $53,265 at December 31, 2010, compared to $167,281 at March 31, 2010. This decreased was caused by a re-classification of expenditures made in regards to our plans to merge with Mexus Gold Mining, S.A. These expenditures were re-classed from assets to expenses once management determined that the repayment of the amounts was not expected and that there are no assurances that the merger will be completed. Our idle equipment represents our process of fabricating and modifying equipment relating to mining and salvage operations.  Our idle equipment may be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Total assets increased to $1,116,950 at December 31, 2010, compared to $319,907 at March 31, 2010.  The majority of the increased assets related to the purchase of our tug-boat and barge during the nine months ended December 31, 2010.

Our total liabilities increased to $1,447,801 at December 31, 2010, compared to $186,314 as of March 31, 2010.  This total includes current liabilities of $1,219,671 and long-term liabilities of $228,130 as of December 31, 2010.  At March 31, 2010, current liabilities totaled $160,539 and long-term liabilities totaled $25,775.

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

ITEM 5.          OTHER INFORMATION

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b).  We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls.  We expect to complete this review during 2011 to comply with the requirement of the SEC.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer,  who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the nine month period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have sold the following unregistered securities to accredited investors for the quarter ended December 31, 2010:

On November 16, 2010, we issued 250,000 restricted shares of our common stock for cash with a value of $0.04 per share.

On November 16, 2010, we issued 125,000 restricted shares of our common stock for cash with a value of $0.08 per share.

On November 16, 2010, we issued 1,666,667 restricted shares of our common stock for cash with a value of $0.03 per share.

On November 16, 2010, we issued 250,000 restricted shares of our common stock for cash with a value of $0.10 per share.

On December 1, 2010, we issued 675,000 restricted shares of our common stock for consulting services rendered with a value of $0.765 per share.

On December 1, 2010, we issued 212,000 restricted shares of our common stock for cash with a value of $0.236 per share

On December 15, 2010, we issued 250,000 restricted shares of our common stock for consulting services rendered with a value of $0.25 per share

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

ITEM 3.        DEFAULT UPON SENIOR SECURITIES

On March 15, 2010, the Company entered into an unsecured Loan Agreement with Francis Stadelman in the amount of $23,000 at 6.5 percent interest due in six months. The Company has not made the scheduled payments on this note and it is in default.
On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Statements

Balance Sheets at December 31, 2010 and March 31, 2010

Statements of Operations for the nine and three months ended December 31, 2010 and 2009 and the period from September 18, 2009 (Exploration Stage Entry) through December 31, 2010

Statements of Cash Flows for the nine months ended December 31, 2010 and December 31, 2009 and for the period from September 18, 2009 (Exploration Stage Entry) through December 31 , 2010

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

February 21, 2010

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director