Form 10-K
period 2011-03-31
Mexus Gold US
filed 2011-07-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

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
             Securities registered pursuant to Section 12(b) of the Act:                          None
             Securities registered pursuant to Section 12(g) of the Act:                          common stock, $.001par value
___________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 31, 2011, based upon the $0.24 per share closing price for our common stock on the OTC Bulletin Board was $19,414,925.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 13, 2011, there were 161,919,050 shares of our common stock were issued and outstanding.

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

Description of the Business of Mexus Gold US

Mexus Gold US is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada and Mexico, as well as, the salvage of precious metals from identifiable sources.  Our main activities in the near future will be comprised of our mining operations in Nevada and Mexico and our cable salvage operations in Alaska and along the west coast of the United States.

Our mining opportunities located in the state of Nevada and the state of Sonora, Mexico will provide us with projects to recover gold, silver, copper and other precious metals. The cable salvage opportunity involves principally the recovery of copper and lead from abandoned cable previously utilized for communications purposes.  Each of these opportunities are discussed further herein.

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

Mexus Gold S.A. de C.V.

Effective March 31, 2011, we have acquired Mexus Gold S.A. de C.V. We begun funding the operations in Mexico and have begun shipping equipment to the mining sites.  In addition, we have begun shipping raw materials from the mining areas for bulk processing and further analysis. We have also initiated an exploration drilling program to further identify the extent of the possible reserves now identified.

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

Other Exploration Properties

Our Other Exploration Properties consist of the following:

Mining Properties located in the state of Nevada

Lida Mining District

We have entered into agreements on lands located in Esmeralda County, Nevada. We hold an option on 150 acres of patented lands, 14 mining claims and two mill sites with water rights. We have also staked additional claims as a result of our initial geological evaluations.  On July 9, 2011, we entered into an Agreement to extend the option period until July 7, 2012.

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

The previous Engineering reports mentioned are reported to us as covering only one third of the patented property. Additional patented claims have been included in the option agreement representing approximately 100 acres. The additional lands have no current geological evaluation, however, there are historical reports prior to 1939.

Mining Properties Located in Mexico

The following properties are located in Mexico and owned by Mexus Gold S.A. de C.V., our wholly owned subsidiary:

Caborca Project

On January 5, 2011, Mexus Gold Mining S.A. de C.V. entered into a Purchase Agreement to purchase the Caborca Project.  The Caborca Project consists of 7,400 acres (3,000 hectares) about 50 kilometers northwest of the City of Caborca, Sonora State, Mexico. The Caborca Project lies on claims filed by the owners of the Santa Elena Ranch, which controls the surface rights over the project claims. The claims lie near 112o 25' W, 31o 7.5" N. These claims were visited near the end of January, 2011.  On or about July 11, 2011, we acquired five additional claims surrounding the Caborca Project consisting of approximately 1,000 additional acres.

We have been unable to locate geologic maps of the area from the Government Geological Survey. However, pursuant to our investigation of the project, the claims were found to be underlain by an igneous complex. The rocks observed included many types of granitic rocks, exhibiting porphyrytic textures, gneissic and equigrannular textures. Quartz was variable. At times quartz "eyes" were observed, that is porphyrytic quartz which many workers consider to be indicative of a porphyry environment. In other localities, no quartz was evident. When no quartz was present, the rock was equigrannular. Quartz veining was evident throughout the claim group. A mine was developed along a major quartz vein, called the Julio 2 Mine with the vein being called the Julio Vein.

There are multiple exploration targets on the Caborca Project.  The two most important are the quartz stockwork zone and the Julio vein system.  The first target will be the quartz stockwork zone. At least four drill holes are expected to be drilled in this zone to test the mineral potential of this area. Additional holes will be completed to test the Julio vein system.

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

As of the date of this report, we have obtained all necessary permits to begin operations and as of June 30, 2011, we have completed the bypass water channel around the 8 brothers mine. All necessary milling equipment for the 8 brothers mine in now complete and ready to be shipped to Mexico to begin operations.

370 Area

This zone is composed of a sedimentary sequence (limestone, quartzite, shale) intruded by dacite and diorite as well as rhyolite. The dacite exhibits argillic alterations as well as silicification (quartz veins). The entire area is well oxidized on the surface. This is an area of classic disseminated low grade gold and silver mineralization. Surface grab sample assays show 0.14 grams per ton to as high as 29.490 grams per ton gold. This area is an important area for potentially defining an open pit heap leach project.

El Scorpion Project Area

This area has several shear zones and veins which show copper and gold mineralization’s. Recent assays of a 84’ drill hole shows 1.750% per ton to .750% per ton of copper and 3.971 grams per ton to 0.072 grams per ton of gold. Another assay of rock sample from the area shows greater than 4.690% per ton copper. This land form distribution appears to be synonymous to the ideal porphyry deposit at Baja La Alumbrera, Argentina.

Los Laureles

Los Laureles is a vein type deposit mainly gold with some silver and copper. Recent assays from grab samples show gold values of 67.730 grams per ton gold, 38.4 grams per ton silver, 2,800 grams per ton copper.

As of the date of this Report, we have opened up old workings at the Los Laureles claim and have discovered a gold carrying vein running north and south into the mountain to the south.

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

On July 8, 2010, the Company entered into a Project Management Agreement with Powercom Services, Inc., a Georgia corporation, to provide the necessary capital so Mexus can proceed with the first phase of our Cable Recovery in Alaskan waters.

Mexus President/CEO Paul Thompson along with Ken Setter, the person in charge of the Alaska sub-marine cable project for Mexus, just returned from a two week trip to Alaska to verify the cable locations in Alaska waters culminating in the execution of the contract which will fund Mexus through its first barge load sale of cable.

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

In addition, we have now located additional submarine cable in Washington State waters with our special survey equipment and we are awaiting cooperation from Washington State to pull the cable.

Employees

Mexus Gold US has no employees at this time. Consultants with specific skills are utilized to assist with various aspects of the requirements of activities such as project evaluation, property management, due diligence, acquisition initiatives, corporate governance and property management.  If we complete our planned activation of the Nichols Property Exploration and Drilling Program, Cable Salvage Operations and operations of the Mexican mining properties, our total workforce will be approximately 30 persons.  Mr. Paul  D. Thompson is our sole officer and director.

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

Item 1A.  Risk Factors

    An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors and the other information in this annual report before investing in our common stock.  Our business and results of operations could be seriously harmed by any of the following risks.

Risks Relating to Our Company

We are at an early stage of production and have minimal operating history as an independent company. Our future revenues and profits are uncertain and our auditors have expressed substantial doubt on the ability of the Company to continue as a going concern

We are an exploration stage venture with minimal operating history as an independent company. There is no certainty that we will consistently produce revenue or consistently operate profitably or provide a return on investment in the future. If we are unable to consistently generate revenues or profits, investors might not be able to realize returns on their investment in our common stock or keep from losing their investment.  Our auditors have expressed substantial doubt on the Company’s ability to continue as a going concern.

The estimation of the ultimate recovery of gold and silver is subject to variation, subjective, and requires the use of various techniques. Actual recoveries can be expected to vary from estimations.

We estimate the ultimate recovery of gold and silver from our projects.  The actual amount recovered are not determined until a third-party smelter determines final ounces of gold and silver available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate. Due to the complexity of the estimation process and the number of steps involved, among other things, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition and results of operations.

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

In the ordinary course of business we are required to obtain and renew governmental permits for our operations. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings.  The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control including the interpretation of applicable requirements implemented by the permitting authority. We may not be able to obtain or renew permits that are necessary to our operations, or the cost to obtain or renew permits may exceed our estimates. Failure to comply with applicable environmental and health and safety laws and regulations may result in injunctions, fines, suspension or revocation or permits and other penalties. There can be no assurance that we have been or will at all times be in full compliance with all such laws and regulations and with our environmental and health and safety permits or that we have all required permits. The costs and delays associated with compliance with these laws, regulations and permits and with the permitting process could stop us from proceeding with the operation or development of  our projects or increase the costs of development or production and may materially adversely affect our business, results of operations or financial condition.

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

Our principal assets are gold reserves and mineralized material. We intend to attempt to acquire additional properties containing gold reserves and mineralized material. The price that we pay to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. Our potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale or joint venture of some of these properties. The value of these gold reserves and mineralized material, and the value of any potential gold production there from, will vary in proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond our control, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns, world supply of gold and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect our asset values, cash flows, potential revenues and profits.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has traded over the counter and has been quoted on the Over-The-Counter Bulletin Board on or about March 2009. The stock currently trades under the symbol "MXSG.OB." The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years, so far as information is reported, as quoted on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High $	Low $

For the Fiscal Year Ended March 31, 2011

First Quarter ended March 31, 2011	0.28	0.21
Second Quarter ended December 31, 2010	0.37	0.21
Third Quarter ended September 30, 2010	0.30	0.03
Fourth Quarter ended June 30, 2010	0.05	0.02

For the Fiscal Year Ended March 31, 2010

Fourth Quarter ended March 31, 2010	0.13	0.03

 As of June 28, 2011, we have 37,765,693 shares of free trading common stock and 124,153,357 restricted stock issued and outstanding and the closing price of our common stock was $0.195.

           Holders

At of the date of this report, we have approximately 179 holders of record of our common stock.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this annual report.  This annual report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this annual report.

The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Critical Accounting Policies

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $416,415 and $66,537 as of March 31, 2011 and 2010, respectively.  Equipment under construction at March 31, 2011 comprises Cone 1709, Crusher, Hopper, Hydraulic Drum 12YD, Jaw Crusher 1209, Serge Tank 6144, Automated Cable Puller, Trailer Drill, Skid Mounted Mill, Roaster, Earth Moving and Other Mining Equipment.

Mineral Property Costs

Under US GAAP mineral property acquisition costs are ordinarily capitalized when incurred using FASB ASC Topic 805-20-55-37, whether Mineral Rights are Tangible or Intangible Assets. The carrying costs are assessed for impairment under ASC Topic 360-36-10-35-20, Accounting for Impairment or Disposal of Long- Lived Assets whenever events or changes in circumstances indicate that the carrying costs may not be recoverable.

The company also evaluates the carrying value of acquired mineral property rights in accordance with ASC Topic 930-360-35-1, Mining Assets: Impairment and Business Combinations, using the Value Beyond Proven and Probable (VBPP) method. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals.

When we have capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. Additionally, we expense as incurred, all maintenance and exploration property costs.  No impairment of mineral property costs have been recorded for the years ended March 31, 2011, and 2010.

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2010, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

Revenue Recognition

We recognize revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists between the Company and our customer(s); (2) services have been rendered;,(3) our price to our customer is fixed or determinable; and (4) collectability is reasonably assured.

Stock-based compensation

We record stock based compensation in accordance with the guidance in ASC Topic 718 which requires us to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method.   We recognize the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2011 and 2010 and for the period from September 18, 2009 (exploration stage entry) through March 31, 2011. All amounts herein are in U.S. dollars.

Year Ended March 31, 2011 Compared with the Year Ended March 31, 2010 and September 18, 2009 (exploration Stage Entry) through  March 31, 2011

We had a net loss during the year ended March 31, 2011 of $1,832,759 compared to a net loss of $965,711 during the same period in 2010.  We had a cumulative net loss of $2,791,336 for the period from September 18, 2009 (exploration Stage Entry) through March 31, 2011.  These increases in net loss are attributable to the change of  our business direction to pursue opportunities in the mining and salvage industry.

Revenue

For the year ended March 31, 2011, we had revenues of $21,000 compared to $10,043 for the year ended March 31, 2010.  We recorded revenues of $21,000 for the cumulative period from September 18, 2009 (Exploration Stage Entry) through March 31, 2011.  The revenues of $21,000 for the year ended March 31, 2011, are the first revenues we have received from our mining and salvage operations.

Operating Expenses

Total operating expenses increased to $1,831,007 during the year ended March 31, 2011, compared to $965,711 for the year ended March 31, 2010.  Total operating expenses for the period from September 18, 2009 (exploration stage entry) through March 31, 2011 were $2,798,471.  The increase in operating expenses for each of these periods was due to our expansion into the mining industry through the exploration activities of its properties and administration costs.  In addition, we have had substantial expenses relating to its submarine cable salvage operations.

Other Income (Expense)

We incurred $29,133 of interest expense during the year ended March 31, 2011 compared to $888 during the same period in 2010. The increase is attributable to the our borrowings during the year ended March 31, 2011 to further and establish its operations.

Liquidity and Capital Resources

At March 31, 2011, we had cash of $109,142 compared to $1,022 at March 31, 2010.  This increase in cash is primarily due to issue of note payable, advances from Powercom Services Inc. and issuance of our common stock.

Our equipment increased to $913,048 at March 31, 2011, compared to $89,367 at March 31, 2010. Of this amount, $811,397 was spent for a barge and tug boat for our cable pulling operations off the Alaskan coast.

Equipment under construction increased to $416,415 at March 31, 2011, compared to $66,537 at March 31, 2010.  The increase is due to the construction of an automated cable puller and equipment in Mexico during fiscal 2011. Our equipment under construction represents our process of fabricating and modifying equipment relating to mining and salvage operations.  We anticipate equipment under construction will be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Our mineral properties increased to $451,569 at March 31, 2011, compared to $29,751 at March 31, 2010.

Total assets increased to $1,896,158 at March 31, 2011, compared to $186,677 at March 31, 2010.  The majority of the increased assets related to the purchase of our tug-boat and barge during the year ended March 31, 2011.

Our total liabilities increased to $1,554,655 at March 31, 2011, compared to $191,223 as of March 31, 2010.  This total includes current liabilities of $1,360,513 and long-term liabilities of $194,142 as of March 31, 2011.  At March 31, 2010, current liabilities totaled $165,448 and long-term liabilities totaled $25,775.

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

Future goals

Now that we have obtained the necessary permits to begin mining operations in Mexico, our goal is to put the Ocho Hermanos into production as of July, 2011.  Our bypass is complete and we have the necessary equipment to start mining operations. First, we will remove the over burden and prepare the pit for excavation.  We estimate that it will take 30 to 45 days to remove the overburden down to the ore deposit. Our milling equipment is complete and is awaiting importing into Mexico.  Mexus expects by the time the overburden is removed, that the equipment will be in place to start processing the ore.

We have also begun our cable salvage operation in Alaska and the state of Washington and plan on continuing salvage operations in early spring weather permitting.  We also intend to acquire a large vessel to begin cable salvage operations in open waters.

In the next 12 months, our goal is to begin mining operations in Mexico and to continue our cable salvage operations in Alaska and along the west coast of the United States.

Foreign Currency Transactions

The majority of our operations are located in United States and most of our transactions are in the local currency.  We plan to continue exploration activities in Mexico and therefore we will be exposed to exchange rate fluctuations.  We do not trade in hedging instruments and a significant change in the foreign exchange rate between the United States Dollar and Mexican Peso could have a material adverse effect on our business, financial condition and results of operations.

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

We currently do not utilize sensitive instruments subject to market risk in our operations.

Item 8.   Financial Statements and Supplementary Data.

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2011, the Company's internal control over financial reporting was not effective.

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

Management has not identified any change in our internal control over financial reporting in connection with its evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On July 8, 2010, we entered into a Project Management Agreement with Powercom Services, Inc., a Georgia corporation, to provide the necessary capital so the Company can proceed with the first phase of its Cable Recovery in Alaskan waters.

Mexus President/CEO Paul Thompson along with Ken Setter, the person in charge of the Alaska sub-marine cable project for Mexus, just returned from a two week trip to Alaska to verify the cable locations in Alaska waters culminating in the execution of the contract which will fund Mexus through its first barge load sale of cable.

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

Approximately 100 miles northwest of Ketchikan Alaska, the tug and barge successfully tested the equipment and crew, and lifted approx. 30 tons of cable.

The Company’s objective is to be pulling cable by mid August and begin delivery prior to the end of September.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this registration statement, the name, age and position of our sole director/executive officer.

NAME	AGE	POSITION

Paul D. Thompson	70	President Chief Executive Officer Chief Financial Officer Principle Accounting Officer Secretary Director

The background of our sole director/executive officer is as follows:

Paul D. Thompson

Mr. Paul D. Thompson is our sole director and officer acting in the capacity of Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Thompson is 70 years old and has been involved in mining and the construction of mining equipment since 1959.  Past mining companies which Mr. Thompson has established and operated include:  Thompson Mining Corp. which developed mining and milling prospects; Thompson Yellow Jacket Mining which performed underground mining and milling; and Golden Eagle Mining Corp. which performed drilling and exploration.  Mr. Thompson’s past mining activities include the Centennial Mine Project; the Otter Creek (placer) Project; and the "Big Hole" project on the Cosumnes River all located in El Dorado County, California.  In addition, during the late 1980’s Mr. Thompson successfully developed the Crystal Caves Mobil Home Park in South El Dorado County.  In Virginia City, Nevada, Mr. Thompson constructed a fully operating 1860's style 2 stamp mill for crushing and processing gold as an ongoing business to educate people on how gold was historically processed.  Currently, Mr. Thompson and his son, run Paul's Water Trucks which manufactures water trucks for the construction industry.  In addition, for the past three years, Mr. Thompson has been conducting mineral exploration in Sonora, Mexico resulting in the acquisition of approximately 9,000 hectares of claims and six mining concessions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2011, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Paul D.Thompson	2011	0	0	0	0	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2010	0	0	0	0	0	0	0	0

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 161,919,050 issued and outstanding shares of our common stock as of July 13, 2011, by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Paul D. Thompson (1)	80,241,675(2)	49%

All Officers and Directors as Group	80,241,675	49%

Total	80,241,675	49%

(1)           1805 N. Carson Street, Suite 150, Carson City, NV 89701.
(2)           Includes 24,677,903 shares held by Mr. Thompson individually, 42,500,000 shares held by TaurusGold, Inc., 12,650,000 shares held by Mexus Gold Mining S.A. C.V. and 413,772 shares held byMexus Gold International

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this registration statement and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this registration statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On October 16, 2009, the Company acquired an eight (8) month option, with a six (6) month extension, to purchase certain patented and unpatented mining claims situated in Esmeralda County, Nevada, United States.  The option price was 250,000 restricted shares of the Company’s common stock.  The exercise price of the option is five million dollars ($5,000,000) payable in installments of both cash and restricted shares of the Company’s common stock. The approximate dollar value of the amount involved in the transaction is unknown. On July 9, 2011, we entered into an Agreement to extend the option period until July 7, 2012.

Transactions with Promoters

None.

Item 14. Principal Accounting Fees and Services.

Appointment of Auditors

Our Board of Directors selected De Joya Griffith & Company, LLC (“De Joya”)as our auditors for the years ended March 31, 2010 and 2011.

Audit Fees

De Joya billed us $ 0  in audit fees during the year ended March 31, 2010.

De Joya billed us $ 5,000 in audit fees during the year ended March 31, 2010.

Audit-Related Fees

            We did not pay any fees to De Joya for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2010 and 2011.

Tax and All Other Fees

We did not pay any fees to De Joya for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2010 and 2011.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by De Joya  and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2010 and March 31, 2011, and for the year then ended, none of the hours expended on De Joya’s engagement to audit those financial statements were attributed to work by persons other than De Joyas full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2011 and 2010

Statements of Operations for the years ended March 31, 2011 and 2010 and from September 18, 2009 to March 31, 2011

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2011 and 2010 and from September 18, 2009 to March 31, 2011

Statements of Cash Flows for the years ended March 31, 2011 and 2010 and from September 18, 2009 to March 31, 2011

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

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer Chief Financial Officer Principal Accounting Officer President Secretary Director	July 13, 2010

DeJoya Griffith & Company, LLC
Certified Public Accountants and Consultants

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Mexus Gold US, Inc.

We have audited the accompanying consolidated balance sheets of Mexus Gold US, Inc. (An Exploration Stage Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended March 31, 2011 and 2010 and the period from re-entry into exploration stage (September 18, 2009) to March 31, 2011. Management is responsible for these financial statements. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mexus Gold US, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years ended March 31, 2011 and 2010 and the period from re-entry into exploration stage (September 18, 2009) to March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
July 13, 2011

_____________________________________________________________________________________
2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Audited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Audited)
	March 31, 2011	March 31, 2010
ASSETS
CURRENT ASSETS
Cash	$109,142	$1,022
Prepaid and other assets	5,984	-
TOTAL CURRENT ASSETS	115,126	1,022

FIXED ASSETS
Equipment, net of accumulated depreciation	913,048	89,367
TOTAL FIXED ASSETS	913,048	89,367

OTHER ASSETS
Equipment under construction	416,415	66,537
Mineral properties	451,569	29,751
TOTAL OTHER ASSETS	1,781,032	96,288

TOTAL ASSETS	$1,896,158	$186,677

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$53,805	$5,205
Accounts payable – related party	86,675	21,600
Advance from Powercom Services Inc.	800,000	-
Capital lease	-	24,225
Notes payable	347,000	36,000
Notes payable - related party	71,893	34,434
Loan payable	1,139	-
Deferred gain on equipment sale	-	43,984
TOTAL CURRENT LIABILITIES	1,360,513	165,448

LONG TERM LIABILITIES
Capital lease, net of current portion	-	25,775
Notes payable, net of current portion	156,000	-
Loan payable, net of current portion	38,142	-
TOTAL LONG TERM LIABILITIES	194,142	25,775
TOTAL LIABILITIES	1,537,067	191,223

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
10,000,000 shares of preferred stock, no par value, nil issued and outstanding	-	-
500,000,000 shares of common stock, $0.001 par value per share
Issued and outstanding
161,137,595 shares of common stock (144,667,679 March 31, 2010)	161,118	144,668
Additional paid in capital	3,335,893	1,308,778
Share subscriptions payable	155,245	20,000
Accumulated deficit	(512,281)	(512,281)
Accumulated deficit during the exploration stage	(2,798,471)	(965,711)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	341,503	(4,546)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,896,158	$186,677

The accompanying notes are an integral part of these financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

			Cumulative results
			from
	Year ended	Year ended	September 18, 2009 to
	March 31, 2011	March 31, 2010	March 31, 2011
REVENUES

Revenues	$21,000	$10,043	$21,000
Total revenues	21,000	10,043	21,000

EXPENSES
General and administrative	1,040,220	122,987	1,135,644
Exploration costs	170,124	97,530	267,654
Stock-based compensation	620,663	746,859	1,387,413
Total expenses	1,831,007	976,882	2,790,711

Loss from operations	(1,810,007)	(966,839)	(2,769,711)

OTHER INCOME (EXPENSE)
Interest expense	(29,132)	(888)	(30,020)
Gain on sale of equipment	6,380	2,016	8,396
Total other income (expense)	(22,752)	1,128	(21,624)

NET LOSS	$(1,832,760)	$(965,711)	$(2,791,336)

BASIC LOSS PER COMMON SHARE
	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC

	152,341,689	111,328,183

The accompanying notes are an integral part of these financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended March 31, 2011 and 2010
(Audited)

							Deficit
	Common Stock		Additional	Share			Accumulated
	Number of		Paid-in	Subscription	Accumulated		During
	shares	Amount	Capital	Payable	Deficit		Exploration	Total

Balance, March 31, 2009	136,505,000	$136,505	$-	$-	$(641,305)	$		$(504,846)

Forgiveness of debt by related party	-	-	411,102	-			-	411,102
Cancellation of shares	129,025,000	(129,025)	-	-	129,025		-	-
Shares issued for services	12,334,000	12,334	734,525	-			-	746,859
Shares issued for equipment	40,213,846	40,214	27,587	-			-	67,800
Shares issued for cash	44,389,833	44,390	175,564	-			-	220,000
Shares issued for options on mineral properties	250,000	250	-	-			-	250
Shares issued to Mexus Gold Mining S.A. de C.V.	40,000,000	40,000	2,180,000	-			-	2,220,000
Deemed Distribution to Mexus Gold Mining S.A. de C.V.	-	-	(2,220,000)	-			-	(2,220,000)
Share subscription payable	-	-	-	20,000			-	20,000
Net loss	-	-	-	-			(965,711)	(965,711)
Balance, March 31, 2010	144,667,679	$144,668	$1,308,778	$20,000	$(512,281)		$(965,711)	$(4,546)

Shares issued for services	5,337,500	5,338	607,075	-			-	612,413
Shares issued for equipment	2,781,464	2,781	321,170	-			-	323,951
Shares issued for cash	6,830,952	6,831	819,869	-			-	826,700
Shares issued for options on mineral properties	1,500,000	1,500	259,000	-			-	260,500
Share subscription payable	-	-	-	135,245			-	155,245
Net loss	-	-	-	-			(1,832,760)	(1,832,760)
Balance, March 31, 2011	161,137,595	$161,118	$3,335,893	$155,245	$(512,281)		$(2,798,471)	$341,503

The accompanying notes are an integral part of these financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	Year ended	Year ended	Cumulative results from September 18, 2009
	March 31, 2011	March 31, 2010	to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,832,760)	$(965,711)	$(2,756,858)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	95,050	3,183	98,233
Gain on sale of equipment	(6,380)	(2,016)	(8,396)
Stock-based compensation	612,413	746,859	1,367,413
Stock issued for interest	3,000	-	3,000

Decrease (increase) in accounts receivable	-	(1,240)	-
Decrease (increase) in prepaid and other assets	(5,984)		(18,892)
Decrease (increase) in inventory	-	1,901	-
Increase (decrease) in accounts payable and accrued liabilities	106,410	17,366	99,727
NET CASH USED IN OPERATING ACTIVITIES	(1,028,251)	(199,658)	(1,215,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(661,147)	(11,250)	(672,397)
Equipment under construction	(253,068)	(30,537)	(283,605)
Mineral properties	(141,318)	(29,501)	(170,819)
Sale of equipment	-	50,000	50,000
NET CASH USED IN INVESTING ACTIVITIES	(1,055,533)	(21,288)	(1,076,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	467,000	32,500	499,500
Advances from related party	37,459	30,990	62,086
Advance from Powercom Services Inc.	800,000	-	800,000
Payment on convertible note	-	(85,000)	-
Proceeds from issuance of common stock	776,700	220,000	911,700
Share subscriptions payable	110,745	20,000	123,745
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,191,904	218,490	2,397,031

NET INCREASE IN CASH	108,120	(2,456)	104,437

CASH, BEGINNING OF PERIOD	1,022	3,478	4,705

CASH, END OF PERIOD	$109,142	$1,022	$109,142

Supplemental cash flow information and noncash financing activities:
Shares for equipment and mineral properties	$601,452	$68,050	$759,048
Shares issued to pay capital lease liability	$50,000	$-	$50,000
Forgiveness of convertible debt by related party	$-	$411,102	$-
Forgiveness of note payable by related party	$-	$21,102	$-
Deferred gain on equipment	$-	$46,000	$46,000
Stock payable for equipment purchase	$31,500	$-	$31,500
Loan for equipment	$39,546	$3,500	$43,046
The accompanying notes are an integral part of these financial statements

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

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

Restated Financial Data

Subsequent to the filing of the Company’s annual report on Form 10-K for the year ended March 31, 2010, management of the Company identified errors resulting in the overstatement of  the assets for exploration costs included in deferred costs and the understatement of assets and expenses for shares in common stock issued for equipment and services, respectively. As a result, the Company has restated certain amounts in the accompanying consolidated financial statements to correct errors in previously reported amounts as described in Note 4, “Restatement of Previously Issued Financial Statements.”

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $519,416 and an accumulated deficit since entry into the exploration stage of $2,791,336 at March 31, 2011. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The Company is dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plans to raise necessary funds through a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully operate its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation as a going concern is dependent upon the ability of the Company to meet our obligations on a timely basis, and, ultimately to attain profitability.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

These accounting policies conform to accounting principles generally accepted in the United States of America and are presented in U.S. dollars. The Company’s fiscal year end is March 31.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and a controlled subsidiary, Mexus Gold Mining, S.A. de C.V. (“Mexus Gold Mining). Significant intercompany accounts and transactions have been eliminated.  On October 20, 2009, the Company entered into a 180 day option agreement with Mexus Gold Mining, pursuant to which the Company acquired the right to acquire 99% of the capital stock of Mexus Gold Mining, S.A. The option price is 20 million restricted shares of the Company’s common stock and the exercise price is 20 million restricted shares of the Company’s common stock. The agreement is conditioned upon Mexus Gold Mining, obtaining an audit of its financial records by public accountants acceptable to the standards required for financial reporting purposes in the United States of America. The term of the option may be extended by the Company for such reasonable time as is required by Mexus Gold Mining, to complete its audit.  On November 16, 2010, the Company purchased the option by issuing 20 million of its restricted shares and on February 11, 2010 the Company exercised the option by issuing 20 million its restricted shares thereby acquiring 99% of the capital stock of Mexus Gold Mining   The shareholder of Mexus Gold Mining, prior to its acquisition, was Paul Thompson Sr., the sole officer and director of Mexus Gold US.  As such, the acquisition is accounted for as a common control transaction under Accounting Standards Code ("ASC") 805-50. No new basis of accounting was established upon acquisition and the Company carried forward the carrying amounts of assets and liabilities that were contributed.

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

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight line basis over their expected useful lives as follows (see Note 6):

Mining tools and equipment       7 years
Watercraft                                      7 years
Vehicles                                          3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $416,415 and $66,537 as of March 31, 2011 and 2010, respectively.  Equipment under construction at March 31, 2011 comprises Cone 1709, Crusher, Hopper,  Hydraulic Drum 12YD, Jaw Crusher 1209, Serge Tank 6144,  Automated Cable Puller, Trailer Drill, Skid Mounted Mill, Roaster,  Earth Moving and Other Mining Equipment.

Mineral Property Costs

Under US GAAP mineral property acquisition costs are ordinarily capitalized when incurred using FASB ASC Topic 805-20-55-37, Whether Mineral Rights are Tangible or Intangible Assets. The carrying costs are assessed for impairment under ASC Topic 360-36-10-35-20, Accounting for Impairment or Disposal of Long-Lived Assets whenever events or changes in circumstances indicate that the carrying costs may not be recoverable.

The Company also evaluates the carrying value of acquired mineral property rights in accordance with ASC Topic 930-360-35-1, Mining Assets: Impairment and Business Combinations, using the Value Beyond Proven and Probable (VBPP) method. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals.

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. Additionally the Company expenses as incurred all maintenance and exploration property costs. No impairment of mineral property costs have been recorded for the years ended March 31, 2011 and 2010.

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. of the fair value of the assets or liabilities.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to a related party, advances, notes payable, loan payable and other payables.

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of cash, accounts payable and accrued liabilities, amounts due to a related party, advances, and other payables approximate their current fair values because of their nature and respective relatively short maturity dates or durations. Notes payable and loan payable approximate current fair value because interest is payable at market rates.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of March 31, 2011 as follows:

Fair Value Measurement Using
	Quoted Prices in Active Markets For Identical Instruments (Level 1) $	Significant Other Significant Observable Inputs (Level 2) $	Unobservable Inputs (Level 3) $	Balance March 31, 2011 $
Assets:	-	-	-	-
Cash	109,142	-	-	109,142

Foreign currency transactions are primarily undertaken in Mexican Pesos. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Mexican Pesos. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2011 and 2010, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2011 and 2010, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Recently Issued Accounting Pronouncements

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

4.	MINERAL PROPERTIES AND EXPLORATION COSTS

The following is a continuity of mineral property acquisition costs capitalized on the consolidated balance sheet:

	Balance September 18, 2009 $	Cash Payments $	Stock-Based Payments $	Balance March 31, 2010 $	Cash Payments $	Stock-Based Payments $	Balance March 31, 2011 $

Lida Mining District (a)	-	4,101	250	4,351	5,650	110,000	120,001
Ures (b)	-	25,400	-	25,400	85,468	-	110,868
Corborca (c)	-	-	-	-	50,200	170,500	220,700

	-	29,501	250	29,751	141,318	280,500	451,569

The following is a continuity of exploration costs expensed in the consolidated statement of operations:

	Balance September 18, 2009 $	Cash Payments $	Stock-Based Payments $	Balance March 31, 2010 $	Cash Payments $	Stock-Based Payments $	Balance March 31, 2011 $

Lida Mining District (a)	-	-	-	-	-	-	-
Ures (b)	-	97,530	-	97,530	110,750	-	110,750
Corborca (c)	-	-	-	-	59,374	-	59,374

	-	97,530	-	97,530	170,124	-	170,124

(a)	Lida Mining District, Esmeralda County, Nevada

On September 21, 2009, the Company entered into an agreement on lands located in Esmeralda County, Nevada. The Company holds an option on 150 acres of patented lands, 14 mining claims and two mill sites with water rights. The Company also staked additional claims as a result of our initial geological evaluations.  On June 4, 2010, the optionor granted the Company an extension of the option until June 3, 2011. In consideration for extending the option, the Company paid $5,000 and 500,000 shares of common stock of the Company valued at $0.187 per share or $110,000.

(b)	Ures, Sonora, Mexico

On May 25, 2010, the Company entered into a Mineral Exploration and Mining Lease with Option to Purchase with the owner of four mining claims (i) Ocho Hermanos (ii) 370 Area (iii) El Scorpion (iv) Los Laureles located at Ures, Sonora, Mexico.  For an initial exploration and drilling term up to June 30, 2011, the Company agreed to pay a monthly lease payment of $5,000 and a production royalty of 3% of the net smelter returns.  The Company has the option to purchase the mining claims payable, year 1 - $200,000, year 2 - $300,000, year 3 - $400,000 and year 4 - $2,100,000 for a total of $3,000,000. These property rights are owned by Mexus Gold S.A. de C.V.

(c)	Corborca, Sonora, Mexico

On January 5, 2011, the Company entered into a Mineral Exploration, Exploitation and Mining Concession Purchase Agreement for two mining properties (i) Julio II (ii) Martha Elena located in the municipality of Caborca, Sonora, Mexico.  The purchase price of these rights are (a) $50,000 cash (b) 1,000,000 shares of common stock of Mexus Gold US (c) $2,000,000 paid at a rate of 40% net smelter royalty. The term of the agreement is terminated at the option of the Company. These property rights are owned by Mexus Gold S.A. de C.V.

5.	EQUIPMENT

	Cost $	Accumulated Depreciation $	March 31, 2011 Net Book Value $	March 31, 2010 Net Book Value $

Mining tools and Equipment	181,293	12,785	122,508	84,096
Watercraft	854,747	80,770	773,977	-
Vehicles	18,292	1,729	16,563	5,271

	1,054,332	95,284	913,048	89,367

6.	ACCOUNTS PAYABLE – RELATED PARTIES

During the years ended March 31, 2011 and 2010, the Company incurred rent expense payable to Paul D. Thompson, the sole director and officer of the Company, of $40,800 and $12,000, respectively.  At March 31, 2011 and 2010, $46,400 and $12,000 for this obligation is outstanding.

At March 31, 2011 and 2010, the Company has an outstanding payable balance for rent due to G.K.’s Gym, Inc. of $9,600, which is owned by the parents of Philip E. Koehnke, the former majority shareholder of the Company.

At March 31, 2011, the Company has an outstanding obligation of $24,637 due to Philip E. Koehnke APC, the former majority shareholder of the Company, for legal fees.

At March 31, 2011, the Company has an outstanding obligation $6,038 due to Philip E. Koehnke, the former majority shareholder of the Company, related to an asset purchase agreement.

7.	ADVANCE FROM POWERCOM SERVICES INC.

On July 8, 2010, the Company entered into a Project Management Agreement with Powercom Services, Inc (“Powercom”). Pursuant to the terms of the Agreement, Powercom will assist the Company with cable salvaging operations and receive a percent of the profit from the sale of the salvaged cable. In addition, Powercom has agreed to loan the Company up to $800,000 for the administration and development of the cable salvaging project. As of March 31, 2011 Powercom has advanced to the Company a total of $800,000. Under the terms, the advance is required to be paid in full without interest out of the proceeds from the first shipment of cable brought to port by the Company. The advances are for the purpose of funding the installation and cable pulling apparatus on the cable recovery barge operated by the Company.

8.	NOTES PAYABLE

On September 30, 2009, March 15, 2010 and June 25, 2010 the Company entered into unsecured loan agreements with Francis Stadelman in the amounts of $10,000, $8,000 and $5,000 with interest payable of 8%, 6.5% and 10%, respectively, which were due in six months. The Company has not made the scheduled payments on these notes and is in default.

On December 22, 2009, the Company entered into an unsecured promissory note agreement with Mr. Williams in the amount of $7,500 with interest payable at 8% per annum and due on demand.

On February 16, 2010, the Company entered into an unsecured promissory note agreement with Martin Wisby in the amount of $3,000 with interest payable at 8% per annum and due on demand.

On February 16, 2010, the Company entered into unsecured promissory note agreement with William McCreary in the amount of $2,500 with interest payable at 8% per annum and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note.

On February 22, 2010, the Company entered into an unsecured demand note agreement with Roy Riley in the amount of $5,000 which is due on demand and without interest.

On August 26, 2010, the Company entered into an unsecured note payable agreement with Brian Farcy in the amount of $150,000 with interest payable at 4.5 % per annum and monthly principal payments of $3,000 commencing October 1, 2010. As of March 31, 2011 the Company has made $18,000 in payments towards principal on this note and $132,000 was outstanding.

On September 1, 2010, the Company entered into an unsecured promissory note agreement with Island Tug & Barge Co. in the amount of $240,000 with interest payable at 6% per annum and four payments of $60,000 plus accrued interest due on March 1, 2011, September 1, 2011, March 1, 2012 and September 1, 2012. As of March 31, 2011 the Company has made a payment $60,000 towards principal and $180,000 was outstanding.

On October 6, 2010, the Company entered into an unsecured loan agreement in the amount of $100,000 with William McCreary, interest payable at 6.5% per annum and due on October 6, 2011. This note may be repaid in Company stock or cash, at the option of the note holder.

On February 18, 2011, the Company entered into an unsecured promissory note agreement to Lorna D. Seals in the amount of $50,000 with interest at 8% per annum payable monthly and principal due on January 17, 2012.

9.	NOTES PAYABLE – RELATED PARTY

These notes are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company during the years ended March 31, 2011 and 2010 and are due to Paul D. Thompson, the sole director and officer of the Company.

10.	LOAN PAYABLE

On January 25, 2011, the Company entered into an agreement to purchase a vessel for $45,866 payable in $1,000 in cash, 22,727 shares of common stock of the Company valued at $5,341 and 172 month payments of $483 with no stated interest rate.  The agreement to facilitate the purchase is contracted at an interest rate substantially below market rates for similar types of vessels.   Accordingly, the Company imputed a discount of $43,472 at a market interest rate of 12% in accordance FASB ASC 835, “Interest”.

11.	CAPITAL LEASE

On December 9, 2009, the Company entered into a sale-leaseback arrangement with Francis and Alice Stadelman, shareholders of the Company, Trustees of the Stadelman Revocable Living Trust in which it sold equipment for $50,000 and immediately leased it back for 24 months. The equipment is one Komatsu Dozer Driller. In November of 2010, before any lease payments were made, the sale-leaseback arrangement was cancelled in exchange for the Company issuing 212,000 shares to the trust. The shares issued were valued at $0.25 per share or $53,000. The Company retained ownership of the equipment and the cash received pursuant to the original agreement. Accordingly, the Company determined that the true nature of the transaction should be reflected and restoring the equipment to its original basis and removing all effects of the capital lease that was recorded as a result of the sale-leaseback arrangement and further gains were not recognized. The net result of this transaction was an issuance of 212,000 shares for $50,000 in cash and a difference in value of $3,000 which was charged to interest expense.

12.	STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2011 and 2010:

Preferred stock, no par value; 10,000,000 shares authorized, zero shares issued and outstanding at March 31, 2011 and 2010, respectively.

Common stock, par value of $0.001 per share; 500,000,000 shares authorized: 161,137,595 and 144,667,679 shares issued and outstanding at March 31, 2011 and 2010, respectively.

Year Ended March 31, 2010

Forgiveness of Debt by Related Party
On September 2, 2009, Philip E. Koehnke, former majority shareholder of the Company, agreed to forgive a convertible note payable with a face value of $475,000 and accounts payable of $21,102 in exchange for a payment of $85,000. The gain on settlement of debt of $411,102 is recorded as an increase in additional paid-in-capital.

Cancellation of Shares of Common Stock
On September 2, 2009, Philip E. Koehnke, former majority shareholder of the Company, cancelled 129,025,000 shares of common stock.

Shares issued for services

On August 12, 2009, the Company issued 109,000 shares of common stock for services to Susie Johnson, a former officer and director, valued at $109 ($0.001 per share).

On December 11, 2009, the Company issued 11,000,000 shares of common stock for services to valued at $660,000 ($0.06 per share).

On January 11, 2010, the Company issued 1,000,000 shares of common stock for services to valued at $60,000 ($0.06 per share).

On January 21, 2010, the Company issued 125,000 shares of common stock for services to valued at $13,750 ($0.11 per share).

On February 5, 2010, the Company issued 100,000 shares of common stock for services to valued at $13,000 ($0.13 per share).

Shares issued for equipment

On December 21, 2009, the Company issued 40,000,000 shares of its common stock to Mexus Gold International, Inc., a related party, as payment for the following pieces of mining equipment:

Equipment	Serial Number	# Shares

Komatsu Dozer Drill	2NKCLL9X7FM327785	4,000,000
Cone	CONEP282S11709	22,000,000
Jaw Crusher	JAW P12X361209	8,000,000
Serge Tank	PSTF96144	3,000,000
Hydraulic Drum	HYDS12YD	3,000,000

Paul D. Thompson, the sole director and officer, of Mexus Gold US is the majority shareholder of Mexus Gold International, Inc. The equipment was valued at $40,000 ($0.001 per share).

On February 5, 2010, the Company issued 60,000 shares of common stock for the purchase of equipment valued at $7,800 ($0.13 per share).

On February 5, 2010, the Company issued 153,846 shares of common stock for the purchase of equipment valued at $20,000 ($0.13 per share).

Shares issued for cash

On August 29, 2009, the Company entered into a $85,000 convertible promissory note agreement with Taurus Gold, Inc., a related party.  Paul D. Thompson, the sole director and officer of the Company, is the majority shareholder of Taurus Gold, Inc.  On August 23, 2009, the convertible promissory note was converted in its entirety into 42,500,000 shares of common stock of the Company ($0.002 per share).

On December 9, 2009 the Company issued 833,333 shares of common stock for $50,000 ($0.06 per share).

On December 21, 2009, the Company issued 375,000 shares of common stock for $30,000 ($0.08 per share).

On February 11, 2010 the Company issued 369,000 shares of common stock for $30,000 ($.08 per share).

On March 4, 2010 the Company issued 312,500 shares of common stock for $25,000 ($.08 per share).

Shares issued for options on mineral properties

On October 16, 2009, the Company acquired an eight (8) month option, with a six (6) month extension, to purchase certain patented and unpatented mining claims situated in Esmeralda County, Nevada, United States. The option price was 250,000 shares of the Company’s common stock. The exercise price of the option is five million dollars ($5,000,000) payable in instalments of both cash and restricted shares of the Company’s common stock. The option was valued at $250 ($0.001 per share).

Shares issued to Mexus Gold Mining S.A. de C.V.

On October 20, 2009, the Company entered into a 180 day option agreement with Mexus Gold Mining, pursuant to which the Company acquired the right to acquire 99% of the capital stock of Mexus Gold Mining, S.A. The option price is 20 million restricted shares of the Company’s common stock and the exercise price is 20 million restricted shares of the Company’s common stock. The agreement is conditioned upon Mexus Gold Mining, obtaining an audit of its financial records by public accountants acceptable to the standards required for financial reporting purposes in the United States of America. The term of the option may be extended by the Company for such reasonable time as is required by Mexus Gold Mining, to complete its audit.  On November 16, 2010, the Company purchased the option by issuing 20 million of its restricted shares and on February 11, 2010 the Company exercised the option by issuing 20 million its restricted shares thereby acquiring 99% of the capital stock of Mexus Gold Mining   The shareholder of Mexus Gold Mining, prior to its acquisition, was Paul Thompson Sr., the sole officer and director of Mexus Gold US.

The option was valued at $20,000 ($0.001 per share) and the value of the shares issued to exercise the option were valued at $2,200,000 ($0.11 per share) and recorded as a deemed distribution in the consolidated statement of stockholders’ equity (deficit).

Share Subscriptions Payable

On January 19, 2010, the Company received $10,000 in cash in exchange for a common stock payable of 250,000 shares of common stock ($0.04 per share).

On March 23, 2010, the Company received $10,000 in cash in exchange for a common stock payable of 250,000 shares of common stock ($0.04 per share).

Year Ended March 31, 2011

Shares issued for services

During the year ended March 31, 2011, the Company issued 5,337,500 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $612,413 based on the quoted market price of the shares at time of issuance.

Shares issued for equipment

During the year ended March 31, 2011, the Company issued 2,981,464 shares of its common stock to purchase equipment for an aggregate fair value of $323,952 based on the quoted market price of the shares at time of issuance.

Shares issued for cash

On April 14, 2010, the Company issued 200,000 shares of common stock for $10,000 ($0.05 per share).

On July 27, 2010, the Company issued 714,285 shares of common stock for $25,000 ($0.035 per share).

On November 16, 2010, the Company issued 250,000 shares of common stock for $10,000 ($0.04 per share).

On November 16, 2010, the Company issued 125,000 shares of common stock for $10,000 ($0.08 per share).

On November 16, 2010, the Company issued 1,666,667 shares of common stock for $50,000 ($0.03 per share).

On November 16, 2010, the Company issued 250,000 shares of common stock for $25,000 ($0.10 per share).

On January 20, 2011, the Company issued 400,000 shares of common stock for $80,000 ($0.20 per share).

On January 25, 2011, the Company issued 750,000 shares of common stock for $150,000 ($0.20 per share).

On February 16, 2011, the Company issued 500,000 shares of common stock for $100,000 ($0.20 per share) less transaction costs of $8,300.

On February 16, 2011, the Company issued 200,000 shares of common stock for $50,000 ($0.25 per share).

On February 16, 2011, the Company issued 250,000 shares of common stock for $10,000 ($0.04 per share).

On March 21, 2011, the Company issued 1,325,000 shares of common stock for $265,000 ($0.20 per share).

Shares issued for options on mineral properties

On June 4, 2010, the optionor granted the Company an extension of the option agreement to purchase mine properties located at Lida Mining District, Esmeralda County, Nevada until June 3, 2011. In consideration for extending the option, the Company paid $5,000 and issued 500,000 shares of common stock of the Company on January 20, 2011 with an aggregate fair value of $110,000 ($0.22 per share) based on the quoted market price of the shares at time of issuance.

On January 5, 2011, the Company entered into a Mineral Exploration, Exploitation and Mining Concession Purchase Agreement for two mining properties (i) Julio 2 (ii) Martha Elena located in the municipality of Caborca, Sonora, Mexico.  The purchase price of these rights are (a) $50,000 cash (b) 1,000,000 shares of common stock of Mexus Gold US (c) $2,000,000 paid at a rate of 40% net smelter royalty. In connection with this agreement, the Company issued 1,000,000 shares of common stock of the Company on January 20, 2011 with an aggregate fair value of $170,500 ($0.17 per share) based on the quoted market price of the shares at time of issuance.

Shares issued for capital lease

On December 1, 2010, the Company issued 212,000 shares of common stock, for an aggregate fair value of $53,000 ($0.25 per share) based on the quoted market price of the shares at time of issuance, to cancelled and settle in full a sale-leaseback arrangement. $50,000 was applied against the capital lease obligation and $3,000 was applied against outstanding interest payable.

Share subscription payable

On September 1, 2010, the Company incurred an obligation to issue 75,092 shares of common stock for equipment purchased with a fair value of $5,745.

On January 2, 2011, the Company incurred an obligation to issue 295,000 shares of common stock for equipment purchased with a fair value of $34,000 and for contract labor totalling $25,000.

On March 14, 2011, the Company received $10,000 in cash in exchange for a common stock payable of 50,000 shares of common stock ($0.20 per share).

On March 28, 2011, the Company incurred an obligation to issue 150,000 shares of common stock for equipment purchased with a fair value of $31,500.

On March 31, 2011, the Company received $49,000 in cash in exchange for a common stock payable of 222,727 shares of common stock ($0.22 per share).

13.	RELATED PARTY TRANSACTIONS

During the years ended March 31, 2011 and 2010, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company
Rent expense – Note 6
Notes Payable – Note 9

Mexus Gold International, Inc., majority shareholder Paul D. Thompson
Purchase of mining equipment – Note 12

Mexus Gold Mining, S.A. de C.V., majority shareholder Paul D. Thompson
Purchase of option acquire 99% of the capital stock of Mexus Gold Mining, S.A. de C.V. – Note 12

Taurus Gold, Inc., majority shareholder Paul D. Thompson
Issue of convertible promissory note – Note 12

Philip E. Koehnke, former majority shareholder of the Company
Rent expense – Note 6
Asset purchase agreement – Note 6
Legal fees – Note 6
Settlement of convertible note payable and accounts payable – Note 12
Cancellation of common stock – Note 12

14.	INCOME TAXES

       The following table presents income before taxes and income tax expense as well as the taxes charged to stockholders equity:

	Year Ended March 31, 2011 $	Year Ended March 31, 2010 $
Net loss before taxes	(1,759,962)	(985,462)
	-	-

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

	Year Ended March 31, 2011 $	Year Ended March 31, 2010 $
Expected tax expense (recovery)	(615,987)	(344,912)
Share-based payments	217,232	268,401
Change in valuation allowance	398,755	76,511

At March 31, 2011 and 2010, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $475,000 and $77,000, respectively, which may be applied against future taxable income, if any, at various times through 2031. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2011 and 2010.

The tax years 2011 and 2010 remain open to examination by the major taxing jurisdictions in which the Company operates.  The Company expects no material changes to unrecognized tax positions within the next twelve months.

15.	SUBSEQUENT EVENTS

On April 7, 2011, the Company issued 150,000 shares of common stock for the purchase of equipment valued at $35,250 ($0.235 per share).

On April 7, 2011, the Company issued 345,000 shares of common stock to satisfy obligations under share subscription agreements for cash, equipment and services valued at $59,000 included in share subscription payable in the consolidated financial statements at March 31, 2011.

On May 6, 2011, the Company issued 222,727 shares of common stock to satisfy obligations under share subscription agreements for $49,000 of cash received and included in share subscription payable in the consolidated financial statements at March 31, 2011.

On May 6, 2011, the Company issued 63,728 shares of common stock to fully pay a promissory note and accrued interest totalling $14,020.