Form 10-K/A
period 2011-03-31
Mexus Gold US
filed 2011-07-18
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Following the filing of the Form 10-K for the period ending March 31, 2011, the Registrant determined that it had inadvertently included an incorrect version of the financial statements in the version filed with EDGAR on July 14, 2011. This Amendment Number 1 to the Form 10-K is being filed to incorporate the correct version of the financial statements which had been audited by our Registered Independent Certified Public Accounting Firm resulting in corrections to additional paid-in capital, accumulated deficit and accumulated deficit during exploration stage in the consolidated balance sheets as of March 31, 2011 and 2010 including the corresponding corrections to the consolidated statement of stockholders’ equity (deficit) and cash flows for the years ended March 31, 2011 and 2010 and the period from September 18, 2009 (exploration stage re-entry date) to March 31, 2011.  Additionally, stock-based compensation for the year ended March 31, 2011 and for the period from September 18, 2009 (exploration stage re-entry date) to March 31, 2011 were corrected with the corresponding correction to general and administrative expenses for the respective periods.  These corrections have no effect on net loss or cash used in operating activities, as subtotals were reported correctly in the original issuance.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our Chief Executive Officer is filed as exhibits to this Amendment. This Form 10-Q/A – Amendment Number 1, replaces the previous filing in its entirety.

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
Research and Devlopment

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

The price of gold is subject to fluctuations, which could adversely affect the realizable value of our assets and potential future results of operations and cash flow

Our principal assets are gold reserves and mineralized material. We intend to attempt to acquire additional properties containing gold reserves and mineralized material. The price that we pay to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. Our potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale or joint venture of some of these properties. The value of these gold reserves and mineralized material, and the value of any potential gold production there from, will vary in proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond our control, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns, world supply of gold and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect our asset values, cash flows, potential revenues and profits.

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

 As of June 28, 2011, we have 37,765,693 shares of free trading common stock and 124,133,357 restricted stock issued and outstanding and the closing price of our common stock was $0.195.

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

Year Ended March 31, 2011 Compared with the Year Ended March 31, 2010 and September 18, 2009 (exploration Stage Entry) through  March 31, 2011

We had a net loss during the year ended March 31, 2011 of $1,832,779 compared to a net loss of $965,711 during the same period in 2010.  We had a cumulative net loss of $2,791,355 for the period from September 18, 2009 (exploration Stage Entry) through March 31, 2011.  These increases in net loss are attributable to the change of  our business direction to pursue opportunities in the mining and salvage industry.

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

Operating Expenses

Total operating expenses increased to $1,831,026 during the year ended March 31, 2011, compared to $976,882 for the year ended March 31, 2010.  Total operating expenses for the period from September 18, 2009 (exploration stage entry) through March 31, 2011 were $2,790,730.  The increase in operating expenses for each of these periods was due to our expansion into the mining industry through the exploration activities of its properties and administration costs.  In addition, we have had substantial expenses relating to its submarine cable salvage operations.

Other Income (Expense)

We incurred $29,133 of interest expense during the year ended March 31, 2011 compared to $888 during the same period in 2010. The increase is attributable to the our borrowings during the year ended March 31, 2011 to further and establish our operations.

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

Our total liabilities increased to $1,554,654 at March 31, 2011, compared to $191,223 as of March 31, 2010.  This total includes current liabilities of $1,360,512 and long-term liabilities of $194,142 as of March 31, 2011.  At March 31, 2010, current liabilities totaled $165,448 and long-term liabilities totaled $25,775.

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

Management Report on Internal Control Over Financial Reporting

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

Audit Fees

De Joya billed us $ 5,000  in audit fees during the year ended March 31, 2011.

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

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer Chief Financial Officer Principal Accounting Officer President Secretary Director	July 15, 2011

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

(Audited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Audited)
	March 31, 2011	March 31, 2010
ASSETS
CURRENT ASSETS
Cash	$109,142	$1,022
Prepaid and other assets	5,984	-
TOTAL CURRENT ASSETS	115,126	1,022

FIXED ASSETS
Equipment, net of accumulated depreciation	913,048	89,367
TOTAL FIXED ASSETS	913,048	89,367

OTHER ASSETS
Equipment under construction	416,415	66,537
Mineral properties	451,569	29,751
TOTAL OTHER ASSETS	867,984	96,288

TOTAL ASSETS	$1,896,158	$186,677

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$53,805	$5,205
Accounts payable – related party	86,675	21,600
Advance from Powercom Services Inc.	800,000	-
Capital lease	-	24,225
Notes payable	347,000	36,000
Notes payable - related party	71,893	34,434
Loan payable	1,139	-
Deferred gain on equipment sale	-	43,984
TOTAL CURRENT LIABILITIES	1,360,512	165,448

LONG TERM LIABILITIES
Capital lease, net of current portion	-	25,775
Notes payable, net of current portion	156,000	-
Loan payable, net of current portion	38,142	-
TOTAL LONG TERM LIABILITIES	194,142	25,775
TOTAL LIABILITIES	1,554,654	191,223

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
10,000,000 shares of preferred stock, no par value, nil issued and outstanding	-	-
500,000,000 shares of common stock, $0.001 par value per share
Issued and outstanding
161,117,595 shares of common stock (144,667,679 March 31, 2010)	161,118	144,668
Additional paid in capital	3,464,937	1,437,803
Share subscriptions payable	155,245	20,000
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(2,791,355)	(958,576)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	341,504	(4,546)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,896,158	$186,677

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

			Cumulative results
			from
	Year ended	Year ended	September 18, 2009 to
	March 31, 2011	March 31, 2010	March 31, 2011
REVENUES

Revenues	$21,000	$10,043	$21,000
Total revenues	21,000	10,043	21,000

EXPENSES
General and administrative	1,048,469	132,493	1,163,913
Exploration costs	170,124	97,530	267,654
Stock-based compensation	612,433	746,859	1,359,163
Total expenses	1,831,026	976,882	2,790,730

Loss from operations	(1,810,026)	(966,839)	(2,769,730)

OTHER INCOME (EXPENSE)
Interest expense	(29,133)	(888)	(30,021)
Gain on sale of equipment	6,380	2,016	8,396
Total other income (expense)	(22,753)	1,128	(21,625)

NET LOSS	$(1,832,779)	$(965,711)	$(2,791,355)

BASIC LOSS PER COMMON SHARE
	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC

	152,341,689	111,328,183
The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended March 31, 2011 and 2010
(Audited)

							Deficit
	Common Stock		Additional	Share			Accumulated
	Number of		Paid-in	Subscription	Accumulated		During
	shares	Amount	Capital	Payable	Deficit		Exploration	Total

Balance, March 31, 2009	136,505,000	$136,505	$-	$-	$(641,306)	$		$(504,801)

Forgiveness of debt by related party and Cancellation of shares for cash	129,025,000	(129,025)	540,127	-	-		-	411,102
Shares issued for services	12,334,000	12,334	734,525	-	-		-	746,859
Shares issued for equipment	40,213,846	40,214	27,587	-	-		-	67,800
Shares issued for cash	44,389,833	44,390	175,564	-	-		-	219,954
Shares issued for options on mineral properties	250,000	250	-	-	-		-	250
Shares issued to Mexus Gold Mining S.A. de C.V.	40,000,000	40,000	2,180,000	-	-		-	2,220,000
Deemed Distribution to Mexus Gold Mining S.A. de C.V.	-	-	(2,220,000)	-	-		-	(2,220,000)
Share subscription payable	-	-	-	20,000	-		-	20,000
Net loss	-	-	-	-	(7,135)		(958,576)	(965,711)
Balance, March 31, 2010	144,667,679	$144,668	$1,437,803	$20,000	$(648,441)		$(958,576)	$(4,546)

Shares issued for services	5,337,500	5,338	607,095	-	-		-	612,433
Shares issued for equipment	2,981,464	2,981	320,970	-	-		-	323,951
Shares issued for cash	6,630,952	6,631	820,069	-	-		-	826,700
Shares issued for options on mineral properties	1,500,000	1,500	279,000	-	-		-	280,500
Share subscription payable	-	-	-	135,245	-		-	135,245
Net loss	-	-	-	-	-		(1,832,779)	(1,832,779)
Balance, March 31, 2011	161,117,595	$161,118	$3,464,937	$155,245	$(648,441)		$(2,791,355)	$341,504

The accompanying notes are an integral part of these financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	Year ended	Year ended	Cumulative results from September 18, 2009
	March 31, 2011	March 31, 2010	to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,832,779)	$(965,711)	$(2,791,355)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	95,050	3,183	98,233
Gain on sale of equipment	(6,380)	(2,016)	(8,396)
Stock-based compensation	612,433	746,859	1,359,183
Stock issued for interest	3,000	-	3,000

Decrease (increase) in accounts receivable	-	(1,240)	-
Decrease (increase) in prepaid and other assets	(5,984)		(5,984)
Decrease (increase) in inventory	-	1,901	-
Increase (decrease) in accounts payable and accrued liabilities	106,409	17,366	122,546
NET CASH USED IN OPERATING ACTIVITIES	(1,028,251)	(199,658)	(1,222,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(661,147)	(11,250)	(672,397)
Equipment under construction	(253,068)	(30,537)	(283,605)
Mineral properties	(141,318)	(29,501)	(170,819)
Sale of equipment	-	50,000	50,000
NET CASH USED IN INVESTING ACTIVITIES	(1,055,533)	(21,288)	(1,076,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	467,000	32,500	499,500
Advances from related party	37,459	30,990	62,086
Advance from Powercom Services Inc.	800,000	-	800,000
Payment on convertible note	-	(85,000)	-
Proceeds from issuance of common stock	776,700	220,000	911,700
Share subscriptions payable	110,745	20,000	130,745
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,191,904	218,490	2,404,031

NET INCREASE IN CASH	108,120	(2,456)	104,437

CASH, BEGINNING OF PERIOD	1,022	3,478	4,705

CASH, END OF PERIOD	$109,142	$1,022	$109,142

Supplemental disclosure of non-cash investing and financing activities:
Shares for equipment and mineral properties	$601,452	$68,050	$759,048
Shares issued to pay capital lease liability	$50,000	$-	$50,000
Forgiveness of convertible debt and accounts payable by related party	$-	$411,102	$-
Deferred gain on equipment	$-	$46,000	$46,000
Stock payable for equipment purchase	$31,500	$-	$31,500
Loan for equipment	$39,546	$3,500	$43,046
The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $648,441 and an accumulated deficit since entry into the exploration stage of $2,791,355 at March 31, 2011. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Common stock, par value of $0.001 per share; 500,000,000 shares authorized: 161,117,595 and 144,667,679 shares issued and outstanding at March 31, 2011 and 2010, respectively.

Year Ended March 31, 2010

Forgiveness of debt by related party and cancellation of shares
On September 2, 2009, Philip E. Koehnke, former majority shareholder of the Company, agreed to forgive a convertible note payable with a face value of $475,000 and accounts payable of $21,102 and cancel 29,025,000 shares of common stock in exchange for a payment of $85,000. The settlement of debt and cancellation of shares of $411,102 is recorded as an increase in stockholders’ equity.

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

Year Ended March 31, 2011

Shares issued for services

During the year ended March 31, 2011, the Company issued 5,337,500 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $612,433 based on the quoted market price of the shares at time of issuance.

Shares issued for equipment

During the year ended March 31, 2011, the Company issued 2,981,464 shares of its common stock to purchase equipment for an aggregate fair value of $323,951 based on the quoted market price of the shares at time of issuance.

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

On December 1, 2010, the Company received $50,000 in cash in conjunction with the cancellation of the sales-leaseback transaction (Note 11).

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
Asset purchase agreement – Note 6
Legal fees – Note 6
Settlement of convertible note payable and accounts payable – Note 12
Cancellation of common stock – Note 12

14.	INCOME TAXES

	Year Ended March 31, 2011 $	Year Ended March 31, 2010 $
Net loss before taxes	(1,832,779)	(965,711)
	-	-

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

	Year Ended March 31, 2011 $	Year Ended March 31, 2010 $
Expected tax expense (recovery)	(641,473)	(337,999)
Share-based payments	214,352	261,401
Change in valuation allowance	427,121	776,598
	-	-

At March 31, 2011 and 2010, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $427,000 and $77,000, respectively, which may be applied against future taxable income, if any, at various times through 2031. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

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