Form 10-Q
period 2011-06-30
Mexus Gold US
filed 2011-08-15
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 12, 2011, 162,292,383 shares of our common stock were issued and outstanding.

PART I
ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	March 31, 2011
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$14,124	$109,142
Prepaid and other assets	6,744	5,984
TOTAL CURRENT ASSETS	20,868	115,126

FIXED ASSETS
Equipment, net of accumulated depreciation	1,022,603	913,048
TOTAL FIXED ASSETS	1,022,603	913,048

OTHER ASSETS
Equipment under construction	479,152	416,415
Mineral properties	605,219	451,569
TOTAL OTHER ASSETS	1,084,371	867,984

TOTAL ASSETS	$2,127,842	$1,896,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,704	$53,805
Accounts payable – related party	90,475	86,675
Deferred revenue	100,000	-
Advance from Powercom Services Inc.	800,000	800,000
Notes payable	262,500	347,000
Notes payable - related party	86,893	71,893
Loan payable	1,174	1,139
TOTAL CURRENT LIABILITIES	1,373,746	1,360,512

LONG TERM LIABILITIES
Notes payable, net of current portion	147,000	156,000
Loan payable, net of current portion	37,835	38,142
TOTAL LONG TERM LIABILITIES	184,835	194,142
TOTAL LIABILITIES	1,558,581	1,554,654

STOCKHOLDERS’ EQUITY
Capital stock
Authorized
10,000,000 shares of preferred stock, no par value, nil issued and outstanding	-	-
500,000,000 shares of common stock, $0.001 par value per share
Issued and outstanding
161,899,050 shares of common stock (161,117,595 March 31, 2011)	161,899	161,118
Additional paid in capital	3,637,677	3,464,937
Common stock payable	451,128	155,245
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(3,033,002)	(2,791,355)
TOTAL STOCKHOLDERS’ EQUITY	569,261	341,504
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,127,842	$1,896,158

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative results
			from
	Three months ended	Three months ended	September 18, 2009 to
	June 30, 2011	June 30, 2010	June 30, 2011
REVENUES

Revenues	$5,000	$-	$26,000
Total revenues	5,000	-	26,000

EXPENSES
General and administrative	131,043	146,774	1,294,956
Exploration costs	75,344	41,606	342,988
Stock-based compensation	31,473	86,156	1,390,636
Total expenses	237,860	274,536	3,028,590

Loss from operations	(232,860)	(274,536)	(3,002,590)

OTHER INCOME (EXPENSE)
Interest expense	(8,787)	(1,735)	(38,808)
Gain on sale of equipment	-	5,535	8,396
Total other income (expense)	(8,787)	3,800	(30,412)

NET LOSS	$(241,647)	$(270,736)	$(3,033,002)

BASIC LOSS PER COMMON SHARE
	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC

	161,771,887	148,247,810
The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended	Cumulative from September 18, 2009
	June 30, 2011	June 30, 2010	to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(241,647)	$(270,736)	$(3,033,002)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	43,272	2,704	141,505
Gain on sale of equipment	-	(10,535)	(8,396)
Stock-based compensation	31,473	150,000	1,390,656
Stock issued for interest	1,021	-	4,021
Changes in operating assets and liabilities:
Increase in prepaid and other assets	(760)	-	(6,744)
Increase (decrease) in accounts payable and accrued liabilities	(17,301)	734	105,245
Increase in deferred revenue	100,000	-	100,000
NET CASH USED IN OPERATING ACTIVITIES	(83,942)	(127,833)	(1,306,715)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(129,827)	(2,850)	(802,224)
Equipment under construction	(57,737)	-	(341,342)
Mineral properties	(25,150)	(650)	(195,969)
Sale of equipment	-	-	50,000
NET CASH USED IN INVESTING ACTIVITIES	(212,714)	(3,500)	(1,289,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	40,000	35,530	539,500
Repayment of notes payable	(10,500)	-	(10,500)
Advances from related party	15,000	15,549	77,086
Advance from Powercom Services, Inc.	-	-	800,000
Payment on convertible note	(272)	-	(272)
Proceeds from issuance of common stock	-	10,000	911,700
Share subscriptions payable	157,410	75,000	288,155
NET CASH PROVIDED BY FINANCING ACTIVITIES	201,638	136,079	2,605,669

INCREASE (DECREASE) IN CASH	(95,018)	4,746	9,419

CASH, BEGINNING OF PERIOD	109,142	1,022	4,705

CASH, END OF PERIOD	$14,124	$5,768	$14,124

Supplemental disclosure of non-cash investing and financing activities:
Shares for equipment and mineral property	$156,500	$63,186	$915,548
Shares issued to pay capital lease liability	$-	$-	$50,000
Shares issued and shares payable for loans	$123,000	$-	$123,000
Deferred gain on equipment	$-	$-	$46,000
Stock payable for equipment purchase	$-	$-	$31,500
Loan for equipment	$-	$-	$43,046
The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

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

2.	BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions on an ongoing basis using currently available information. Actual results could differ from those estimates.

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

Deferred Revenue

The Company received a cash deposit of $100,000 during the three months ended June 30, 2011  on an option agreement to explore mining claims in the municipality of Carborca, Sonora, Mexico during the period from July 1, 2011 to July 31, 2011.  The advance payment is recorded as deferred revenue on the consolidated balance sheet at June 30, 2011.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $648,441 and an accumulated deficit since entry into the exploration stage of $3,033,002 at June 30, 2011. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

4.	RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2012, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

5.	ACCOUNTS PAYABLE – RELATED PARTIES

During the three months ended June 30, 2011 and 2010, the Company incurred rent expense payable to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $9,000, respectively.  At June 30, 2011 and 2010, $50,200 and $46,400 for this obligation is outstanding.

At June 30, 2011 and March 31, 2011, the Company has an outstanding payable balance for rent due to G.K.’s Gym, Inc. of $9,600, which is owned by the parents of Philip E. Koehnke, the former majority shareholder of the Company.

At June 30, 2011 and March 31, 2011, the Company has an outstanding obligation of $24,637 due to Philip E. Koehnke APC, the former majority shareholder of the Company, for legal fees.

At June 30, 2011 and March 31, 2011, the Company has an outstanding obligation of $6,038 due to Philip E. Koehnke, the former majority shareholder of the Company, related to an asset purchase agreement.

6.	NOTES PAYABLE – RELATED PARTY

These notes are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company and are due to Paul D. Thompson, the sole director and officer of the Company.

7.	NOTES PAYABLE

On April 20, 2011, the Company made an unsecured Loan Agreement with Francis Stadelman in the amount of $40,000 at eight percent interest and due on demand no later that April 20, 2012 At the option of the holder, the loan may be paid in all or part in cash or common stock of the Company at the closing pricing at the date of election.
Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of June 30, 2011. The default rate on the note is eight percent.

8.	STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2011 and March 31, 2011:

Preferred stock, no par value; 10,000,000 shares authorized, zero shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively.

Common stock, par value of $0.001 per share; 500,000,000 shares authorized: 161,899,050 and 161,117,595 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively.

On April 7, 2011, the Company issued 150,000 of common stock to satisfy obligations under share subscription agreements for $31,500 of cash received and included in share subscription payable in the consolidated financial statements at March 31, 2011.

On April 7, 2011, the Company issued 345,000 shares of common stock to satisfy obligations under share subscription agreements for cash, equipment and services valued at $69,000 included in share subscription payable in the consolidated financial statements at March 31, 2011.

On May 6, 2011, the Company issued 222,727 shares of common stock to satisfy obligations under share subscription agreements for $49,000 of cash received and included in share subscription payable in the consolidated financial statements at March 31, 2011.

On May 6, 2011, the Company issued 63,728 shares of common stock to fully pay a promissory note and accrued interest totalling $24,021.

8.	STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

Common Stock Payable

On April 1, 2011, the Company issued 35,000 shares of common stock payable for equipment valued at $7,000 ($0.20 per share).

On April 21, 2011, the Company received $6,000 in cash in exchange for a common stock payable of 30,000 shares of common stock ($0.20 per share).

On April 27, 2011, the Company issued 22,727 shares of common stock payable for equipment valued at $5,000 ($0.22 per share).

On April 30, 2011, the Company issued 8,375 shares of common stock payable for services valued at $1,675 ($0.20 per share).

On May 11, 2011, the Company received $20,000 in cash in exchange for a common stock payable of 100,000 shares of common stock ($0.20 per share).

On May 23, 2011, the Company issued 454,545 shares of common stock payable to pay notes payable of $100,000 ($0.20 per shares).

On May 23, 2011, the Company issued 20,000 shares of common stock payable for equipment valued at $4,000 ($0.20 per share).

On May 25, 2011, the Company received $12,500 in cash in exchange for a common stock payable of 62,500 shares of common stock ($0.20 per share).

On May 27, 2011, the Company received $75,000 in cash in exchange for a common stock payable of 375,000 shares of common stock ($0.20 per share).

On June 6, 2011, the Company issued 16,506 shares of common stock payable for services valued at $2,806 ($0.17 per share).

On June 10, 2011, the Company issued 134,962 shares of common stock payable for services valued at $26,992 ($0.20 per share).

On June 16, 2011, the Company received $5,000 in cash in exchange for a common stock payable of 25,000 shares of common stock ($0.20 per share).

On June 16, 2011, the Company received $5,000 in cash in exchange for a common stock payable of 25,000 shares of common stock ($0.20 per share).

On June 17, 2011, the Company received $8,000 in cash in exchange for a common stock payable of 40,000 shares of common stock ($0.20 per share).

On June 19, 2011, the Company issued 60,000 shares of common stock payable for equipment valued at $12,000 ($0.20 per share).

On June 27, 2011, the Company issued 350,000 shares of common stock payable for mineral property valued at $58,500 ($0.195 per share).

On June 28, 2011, the Company issued 300,000 shares of common stock payable for mineral property valued at $70,000 ($0.20 per share).

On June 29, 2011, the Company received $8,410 in cash in exchange for a common stock payable of 42,050 shares of common stock ($0.20 per share).

8.	STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

On June 30, 2011, the Company received $13,500 in cash in exchange for a common stock payable of 67,500 shares of common stock ($0.20 per share).

On June 30, 2011, the Company received $4,000 in cash in exchange for a common stock payable of 20,000 shares of common stock ($0.20 per share).

9.	SUBSEQUENT EVENTS

On July 8, 2011, the Company issued 60,000 shares of common stock for $12,000 in cash ($0.20 per share).

On July 20, 2011, the Company issued 333,333 shares of common stock for $38,000 in cash and $12,000 in materials (0.15 per share).

On July 21, 2011, the Company entered into an unsecured promissory note agreement with Francis Stadelman in the amount of $60,000 with interest payable at 8% per annum and due in 90 days.  At the option of the holder, the promissory note may be paid in all or part in cash or common stock of the Company at a fixed price of $0.15 per share.

On August 8, 2011, Paul Thompson Sr., the sole officer and director of the Company, agreed to convert $60,000 of accounts payable – related party and notes payable – related party owing to him into shares of common stock of the Company.

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

Our executive offices are located at, 1805 N. Carson Street, #150, Carson City, Nevada 89701.  Our telephone number is (916) 776-2166.

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

Mining Operations

We classify our mineral properties into three categories: “Development Properties,” “Advanced Exploration Properties,” and “Other Exploration Properties”. Development Properties are properties where a decision to develop the property into a producing mine has been made.  Advanced Exploration Properties are those properties where we retain a significant ownership interest or joint venture and where there has been sufficient drilling and analysis to identify and report proven and probable reserves or other mineralized material. We currently do not have a Development Property or Advanced Exploration Property. Other Exploration Properties are those that do not fall into the other categories. Please see below for information about our Other Exploration Properties.

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

Mexus President/CEO Paul Thompson along with Ken Setter, the person in charge of the Alaska submarine cable project for Mexus, just returned from a two week trip to Alaska to verify the cable locations in Alaska waters culminating in the execution of the contract which will fund Mexus through its first barge load sale of cable.

Mr. Ken Setter directed Mr. Thompson to several sites along the Pacific Coast of Alaska where we were able to identify the submarine cable. We were able to retrieve several sections for sampling purposes, and to test the Company’s new innovative way of retrieving cable from the bottom of the ocean. We believe the new cable pulling equipment will have the capability of pulling up to 10 miles per day or 475,200 pounds of cable per day.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three month periods ended June 30, 2011 and 2010 and for the period from September 18, 2009 (exploration stage entry) through June 30, 2011. All amounts herein are in U.S. dollars.

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010 and September 18, 2009 (Exploration Stage Entry) through  June  30, 2011

We had a net loss during the three months ended June 30, 2011 of $241,647 compared to a net loss of $270,736 during the same period in 2010.  We had a cumulative net loss of $3,033,002 for the period from September 18, 2009 (Exploration Stage Entry) through June 30, 2011.  This decrease in net loss is attributable to a decrease in general and administrative expenses and stock-based compensation.

Revenue

For the three months ended  June 30, 2011, we had revenues of $5,000 compared to $0 for the three months ended June 30, 2010.  We recorded revenues of $26,000 for the cumulative period from September 18, 2009 (Exploration Stage Entry) through June 30, 2011.  The revenues of $5,000 for the three months ended June 30, 2011, are for commission earned on the sale of equipment on behalf of the third party.

Operating Expenses

Total operating expenses decreased to $237,860 during the three months ended June 30, 2011, compared to $274,536 for the three months ended June 30, 2010.  Total operating expenses for the period from September 18, 2009 (exploration stage entry) through June 30, 2011 were $3,028,590.  The decrease in operating expenses for each of these periods was due to a decrease in general and administrative expenses and stock-based compensation.  Exploration costs increased to $75,344 during the three months ended June 30, 2011, compared to $41,606 for the three months ended June 30, 2010 due to increased exploration activity on our mineral properties in Mexico.

Other Income (Expense)

We incurred $8,787 of interest expense during the three months ended June 30, 2011 compared to $1,735 during the same period in 2010. The increase is attributable to an increase in our borrowings during the three months ended June 30, 2011 to further and establish our operations.

Liquidity and Capital Resources

At June 30, 2011, we had cash of $14,124 compared to $109,142 at March 31, 2011.  This decrease in cash is primarily due to cash used in operations and the purchase of equipment and mineral properties.

Our equipment increased to $1,022,603 at June 30, 2011, compared to $913,048 at March 31, 2011. The increase in equipment during the three months ended June 30,2011 is due to the purchase of vehicles and heavy equipment for exploration activities.

Equipment under construction increased to $479,152 at June 30, 2011, compared to $416,415 at March 31, 2010.  The increase is due to the construction of equipment for exploration activities in Mexico.  Our equipment under construction represents our process of fabricating and modifying equipment relating to mining and salvage operations.  We anticipate equipment under construction will be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Our mineral properties increased to $605,219 at June 30, 2011, compared to $451,569 at March 31, 2011.

Total assets increased to $2,127,842 at June 30, 2011, compared to $1,896,158 at March 31, 2011.  The majority of the increase in assets related to the purchase of equipment, equipment under construction and mineral properties during the three months ended June 30, 2011.

Our total liabilities increased to $1,558,581 at June 30, 2011, compared to $1,554,654 as of  March 31, 2011.  This total includes current liabilities of $1,373,746 and long-term liabilities of $184,835 as of June 30, 2011.  At March 31, 2011, current liabilities totaled $1,360,512 and long-term liabilities totaled $194,142.

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

Future goals

Now that we have obtained the necessary permits to begin mining operations in Mexico, our goal is to put the Ocho Hermanos into production as of September, 2011.  Our bypass is complete and we have the necessary equipment to start mining operations. First, we will remove the over burden and prepare the pit for excavation.  We estimate that it will take 30 to 45 days to remove the overburden down to the ore deposit. Our milling equipment is complete and is awaiting importing into Mexico.  Mexus expects by the time the overburden is removed, that the equipment will be in place to start processing the ore.

We have also begun our cable salvage operation in Alaska and the state of Washington and plan on continuing salvage operations in mid summer weather permitting.  We also intend to acquire a large vessel to begin cable salvage operations in open waters.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2011, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2011, the Company issued 150,000 of common stock to satisfy obligations under share subscription agreements for $31,500 of cash received and included in share subscription payable in the consolidated financial statements at March 31, 2011.

On April 7, 2011, the Company issued 345,000 shares of common stock to satisfy obligations under share subscription agreements for cash, equipment and services valued at $69,000 included in share subscription payable in the consolidated financial statements at March 31, 2011.

On May 6, 2011, the Company issued 222,727 shares of common stock to satisfy obligations under share subscription agreements for $49,000 of cash received and included in share subscription payable in the consolidated financial statements at March 31, 2011.

On May 6, 2011, the Company issued 63,728 shares of common stock to fully pay a promissory note and accrued interest totalling $24,021.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Consolidated Balance Sheets at June 30, 2011 and March 31, 2011

Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 and the period from September 18, 2009 (Exploration Stage Entry) through June 30, 2011

Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010 and the period from September 18, 2009 (Exploration Stage Entry) through June 30, 2011

Notes to Consolidated Financial Statements

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

August 12, 2011

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director