Form 10-Q/A
period 2011-06-30
Mexus Gold US
filed 2011-09-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended June 30, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Amended and Restated Bylaws dated December 30, 2005	3.3	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1	10-Q	8/15/2011

Certification of Paul D. Thompson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	10-Q	8/15/2011

XBRL Instance Document	101.INS *			X

XBRL Taxonomy Extension Schema Document	101.SCH*			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL*			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF*			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB*			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE*			X

*XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 14, 2011

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director