Form 10-Q
period 2011-09-30
Mexus Gold US
filed 2011-11-21
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 15, 2011, 165,308,998 shares of our common stock were issued and outstanding.

PART I
ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30, 2011	March 31, 2011
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$27,281	$109,142
Prepaid and other assets	1,603	5,984
TOTAL CURRENT ASSETS	28,884	115,126

FIXED ASSETS
Equipment, net of accumulated depreciation	1,328,397	913,048
TOTAL FIXED ASSETS	1,328,397	913,048

OTHER ASSETS
Equipment under construction	211,036	416,415
Mineral properties	648,184	451,569
TOTAL OTHER ASSETS	859,220	867,984

TOTAL ASSETS	$2,216,501	$1,896,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$88,279	$53,805
Accounts payable – related party	44,075	86,675
Advance from Powercom Services Inc.	800,000	800,000
Notes payable	216,000	347,000
Notes payable - related party	106,678	71,893
Loan payable	1,210	1,139
TOTAL CURRENT LIABILITIES	1,256,242	1,360,512

LONG TERM LIABILITIES
Notes payable, net of current portion	78,000	156,000
Loan payable, net of current portion	37,519	38,142
TOTAL LONG TERM LIABILITIES	115,519	194,142
TOTAL LIABILITIES	1,371,761	1,554,654

STOCKHOLDERS’ EQUITY
Capital stock
Authorized
9,000,000 shares of preferred stock, no par value, nil issued and outstanding
1,000,000 shares per Series A Convertible Preferred Stock, $0.001 par value per share
500,000,000 shares of common stock, $0.001 par value per share
Issued and outstanding
375, 000 shares of Series A Convertible Preferred Stock ( 0 – March 31, 2011)	375	-
165,308,998 shares of common stock (161,117,595 - March 31, 2011)	165,310	161,118
Additional paid in capital	4,328,764	3,464,937
Common stock payable	309,805	155,245
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(3,311,073)	(2,791,355)
TOTAL STOCKHOLDERS’ EQUITY	844,740	341,504
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,216,501	$1,896,158

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Six months ended September 30, 2011	Six months ended September 30, 2010	Cumulative results from September 18, 2009 to September 30, 2011
REVENUES

Revenues	$154,091	$20,000	$159,091	$20,000	$180,091
Total revenues	154,091	20,000	159,091	20,000	180,091

EXPENSES
General and administrative	192,261	220,190	294,524	326,620	1,458,437
Exploration costs	215,030	8,358	319,154	49,964	586,808
Stock-based compensation	14,400	27,000	83,673	150,000	1,390,636
Total expenses	407,291	255,548	645,151	526,584	3,435,881

Loss from operations	(253,200)	(235,548)	(486,060)	(506,584)	(3,255,790)

OTHER INCOME (EXPENSE)
Interest expense	(24,871)	(11,978)	(33,658)	(13,713)	(63,679)
Gain (loss) on sale of equipment	-	(5,626)	-	(92)	8,396
Total other income (expense)	(24,871)	(17,604)	(33,658)	(13,805)	(55,283)

NET LOSS	$(278,071)	$(253,152)	$(519,718)	$(520,389)	$(3,311,073)

BASIC LOSS PER COMMON SHARE
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC

	163,377,323	150,126,465	162,578,994	149,192,273

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30, 2011	Six months ended September 30, 2010	Cumulative from September 18, 2009 to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(519,718)	$(520,389)	$(3,311,073)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	106,372	11,170	204,605
Gain on sale of equipment	-	(3,195)	(8,396)
Gain on settlement of account payable	11,000	-	11,000
Stock-based compensation	83,673	177,000	1,442,856
Stock issued for interest	18,520	-	21,520
Changes in operating assets and liabilities:
Increase in prepaid and other assets	4,381	(30,925)	(1,603)
Increase (decrease) in accounts payable and accrued liabilities, including related parties	13,593	22,313	136,139
NET CASH USED IN OPERATING ACTIVITIES	(282,179)	(344,026)	(1,504,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(75,556)	(548,943)	(747,953)
Equipment under construction	(131,636)	(80,097)	(415,241)
Mineral properties	(46,615)	(72,569)	(217,434)
Sale of equipment	-	-	50,000
NET CASH USED IN INVESTING ACTIVITIES	(253,807)	(701,609)	(1,330,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	100,000	995,000	599,500
Repayment of notes payable	(75,271)	-	(75,271)
Advances from related party	37,300	16,724	99,386
Repayment of advances from related party	(5,315)	-	(5,315)
Advance from Powercom Services Inc.	-	-	800,000
Proceeds from issuance of common stock	188,001	35,000	1,099,701
Share subscriptions payable	209,410	85,000	340,155
NET CASH PROVIDED BY FINANCING ACTIVITIES	454,125	1,131,724	2,858,156

INCREASE (DECREASE) IN CASH	(81,861)	86,089	22,576

CASH, BEGINNING OF PERIOD	109,142	1,022	4,705

CASH, END OF PERIOD	$27,281	$87,111	$27,281

Supplemental disclosure of non-cash investing and financing activities:
Shares for equipment and mineral property	$253,150	$333,269	$1,012,198
Shares issued to pay capital lease liability	$-	$-	$50.000
Shares issued and shares payable for loans	$223,000	$-	$223,000
Shares issued for advances related party	$2,200	$-	$2,200
Shares issued for accounts payable, including related party	$39,000	$-	$39,000
Deferred gain on equipment	$-	$-	$46,000
Stock payable for equipment purchase	$-	$-	$31,500
Loan for equipment	$-	$-	$43,046
The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
September 30, 2011
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $648,441 and an accumulated deficit since entry into the exploration stage of $3,311,073 at September 30, 2011. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The Company is dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plans to raise necessary funds through a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise the necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully operate its business plan.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2012, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

5.	ACCOUNTS PAYABLE – RELATED PARTIES

During the six months ended September 30, 2011 and 2010, the Company incurred rent expense payable to Paul D. Thompson, the sole director and officer of the Company, of $22,800 and $18,000, respectively.  At September 30, 2011 and March 31, 2011, $3,800 and $46,400 for this obligation is outstanding, respectively.

At September 30, 2011 and March 31, 2011, the Company has an outstanding payable balance for rent due to G.K.’s Gym, Inc. of $9,600, which is owned by the parents of Philip E. Koehnke, the former majority shareholder of the Company.

At September 30, 2011 and March 31, 2011, the Company has an outstanding obligation of $24,637, due to Philip E. Koehnke APC, the former majority shareholder of the Company, for legal fees.

At September 30, 2011 and March 31, 2011, the Company has an outstanding obligation of $6,038, due to Philip E. Koehnke, the former majority shareholder of the Company, related to an asset purchase agreement.

6.	NOTES PAYABLE – RELATED PARTY

These notes are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company and are due to Paul D. Thompson, the sole director and officer of the Company.

7.	NOTES PAYABLE

On April 20, 2011, the Company made an unsecured Loan Agreement with Francis Stadelman in the amount of $40,000 at eight percent interest and due on demand no later than April 20, 2012.  At the option of the holder, the loan may be paid in all or part in cash or common stock of the Company at the closing pricing at the date of election. On August 19, 2011, the Company issued 266,667 shares of common stock payable valued at $40,000 ($0.15 per share) to pay the loan.

On July 21, 2011, the Company made an unsecured Loan Agreement with Francis Stadelman in the amount of $60,000 at eight percent interest and which was due 90 days. At the option of the holder, the loan may be paid in all or part in cash or common stock of the Company at a fixed conversion price of $0.15 per share at the date of election.  The Loan Agreement resulted in a beneficial conversion feature of $10,000 since the closing price of common stock exceeds the fixed conversion price on July 20, 2011. The beneficial conversion feature of $10,000 is included in additional paid-in capital. On July 31, 2011, the Company fully converted the loan into 400,000 shares of common stock.

Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of September 30, 2011. The default rate on the note is eight percent.

8.	STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2011 and March 31, 2011:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, zero shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively.

Series A Convertible Preferred Stock, $.001 par value share; 1,000,000 shares authorized: 375,000 and 0 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively.

On August 22, 2011, the Board of Directors designated 1,000,000 shares of its Preferred Stock, $0.001 par value as Series A Convertible Preferred Stock (“Series A Preferred Stock”).  Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.  Holders of Common Stock have one vote per share of Common Stock held.

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 165,308,998 and 161,117,595 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively.

On August 19, 2011, the Company issued 3,141,615 shares of common stock to satisfy obligations under share subscription agreements for cash, equipment, loans payable, and services valued at $580,373 included in share subscription payable.

On August 24, 2011, the Company issued 60,000 shares of common stock to satisfy obligations under share subscription agreements for equipment valued at $12,000 included in share subscription payable.

On September 20, 2011, the Company issued 125,000 shares of common stock to satisfy obligations under share subscription agreements for $15,000 in cash received included in share subscription payable.

On September 23, 2011, the Company issued 83,333 shares of common stock to satisfy obligations under share subscription agreements for $10,000 in cash received included in share subscription payable.

On September 30, 2011, the Company issued 375,000 shares of Series A preferred stock to pay related party loans and financing expenses valued at $67,500 ($0.18 per share).

Common Stock Payable

On July 8, 2011, the Company received $12,000 in cash in exchange for a common stock payable of 60,000 shares of common stock ($0.20 per share).  On August 19, 2011, the Company issued shares in satisfaction of the payable.

On July 20, 2011, the Company received $38,000 in cash in exchange for a common stock payable of 253,333 shares of common stock ($0.15 per share).  On August 19, 2011, the Company issued shares in satisfaction of the payable.

On July 20, 2011, the Company issued 80,000 shares of common stock payable for materials valued at $14,400 ($0.18 per share).  On August 19, 2011, the Company issued shares in satisfaction of the payable.

On July 21, 2011, the Company entered into an unsecured promissory note agreement with Francis Stadelman in the amount of $60,000 with interest payable at 8% per annum and due in 90 days.  At the option of the holder, the promissory note may be paid in all or part in cash or common stock of the Company at a fixed price of $0.15 per share. On July 31, 2011, the Company paid the $60,000 unsecured promissory note for a common stock payable of 400,000 shares of common stock ($0.15 per share).  On August 19, 2011, the Company issued shares in satisfaction of the payable.

On July 31, 2011, the Company issued 24,333 shares of common stock payable for marine equipment valued at $3,650 ($0.15 per share).

On July 31, 2011, the Company issued 387,500 shares of common stock payable for equipment valued at $77,500 ($0.20 per share).  On August 19, 2011, the Company issued shares in satisfaction of the payable.

On August 8, 2011, Paul Thompson Sr., the sole officer and director of the Company, agreed to convert $60,000 of accounts payable – related party and notes payable – related party owing to him into 375,000 shares of Series A Preferred Stock of the Company ($0.16 per share).  On September 30, 2011, the Company issued shares in satisfaction of the payable.

On August 31, 2011, the Company received $145,000 in cash in exchange for a common stock payable of 1,208,332 shares of common stock ($0.12 per share).

On August 31, 2011, the Company issued 100,000 shares of common stock payable to pay accounts payable valued at $19,000 ($0.19 per share).  On August 19, 2011, the Company issued shares in satisfaction of the payable.

On September 9, 2011, the Company received $15,000 in cash in exchange for a common stock payable of 125,000 shares of common stock ($0.12 per share).  On September 20, 2011, the Company issued shares in satisfaction of the payable.

On September 24, 2011, the Company issued 100,000 shares of common stock payable for mineral property valued at $20,000 ($0.20 per share).

On September 28, 2011, the Company received $30,000 in cash in exchange for a common stock payable of 272,727 shares of common stock ($0.11 per share).

9.	SUBSEQUENT EVENTS

On October 5, 2011, the Company issued a common stock payable for services valued at $11,000 (78,572 shares at $0.14 per share).

On October 6, 2011, the Company issued a common stock payable to pay loans valued at $7,500 (68,182 shares at $0.11 per share).

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

The Company

Mexus Gold US is an exploration stage mining company engaged in the evaluation, acquisition, exploration and advancement of gold, silver, and copper projects in the State of Sonora, Mexico and the Western United States.  Mexus Gold US is dedicated to protect the environment, provide employment and education opportunities for the communities that it operates in.

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

Lida Mining District, Nevada

We believe the Nevada properties represent the potential to provide the company with a viable project with the addition of additional geologic evaluations and the drilling of prospective areas. Our strategy for this project is to utilize geological data acquired through prior studies, confirm prior drilling results, expand the delineation of the possible ore body and identify reserves through our own geological evaluations.

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

Mergers and Acquisitions

We will routinely review merger and acquisition opportunities. An appropriate merger and acquisition opportunity must be accretive to the overall value of Mexus Gold US. Our primary focus will be on those opportunities involving precious metal production or near-term production with a secondary focus on other resource-based opportunities. Potential acquisition targets would include private and public companies or individual properties. Although our preference would be for candidates located in the United States and Mexico, Mexus Gold US will consider opportunities located in other countries where the geopolitical risk is acceptable.

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

The lands are situated in an area of previous exploration and evaluation for precious metals. Past mine engineering reports have indicated reserves through drilling and show both underground and open pit mining potential. Our plans are to conduct a drilling program to confirm the data presented in prior geological reports. Based on the results of our geological evaluation we will determine our future course of exploration and evaluation.

There have been several geological reports over the years regarding the properties. The following reports are under evaluation:

1.           A 1977 report by Andrew J. Zinkle, Mining Engineer, in which the property was given 52,946 tons proven, 99,500 tons probable and 278,000 tons possible mineral bearing ore with grades estimated at 20 ounces per ton silver and .05 ounces per ton gold.

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

As of the date of this report, we have obtained all necessary permits to begin operations and as of September 30, 2011, we have completed the bypass water channel around the 8 brothers mine. All necessary milling equipment for the 8 brothers mine in now complete and ready to be shipped to Mexico to begin operations.

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

Effect of existing or probable governmental regulations on the business

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that Mexus Gold US is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Nevada and the United States and in any other jurisdiction in which we will operate. We are not aware of any current orders or directions relating to Mexus Gold US with respect to the foregoing laws and regulations.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and six month periods ended September 30, 2011 and 2010 and for the period from September 18, 2009 (exploration stage entry) through September 30, 2011. All amounts herein are in U.S. dollars.

Three Months Ended September 30, 2011 compared with the Three Months Ended September 30, 2010 and September 18, 2009 (Exploration Stage Entry) through  June  30, 2011

We had a net loss during the three months ended September 30, 2011 of $278,071 compared to a net loss of $253,152 during the same period in 2010.  We had a cumulative net loss of $3,311,073 for the period from September 18, 2009 (Exploration Stage Entry) through September 30, 2011.  This increase in net loss is attributable to an increase in exploration costs.

Revenue

For the three months ended September 30, 2011, we had revenues of $154,091 compared to $20,000 for the three months ended September 30, 2010.  We recorded revenues of $180,091 for the cumulative period from September 18, 2009 (Exploration Stage Entry) through September 30, 2011.  During the three months ended September 30, we earned $150,000 of revenue on an option agreement.

Operating Expenses

Total operating expenses decreased to $407,291 during the three months ended September 30, 2011, compared to $255,548 for the three months ended September 30, 2010.  Total operating expenses for the period from September 18, 2009 (exploration stage entry) through September 30, 2011 were $3,435,881.  The increase in operating expenses was due to an increase in exploration costs.

Other Income (Expense)

We incurred $24,871 of interest expense during the three months ended September 30, 2011 compared to $11,978 during the same period in 2010. The increase is attributable to an increase in our borrowings during the three months ended September 30, 2011 to further and establish our operations.

Six Months Ended September 30, 2011 Compared with the Six Months Ended September 30, 2010

We had a net loss during the six months ended September 30, 2011 of $519,718 compared to a net loss of $520,389 during the same period in 2010.  Our net loss is comparable to the prior period. This increase in exploration costs was offset by decreases in general and administrative expense and stock-based compensation and $150,000 of revenue earned from an option agreement.

Revenue

For the six months ended September 30, 2011, we had revenues of $159,091 compared to $20,000 for the six months ended September 30, 2010.  During the six months ended September 30, 2011 we earned $150,000 on an option agreement.

Operating Expenses

Total operating expenses increased to $645,151 during the six months ended September 30, 2011, compared to $526,584 for the six months ended September 30, 2010.  The increase in operating expenses was due to an increase in exploration expenses due to increased exploration activity on our mineral properties in Mexico and due to our cable salvage operations.

Other Income (Expense)

We incurred $33,658 of interest expense during the six months ended September 30, 2011 compared to $13,713 during the same period in 2010. The increase is attributable to an increase in our borrowings during the six months ended September 30, 2011 to further and establish our operations.

Liquidity and Capital Resources

At September 30, 2011, we had cash of $27,281 compared to $109,142 at March 31, 2011.  This decrease in cash is primarily due to cash used in operations and the purchase of equipment and mineral properties.

Our equipment increased to $1,328,397 at September 30, 2011, compared to $913,048 at March 31, 2011. The increase in equipment during the six months ended September 30, 2011 is due to the purchase of vehicles and heavy equipment for exploration activities and equipment under construction being put into service.

Equipment under construction decreased to $211,036 at September 30, 2011, compared to $416,415 at March 31, 2011.  The decrease is due to the construction of equipment being put in service for exploration activities in Mexico.  Our equipment under construction represents our process of fabricating and modifying equipment relating to mining and salvage operations.  We anticipate equipment under construction will be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Our mineral properties increased to $648,184 at September 30, 2011, compared to $451,569 at March 31, 2011.

Total assets increased to $2,216,501 at September 30, 2011, compared to $1,896,158 at March 31, 2011.  The majority of the increase in assets related to the purchase of equipment and mineral properties during the six months ended September 30, 2011.

Our total liabilities decreased to $1,371,761 at September 30, 2011, compared to $1,554,654 as of  March 31, 2011.  This total includes current liabilities of $1,256,242 and long-term liabilities of $115,519 as of September 30, 2011.  At March 31, 2010, current liabilities totaled $1,360,512 and long-term liabilities totaled $194,142.

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

We have also begun our cable salvage operation in Alaska and the state of Washington and plan on continuing salvage operations in mid summer weather permitting.  We continue our efforts to  acquire a large vessel to begin cable salvage operations in open waters.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2011, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2011, the Company issued 3,141,615 shares of common stock to satisfy obligations under share subscription agreements for cash, equipment and services valued at $580,373 included in share subscription payable.

On August 24, 2011, the Company issued 60,000 shares of common stock to satisfy obligations under share subscription agreements for equipment valued at $12,000 included in share subscription payable.

On September 20, 2011, the Company issued 125,000 shares of common stock to satisfy obligations under share subscription agreements for $15,000 in cash received included in share subscription payable.

On September 23, 2011, the Company issued 83,333 shares of common stock to satisfy obligations under share subscription agreements for $10,000 in cash received included in share subscription payable.

On September 30, 2011, the Company issued 375,000 shares of Series A preferred stock to pay related party loans and financing expenses valued at $67,500 ($0.18 per share).

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Consolidated Balance Sheets at September 30, 2011 and March 31, 2011

Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010 and the period from September 18, 2009 (Exploration Stage Entry) through September 30, 2011

Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010 and the period from September 18, 2009 (Exploration Stage Entry) through September 30, 2011

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

November 15, 2011

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director