Form 10-Q
period 2011-12-31
Mexus Gold US
filed 2012-02-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 2, 2012, 168,693,953 shares of our common stock were issued and outstanding.

PART I
ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	December 31, 2011	March 31, 2011
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$1,386	$109,142
Prepaid and other assets	5,255	5,984
TOTAL CURRENT ASSETS	6,641	115,126

FIXED ASSETS
Equipment, net of accumulated depreciation	1,433,199	913,048
TOTAL FIXED ASSETS	1,433,199	913,048

OTHER ASSETS
Equipment under construction	122,813	416,415
Mineral properties	663,684	451,569
TOTAL OTHER ASSETS	786,497	867,984

TOTAL ASSETS	$2,226,337	$1,896,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$106,219	$53,805
Accounts payable – related party	40,275	86,675
Advance from Powercom Services Inc.	800,000	800,000
Notes payable	239,850	347,000
Notes payable - related party	116,461	71,893
Loan payable	1,247	1,139
TOTAL CURRENT LIABILITIES	1,304,052	1,360,512

LONG TERM LIABILITIES
Notes payable, net of current portion	69,000	156,000
Loan payable, net of current portion	37,193	38,142
TOTAL LONG TERM LIABILITIES	106,193	194,142
TOTAL LIABILITIES	1,410,245	1,554,654

STOCKHOLDERS’ EQUITY
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding
1,000,000 shares per Series A Convertible Preferred Stock, $0.001 par value per share
500,000,000 shares of common stock, $0.001 par value per share
Issued and outstanding
375, 000 shares of Series A Convertible Preferred Stock ( 0 – March 31, 2011)	375	-
167,860,620 shares of common stock (161,117,595 - March 31, 2011)	167,863	161,118
Additional paid in capital	4,647,211	3,464,937
Common stock payable	270,041	155,245
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(3,620,957)	(2,791,355)
TOTAL STOCKHOLDERS’ EQUITY	816,092	341,504
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,226,337	$1,896,158

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31, 2011	Three months ended December 31, 2010	Nine months ended December 31, 2011	Nine months ended December 31, 2010	Cumulative results from September 18, 2009 to December 31, 2011
REVENUES

Revenues	$19,728	$-	$178,819	$20,000	$199,819
Total revenues	19,728	-	178,819	20,000	199,819

EXPENSES
General and administrative	97,410	368,286	391,935	694,906	1,555,848
Exploration costs	160,644	62,341	479,798	112,304	747,452
Stock-based compensation	63,200	114,138	94,673	264,138	1,453,836
Total expenses	321,254	544,765	966,406	1,071,348	3,757,136

Loss from operations	(301,526)	(544,765)	(787,587)	(1,051,348)	(3,557,317)

OTHER INCOME (EXPENSE)
Interest expense	(7,066)	(6,845)	(40,724)	(20,558)	(70,745)
Gain (loss) on sale of equipment	(1,291)	6,472	(1,291)	6,380	7,104
Total other income (expense)	(8,357)	(373)	(42,015)	(14,178)	(63,640)

NET LOSS	$(309,883)	$(545,138)	$(829,602)	$(1,065,526)	$(3,620,957)

BASIC LOSS PER COMMON SHARE
	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC

	166,954,995	152,872,343	164,056,274	150,404,096
The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31, 2011	Nine months ended December 31, 2010	Cumulative from September 18, 2009 to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(829,602)	$(1,065,526)	$(3,620,957)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	146,615	37,772	244,848
(Gain) loss on sale of equipment	1,291	(43,984)	(7,105)
Gain on settlement of account payable	11,000	-	11,000
Stock-based compensation	94,673	281,136	1,453,856
Stock issued for interest	18,520	-	21,520
Changes in operating assets and liabilities:
(Increase) decrease in prepaid and other assets	729	(18,250)	(5,255)
Increase in accounts payable and accrued liabilities, including related parties	24,446	37,116	146,992
NET CASH USED IN OPERATING ACTIVITIES	(532,328)	(771,736)	(1,755,101)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(117,346)	(627,716)	(789,743)
Equipment under construction	(135,223)	(23,049)	(418,828)
Mineral properties	(62,115)	(68,152)	(232,934)
Sale of equipment	-	-	50,000
NET CASH USED IN INVESTING ACTIVITIES	(314,684)	(718,917)	(1,391,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	150,000	486,000	649,500
Repayment of notes payable	(104,922)	-	(104,922)
Notes payable from related party	59,650	48,551	121,736
Repayment of notes payable from related party	(12,882)	-	(12,882)
Advance from Powercom Services Inc.	-	800,000	800,000
Proceeds from issuance of common stock	403,000	130,000	1,314,700
Share subscriptions payable	244,410	67,000	375,155
NET CASH PROVIDED BY FINANCING ACTIVITIES	739,256	1,531,551	3,143,287

INCREASE (DECREASE) IN CASH	(107,756)	40,898	(3,319)

CASH, BEGINNING OF PERIOD	109,142	1,022	4,705

CASH, END OF PERIOD	$1,386	$41,920	$1,386

Interest paid	$7,902	$20,558	$34,922
Income tax paid	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares for equipment and mineral property	$271,886	$323,632	$1,030,934
Shares issued to pay capital lease liability	$-	$-	$50.000
Shares issued and shares payable for loans	$230,500	$-	$230,500
Shares issued for advances related party	$2,200	$-	$2,200
Shares issued for accounts payable, including related party	$39,000	$-	$39,000
Deferred gain on equipment	$-	$-	$46,000
Stock payable for equipment purchase	$-	$-	$31,500
Loan for equipment	$-	$-	$43,046
The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
December 31, 2011
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

Fair value of financial instruments

The Company's financial instruments consist of cash, accounts payable, accrued liabilities, advances, notes payable, and a loan payable. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.  The Company implemented this standard during the six months ended December 31, 2010.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $648,441 and an accumulated deficit since entry into the exploration stage of $3,620,957 at December 31, 2011. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the third quarter of fiscal 2012, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

5.	ACCOUNTS PAYABLE – RELATED PARTIES

During the nine months ended December 31, 2011 and 2010, the Company incurred rent expense payable to Paul D. Thompson, the sole director and officer of the Company, of $34,200 and $59,400, respectively.  At December 31, 2011 and March 31, 2011, $0 and $46,400 for this obligation is outstanding, respectively.

At December 31, 2011 and March 31, 2011, the Company has an outstanding payable balance for rent due to G.K.’s Gym, Inc. of $9,600, which is owned by the parents of Philip E. Koehnke, the former majority shareholder of the Company.

At December 31, 2011 and March 31, 2011, the Company has an outstanding obligation of $24,637, due to Philip E. Koehnke APC, the former majority shareholder of the Company, for legal fees.

At December 31, 2011 and March 31, 2011, the Company has an outstanding obligation of $6,038, due to Philip E. Koehnke, the former majority shareholder of the Company, related to an asset purchase agreement.

6.	NOTES PAYABLE – RELATED PARTY

These notes are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company and are due to Paul D. Thompson, the sole director and officer of the Company.  As of December 31, 2011 and March 31, 2011, Notes payable – related party totalled $116,461 and $71,893, respectively.

7.	NOTES PAYABLE

On December 1, 2011, the Company made an unsecured Promissory Note Agreement with Francis Stadelman in the amount of $20,000 at eight percent interest with two payments of $10,300 due no later than December 10, 2011 and January 1, 2012. As of December 31, 2011, the Company has made both scheduled payments.

On December 19, 2011, the Company made an unsecured Promissory Note Agreement with Francis Stadelman in the amount of $30,000 at eight percent interest with a payment of $10,500 due no later than January 1, 2012 and two remaining payments of $11,000 due no later than February 1, 2012 and March 1, 2012.

Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.

8.	STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2011 and March 31, 2011:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 375,000 and 0 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively.

On August 22, 2011, the Board of Directors designated 1,000,000 shares of its Preferred Stock, $0.001 par value as Series A Preferred Stock.  Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 167,860,620 and 161,117,595 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively. Holders of Common Stock have one vote per share of Common Stock held.

On October 17, 2011, the Company issued 100,000 shares of common stock to satisfy obligations under share subscription agreements for mineral property valued at $20,000 included in share subscription payable.

On October 31, 2011, the Company issued 2,044,480 shares of common stock to satisfy obligations under share subscription agreements for cash, equipment and services valued at $233,500 included in share subscription payable.

On November 7, 2011, the Company issued 300,000 shares of common stock to satisfy obligations under share subscription agreements for mineral property valued at $60,000 included in share subscription payable.

On December 20, 2011, the Company issued 107,142 shares of common stock to satisfy obligations under share subscription agreements for equipment valued at $7,500 included in share subscription payable

Common Stock Payable

On October 5, 2011, the Company issued 78,572 shares of common stock payable to pay accounts payable valued at $11,000 ($0.14 per share).  On October 31, 2011, the Company issued shares in satisfaction of the payable.

On October 17, 2011, the Company received $60,000 in cash in exchange for a common stock payable of 600,000 shares of common stock ($0.10 per share).

On October 20, 2011, the Company received $50,000 in cash in exchange for a common stock payable of 500,000 shares of common stock ($0.10 per share).  On October 31, 2011, the Company issued shares in satisfaction of the payable.

On October 21, 2011, the Company issued 68,182 shares of common stock payable to pay loan payable valued at $7,500 ($0.11 per share).  On October 31, 2011, the Company issued shares in satisfaction of the payable.

On November 16, 2011, the Company received $40,000 in cash in exchange for a common stock payable of 400,000 shares of common stock ($0.10 per share).

On November 29, 2011, the Company issued 107,172 shares of common stock payable for equipment valued at $7,500 ($0.07 per share).  On December 20, 2011 the Company issued shares in satisfaction of the payable.

On December 8, 2011, the Company received $100,000 in cash in exchange for a common stock payable of 1,538,461 shares of common stock ($0.065 per share).

On December 16, 2011, the Company issued 77,000 shares of common stock payable for equipment valued at $5,236 ($0.068 per share).

9.	SUBSEQUENT EVENTS

On January 5, 2012, the Company received $15,000 in cash in exchange for a common stock payable of 250,000 shares of common stock ($0.06 per share).

On January 17, 2012, the Company received $35,000 in cash in exchange for a common stock payable of 583,333 shares of common stock ($0.06 per share).

On December 19th, 2011, the Company made an unsecured Promissory Note Agreement with Francis Stadelman in the amount of $30,000 at eight percent interest with three payments due in January, February, and March 2012.  The Company has not made the scheduled payments and is in default on this note as of February 1, 2012.  The default rate on the note is eight percent.

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

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.

The Company

Mexus Gold US is an exploration stage mining company engaged in the evaluation, acquisition, exploration, and advancement of gold, silver, and copper projects in the State of Sonora, Mexico and the Western United States.  Mexus Gold US is dedicated to protect the environment, provide employment, and education opportunities for the communities that it operates in.

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

Description of the Business of Mexus Gold US

Mexus Gold US is engaged in the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in the state of Nevada and Mexico, as well as, the salvage of precious metals from identifiable sources.  Our main activities in the near future will be comprised of our mining operations in Nevada and Mexico and our cable salvage operations in Alaska and along the west coast of the United States.

Our mining opportunities located in the state of Nevada and the state of Sonora, Mexico will provide us with projects to recover gold, silver, copper, and other precious metals. The cable salvage opportunity involves principally the recovery of copper and lead from abandoned cable previously utilized for communications purposes.  Each of these opportunities is discussed further herein.

In addition, our management will look for opportunities to improve the value of the gold projects that we own or may acquire knowledge of or may acquire control through exploration drilling, introduction of technological innovations, or acquisition with the goal of developing those properties into operating mines. We expect that emphasis on gold project acquisition and development will continue in the future.

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

Other Exploration Properties

Our Other Exploration Properties consist of the following:

Mining Properties located in the state of Nevada

Lida Mining District

We have entered into agreements on lands located in Esmeralda County, Nevada. We hold an option on 150 acres of patented lands, 14 mining claims, and two mill sites with water rights. We have also staked additional claims as a result of our initial geological evaluations.  On July 9, 2011, we entered into an Agreement to extend the option period until July 7, 2012.

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

As of the date of this report, we have obtained all necessary permits to begin operations and as of December 31, 2011, we have completed the bypass water channel around the 8 brothers mine. All necessary milling equipment for the 8 brothers mine is now complete and ready to be shipped to Mexico to begin operations.

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

El Scorpion Project Area

This area has several shear zones and veins which show copper and gold mineralization’s. Recent assays of an 84’ drill hole shows 1.750% per ton to .750% per ton of copper and 3.971 grams per ton to 0.072 grams per ton of gold. Another assay of rock sample from the area shows greater than 4.690% per ton copper. This land form distribution appears to be synonymous to the ideal porphyry deposit at Baja La Alumbrera, Argentina.

Los Laureles

Los Laureles is a vein type deposit mainly gold with some silver and copper. Recent assays from grab samples show gold values of 67.730 grams per ton gold, 38.4 grams per ton silver, and 2,800 grams per ton copper.

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

Mexus President/CEO Paul Thompson along with Ken Setter, the person in charge of the Alaska submarine cable project for Mexus, returned from a two week trip in August 2011 to Alaska to verify the cable locations in Alaska waters culminating in the execution of the contract which will fund Mexus through its first barge load sale of cable.

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

Employees

Mexus Gold US has no employees at this time. Consultants with specific skills are utilized to assist with various aspects of the requirements of activities such as project evaluation, property management, due diligence, acquisition initiatives, corporate governance, and property management.  If we complete our planned activation of the Nichols Property Exploration and Drilling Program, Cable Salvage Operations, and operations of the Mexican mining properties, our total workforce will be approximately 30 persons.  Mr. Paul  D. Thompson is our sole officer and director.

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

Legal Proceedings

There are no legal proceedings to which Mexus Gold US or Mexus Gold S.A. de C.V. is a party or of which any of our properties are the subject thereof.

Property Interests, Mining Claims, and Risk

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

Reclamation

We may be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

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

The Company is dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise necessary funds through a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully operate its business plan.

Distribution Methods of the Products

The end product of our operations will usually be doré bars. Doré is an alloy consisting of gold, silver and other precious metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of refining agreements we expect to execute, the doré bars are refined for a fee and our share of the refined gold, silver, and other metals are credited to our account or delivered to our buyers who will then use the refined metals for fabrication or held for investment purposes.

General Market

The general market for gold has two principal categories, being fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions, and official coins. Gold investors buy gold bullion, official coins, and jewelry. The supply of gold consists of a combination of current production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations, and private individuals.

Patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts, including duration;

We do not have any designs or equipment which are copyrighted, trademarked, or patented.

Effect of existing or probable governmental regulations on the business

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, and other matters. We have obtained or have pending applications for those licenses, permits, or other authorizations currently required to conduct our exploration and other programs. We believe that Mexus Gold US is in compliance in all material respects with applicable mining, health, safety, and environmental statutes and the regulations passed thereunder in Nevada and the United States and in any other jurisdiction in which we will operate. We are not aware of any current orders or directions relating to Mexus Gold US with respect to the foregoing laws and regulations.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and nine month periods ended December 31, 2011 and 2010 and for the period from September 18, 2009 (exploration stage entry) through December 31, 2011. All amounts herein are in U.S. dollars.

Three Months Ended December 31, 2011 compared with the Three Months Ended December 31, 2010 and September 18, 2009 (Exploration Stage Entry) through December 31, 2011

We had a net loss during the three months ended December 31, 2011 of $309,883 compared to a net loss of $545,138 during the same period in 2010.  We had a cumulative net loss of $3,620,957 for the period from September 18, 2009 (Exploration Stage Entry) through December 31, 2011.  This increase in net loss is attributable to an increase in exploration costs.

Revenue

For the three months ended December 31, 2011, we had revenues of $19,728 compared to $0 for the three months ended December 31, 2010.  We recorded revenues of $199,819 for the cumulative period from September 18, 2009 (Exploration Stage Entry) through December 31, 2011. During the three months ended December 31, we earned $18,751 from gold sales and $977 from cable and scrap metal sales. The cumulative period from September 18, 2009 (Exploration Stage Entry) through December 31, 2011 includes $150,000 of revenue from an option agreement.

Operating Expenses

Total operating expenses decreased to $321,254 during the three months ended December 31, 2011, compared to $544,765 for the three months ended December 31, 2010.  Total operating expenses for the period from September 18, 2009 (exploration stage entry) through December 31, 2011 were $3,757,136.  The decrease in operating expenses was due to a decrease in general and administrative expenses and stock-based compensation.

Other Income (Expense)

We incurred $7,066 of interest expense during the three months ended December 31, 2011 compared to $6,845 during the same period in 2010 and $70,745 for September 18, 2009 (Exploration Stage Entry) to December 31, 2011. The increase is attributable to an increase in our borrowings during the three months ended December 31, 2011 to further and establish our operations.

Nine months Ended December 31, 2011 compared with the Nine months Ended December 31, 2010

We had a net loss during the nine months ended December 31, 2011 of $829,602 compared to a net loss of $1,065,526 during the same period in 2010.  This increase in exploration costs was offset by decreases in general and administrative expense and stock-based compensation.

Revenue

For the nine months ended December 31, 2011, we had revenues of $178,819 compared to $20,000 for the nine months ended December 31, 2010.  During the nine months ended December 31, 2011 we earned $18,751 from gold sales, $5,000 from commission, $150,000 from an option agreement and $5,068 from cable and scrap metal sales.

Operating Expenses

Total operating expenses decreased to $966,406 during the nine months ended December 31, 2011, compared to $1,071,348 for the nine months ended December 31, 2010.  Although we had an increase in exploration expenses due to increased exploration activity on our mineral properties in Mexico and due to our cable salvage operations, our operating expenses was offset by decreases in general and administrative expenses and stock-based compensation.

Other Income (Expense)

We incurred $40,724 of interest expense during the nine months ended December 31, 2011 compared to $20,558 during the same period in 2010. The increase is attributable to an increase in our borrowings during the nine months ended December 31, 2011 to further and establish our operations.

Liquidity and Capital Resources

At December 31, 2011, we had cash of $1,386 compared to $109,142 at March 31, 2011.  This decrease in cash is primarily due to cash used in operations and the purchase of equipment and mineral properties.

Our equipment increased to $1,433,199 at December 31, 2011, compared to $913,048 at March 31, 2011. The increase in equipment during the nine months ended December 31, 2011 is due to the purchase of vehicles and heavy equipment for exploration activities and equipment under construction being put into service.

Equipment under construction decreased to $122,813 at December 31, 2011, compared to $416,415 at March 31, 2011.  The decrease is due to the construction of equipment being put in service for exploration activities in Mexico.  Our equipment under construction represents our process of fabricating and modifying equipment relating to mining and salvage operations.  We anticipate equipment under construction will be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Our mineral properties increased to $663,684 at December 31, 2011, compared to $451,569 at March 31, 2011.

Total assets increased to $2,226,337 at December 31, 2011, compared to $1,896,158 at March 31, 2011.  The majority of the increase in assets related to the purchase of equipment and mineral properties during the nine months ended December 31, 2011.

Our total liabilities decreased to $1,410,245 at December 31, 2011, compared to $1,554,654 as of March 31, 2011.  This total includes current liabilities of $1,304,052 and long-term liabilities of $106,193 as of December 31, 2011.  At March 31, 2011, current liabilities totaled $1,360,512 and long-term liabilities totaled $194,142.

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

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.  Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

       There have not been any changes in our internal control over financial reporting during the three month period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 17, 2011, the Company issued 100,000 shares of common stock to satisfy obligations under share subscription agreements for mineral property valued at $20,000 included in share subscription payable.

On October 31, 2011, the Company issued 2,044,480 shares of common stock to satisfy obligations under share subscription agreements for cash, equipment, and services valued at $233,500 included in share subscription payable.

On November 7, 2011, the Company issued 300,000 shares of common stock to satisfy obligations under share subscription agreements for mineral property valued at $60,000 included in share subscription payable.

On December 20, 2011, the Company issued 107,142 shares of common stock to satisfy obligations under share subscription agreements for equipment valued at $7,500 included in share subscription payable

The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Consolidated Balance Sheets at December 31, 2011 and March 31, 2011

Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010 and the period from September 18, 2009 (Exploration Stage Entry) through December 31, 2011

Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010 and the period from September 18, 2009 (Exploration Stage Entry) through December 31, 2011

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

February 14, 2012

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director