Form 10-K
period 2012-03-31
Mexus Gold US
filed 2012-06-29
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 21, 2012, based upon the $0.09 per share closing price for our common stock on the OTC Bulletin Board was $9,410,671.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 21, 2012, there were 184,467,187 shares of our common stock were issued and outstanding.

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

During the year, the Company began the first phase of its Cable Recovery Project in Alaskan waters. The cable which was recovered was smaller diameter cable which was excellent for testing the recovery equipment and vessels.  The Company has re-evaluated the project and plans to conduct exploration activities in an attempt to identify larger cable. Should those activities identify any cable suitable for salvage operations, the Company would determine the proper title and ownership of the cable and once such title is determined act accordingly as to whether or not a recovery operation is warranted.

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

Risks Relating to Our Company

We are at an early stage of production and have minimal operating history as an independent company. Our future revenues and profits are uncertain and our auditors have expressed substantial doubt on the ability of the Company to continue as a going concern.

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

Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2007 has continued and substantially increased to the present. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions.

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

Our operations were changed to mining operations during the year ended March 31, 2010. We are establishing operating procedures for evaluating, acquiring and developing properties, and negotiating, establishing and maintaining strategic relationships. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

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

Paul Thompson, Sr. owns approximately 43% of the issued and outstanding shares of common stock of Mexus Gold US. In addition to being a major stockholder, Mr. Thompson is a director of Mexus Gold US. Because of Mr. Thompson’s major shareholding and Mr. Thompson’s position on the Mexus Gold US Board of Directors, Mr. Thompson could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us or entrenching our management or the board of directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

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

Item 4.  Mining Safety Disclosures

Not applicable.

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

	High $	Low $

For the Fiscal Year Ended March 31, 2012

Fourth Quarter ended March 31, 2012	0.10	0.06
Third Quarter ended December 31, 2011	0.15	0.04
Second Quarter ended September 30, 2011	0.21	0.11
First Quarter ended June 30, 2011	0.26	0.15

For the Fiscal Year Ended March 31, 2011

Fourth Quarter ended March 31, 2011	0.28	0.21
Third Quarter ended December 31, 2010	0.37	0.21
Second Quarter ended September 30, 2010	0.30	0.03
First Quarter ended June 30, 2010	0.05	0.02

 As of June 21, 2012, we have 184,467,187 shares of our common stock issued and outstanding, of which 137,438,961 shares are restricted.  The closing price of our common stock on June 21, 2012 was $0.09.

                Holders

At of the date of this report, we have approximately 185 holders of record of our common stock.

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

Critical Accounting Policies

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $158,907 and $416,415 as of March 31, 2012 and 2011 respectively.  Equipment under construction at March 31, 2012 comprises Cone 1709, Conveyor Belts, Crusher, Equipment Fabrication Materials, Hopper, Sand Drill/Gold Separator, Screen Plant, Skid Mounted Mill and Survey Winch Marine.

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

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. Additionally the Company expenses as incurred all maintenance and exploration property costs. No impairment of mineral property costs have been recorded for the years ended March 31, 2012 and 2011.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2012 and 2011, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2012 and 2011 and for the period from September 18, 2009 (exploration stage entry) through March 31, 2012. All amounts herein are in U.S. dollars.

Year Ended March 31, 2012 Compared with the Year Ended March 31, 2011 and September 18, 2009 (exploration Stage Entry) through March 31, 2012

We had a net loss during the year ended March 31, 2012 of $1,511,932 compared to a net loss of 1,832,779 during the same period in 2011.  We had a cumulative net loss of $4,303,287 for the period from September 18, 2009 (Exploration Stage Entry) through March 31, 2012.  The decrease in net loss are attributable the increase in revenue and decreases in general and administration expense and stock-based compensation.

Revenue

For the year ended March 31, 2012, we had revenues of $239,911 compared to $21,000 for the year ended March 31, 2011.  We recorded revenues of $260,911 for the cumulative period from September 18, 2009 (Exploration Stage Entry) through March 31, 2012.  The revenues of $239,911 for the year ended March 31, 2012, are from our mining and salvage operations.

Operating Expenses

Total operating expenses increased to $1,698,898 during the year ended March 31, 2012, compared to $1,824,646 for the year ended March 31, 2011.  Total operating expenses for the period from September 18, 2009 (exploration stage entry) through March 31, 2012 were $4,458,987.  The increase in operating expenses for each of these periods was due to our expansion into the mining industry through the exploration activities of its properties and administration costs.  In addition, we have had substantial expenses relating to its submarine cable salvage operations, including a loss on the sale of Tugboat “Caleb”..

Other Income (Expense)

We incurred $52,945 of interest expense during the year ended March 31, 2012 compared to $29,133 during the same period in 2011. The increase is attributable to our borrowings during the year ended March 31, 2012 to further and establish our operations.

Liquidity and Capital Resources

The Company had cash on hand of $- and $109,142 at March 31, 2012 and 2011, respectively.  The decrease in cash is primarily due our net loss of $1,464,786 and expenditures on equipment and mineral properties.

Our equipment increased to $1,131,097 at March 31, 2012, compared to $913,048 at March 31, 2011. The increase in equipment is largely due to the completion of projects previously reported as equipment under construction.  This increase was partially offset by the sale of Tugboat “Caleb”.

Equipment under construction decreased to $158,907 at March 31, 2012, compared to $416,415 at March 31, 2011.  The decrease was due to the completion in construction of various items equipment transferred to Mexico during fiscal 2012. Our equipment under construction represents our process of fabricating and modifying equipment relating to mining and salvage operations.  We anticipate equipment under construction will be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Our mineral properties increased to $682,374 at March 31, 2012, compared to $451,569 at March 31, 2011.

Total assets increased to $1,980,797 at March 31, 2012, compared to $1,896,158 at March 31, 2011.  The majority of the increased assets related to expenditures on equipment and mineral properties during the year ended March 31, 2012.

Our total liabilities decreased to $1,303,029 at March 31, 2012, compared to $1,554,654 as of March 31, 2011.  This total includes current liabilities of $1,266,171 and long-term liabilities of $36,858 as of March 31, 2012.  At March 31, 2011, current liabilities totaled $1,360,512 and long-term liabilities totaled $194,142.

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

Future goals

The Caborca Properties have become our primary focus after our installation of a small placer recovery plant to conduct tests on prospective placer areas and determine the viability of the placer deposits while we conducted evaluations of the other Mexico properties.  The positive results of the placer mining project quickly became interesting and began to show a cash flow which allowed the project to become a breakeven endeavor. The decision was then made to add additional equipment which also was successful and will allow the continuation of mining operations of the placer deposits.

The Company has now scheduled the installation of a crushing/milling recovery plant for the high grade Julio quartz deposit as a result of the values of the assay analysis from the deposit which range from .250 to 5.5 ounces of gold per ton. This equipment should be in place and operational by August, 2012.

 Therefore, our goal for the current year is to increase the cash flow of the placer mining operation, continue the drilling program begun during 2011, initialize mining operations on the Julio quartz deposit while we conduct a thorough geological study by an independent geological firm of the future potential of other vein deposits located near the Julio deposit.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2012, the Company's internal control over financial reporting was not effective.

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

Item 9B.  Other Information.

During the year, the Company began the first phase of its Cable Recovery Project in Alaskan waters. The cable which was recovered was smaller diameter cable which was excellent for testing the recovery equipment and vessels.  The Company has re-evaluated the project and plans to conduct exploration activities in an attempt to identify larger cable. Should those activities identify any cable suitable for salvage operations, the Company would determine the proper title and ownership of the cable and once such title is determined act accordingly as to whether or not a recovery operation is warranted.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2012, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Paul D.Thompson	2012	0	0	0	0	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2011	0	0	0	0	0	0	0	0

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 179,401,712 issued and outstanding shares of our common stock as of March 31, 2012, by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Paul D. Thompson (1)	76,904,175(2)	43%

All Officers and Directors as Group	76,904,175	43%

Total	76,904,175	43%

(1)           1805 N. Carson Street, Suite 150, Carson City, NV 89701.
(2)           Includes 24,677,903 shares held by Mr. Thompson individually, 42,500,000 shares held by TaurusGold, Inc., 9,312,500 shares held by Mexus Gold Mining S.A. C.V. and 413,772 shares held byMexus Gold International

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this registration statement and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this registration statement.

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

Transactions with Promoters

None.

Item 14. Principal Accounting Fees and Services
    Appointment of Auditors

Our Board of Directors selected De Joya Griffith & Company, LLC (“De Joya”) as our auditors for the years ended March 31, 2011 and 2012.

    Audit Fees

De Joya billed us $33,750 in audit fees during the year ended March 31, 2012.

De Joya billed us $5,000 in audit fees during the year ended March 31, 2011.

    Audit-Related Fees

            We did not pay any fees to De Joya for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2011 and 2012.

    Tax and All Other Fees

We did not pay any fees to De Joya for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2011 and 2012.

    Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by De Joya  and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2011 and March 31, 2012, and for the year then ended, none of the hours expended on De Joya’s engagement to audit those financial statements were attributed to work by persons other than De Joyas full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012 and 2011and from September 18, 2009 to March 31, 2012

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2012 and 2011 and from September 18, 2009 to March 31, 2012

Statements of Cash Flows for the years ended March 31, 2012 and 2011 and from September 18, 2009 to March 31, 2012

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

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer Chief Financial Officer Principal Accounting Officer President Secretary Director	June 29, 2012

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Mexus Gold US

We have audited the accompanying consolidated balance sheets of Mexus Gold US (An Exploration Stage Company) (the “Company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and for the period from exploration stage re-entry date (September 18, 2009) to March 31, 2012. Mexus Gold US’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexus Gold US as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, and for the period from exploration stage re-entry date (September 18, 2009) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
June 26, 2012

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Audited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Audited)
	March 31, 2012	March 31, 2011
ASSETS
CURRENT ASSETS
Cash	$-	$109,142
Prepaid and other assets	8,419	5,984
TOTAL CURRENT ASSETS	8,419	115,126

FIXED ASSETS
Equipment, net of accumulated depreciation	1,131,097	913,048
TOTAL FIXED ASSETS	1,131,097	913,048

OTHER ASSETS
Equipment under construction	158,907	416,415
Mineral properties	682,374	451,569
TOTAL OTHER ASSETS	841,281	867,984

TOTAL ASSETS	$1,980,797	$1,896,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$96,561	$53,805
Accounts payable – related party	52,637	86,675
Advance from Powercom Services Inc.	800,000	800,000
Notes payable	199,747	347,000
Notes payable - related party	115,942	71,893
Loan payable	1,284	1,139
TOTAL CURRENT LIABILITIES	1,266,171	1,360,512

LONG TERM LIABILITIES
Notes payable, net of current portion	-	156,000
Loan payable, net of current portion	36,858	38,142
TOTAL LONG TERM LIABILITIES	36,858	194,142
TOTAL LIABILITIES	1,303,029	1,554,654

STOCKHOLDERS’ EQUITY
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share
500,000,000 shares of common stock, $0.001 par value per share
Issued and outstanding
375, 000 shares of Series A Convertible Preferred Stock (0 – March 31, 2011)	375	-
179,381,712 shares of common stock (161,117,595 - March 31, 2011)	179,382	161,118
Additional paid-in capital	5,381,846	3,464,937
Share subscriptions payable	67,893	155,245
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(4,303,287)	(2,791,355)
TOTAL STOCKHOLDERS’ EQUITY	677,768	341,504
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,980,797	$1,896,158

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

			For the Period from exploration
			stage re-entry
	Year ended	Year ended	(September 18, 2009) to
	March 31, 2012	March 31, 2011	March 31, 2012
REVENUES

Revenues	$239,911	$21,000	$260,911
Total revenues	239,911	21,000	260,911

EXPENSES
General and administrative	705,080	1,048,469	1,868,993
Exploration costs	561,926	170,124	829,580
Stock-based compensation	303,619	612,433	1,662,782
Loss (gain) on sale of equipment	128,273	(6,380)	119,878
Total expenses	1,698,898	1,824,646	4,481,233

OTHER INCOME (EXPENSE)
Interest expense	(52,945)	(29,133)	(82,965)

NET LOSS	$(1,511,932)	$(1,832,779)	$(4,303,287)

BASIC LOSS PER COMMON SHARE
	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC

	165,769,742	152,341,689
The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from Exploration Stage re-entry (September 18, 2009) to March 31, 2012
(Audited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Share Subscription Payable	Accumulated Deficit	Deficit Accumulated During Exploration Stage	Total
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance, September 18, 2009	-	$-	-	$-	136,614,000	$136,614	$-	-	$(648,441)	$-	$(511,827)

Forgiveness of debt by related party and Cancellation of shares for cash	-	-	-	-	(129,025,000)	(129,025)	540,127	-	-	-	411,102
Shares issued for services	-	-	-	-	12,225,000	12,225	734,525	-	-	-	746,750
Shares issued for equipment	-	-	-	-	40,213,846	40,214	27,587	-	-	-	67,800
Shares issued for cash	-	-	-	-	44,389,833	44,390	175,564	-	-	-	219,954
Shares issued for options on mineral properties	-	-	-	-	250,000	250	-	-	-	-	250
Shares issued to Mexus Gold Mining S.A. de C.V.	-	-	-	-	40,000,000	40,000	2,180,000	-	-	-	2,220,000
Deemed Distribution to Mexus Gold Mining S.A. de C.V.	-	-	-	-	-	-	(2,220,000)	-	-	-	(2,220,000)
Share subscription payable	-	-	-	-	-	-	-	20,000	-	-	20,000
Net loss	-	-	-	-	-	-	-	-	-	(958,576)	(958,576)
Balance, March 31, 2010	-	$-	-	$-	144,667,679	$144,668	$1,437,803	$20,000	$(648,441)	$(958,576)	$(4,546)

Shares issued for services	-	-	-	-	5,337,500	5,338	607,095	-	-	-	612,433
Shares issued for equipment	-	-	-	-	2,981,464	2,981	320,970	-	-	-	323,951
Shares issued for cash	-	-	-	-	6,630,952	6,631	820,069	-	-	-	826,700
Shares issued for options on mineral properties	-	-	-	-	1,500,000	1,500	279,000	-	-	-	280,500
Share subscription payable	-	-	-	-	-	-	-	155,245	-	-	135,245
Net loss	-	-	-	-	-	-	-	-	-	(1,832,779)	(1,832,779)
Balance, March 31, 2011	-	$-	-	$-	161,117,595	$161,118	$3,464,937	$155,245	$(648,441)	$(2,791,355)	$341,504
Shares issued for services and supplies	-	-	-	-	2,671,367	2,671	272,460	-	-	-	275,131
Shares issued for equipment	-	-	-	-	955,034	955	165,236	-	-	-	166,191
Shares issued for cash	-	-	-	-	12,651,914	12,652	1,069,093	-	-	-	1,081,745
Shares issued for mineral properties	-	-	-	-	750,000	750	149,250	-	-	-	150,000
Shares issued for payments of loans, accounts payable and accrued interest	-	-	375,000	375	1,235,802	1,236	260,870	-	-	-	262,481
Share subscription payable	-	-	-	-	-	-	-	(87,352)	-	-	(87,352)
Net loss	-	-	-	-	-	-	-	-	-	(1,511,932)	(1,511,932)
Balance, March 31, 2011	-	$-	375,000	375	$179,381,712	$179,382	$5,381,846	$67,893	$(648,441)	$(4,303,287)	$677,768

	The accompanying notes are an integral part of these financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	Year ended March 31, 2012	Year ended March 31, 2011	For the Period from exploration stage re-entry (September 18, 2009) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,511,932)	$(1,832,779)	$(4,303,287)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	221,404	95,050	319,637
Loss (gain) on sale of equipment	128,273	(6,380)	119,877
Loss on settlement of accounts payable	11,000	-	11,000
Stock-based compensation	275,132	612,433	1,634,315
Stock issued for interest	26,020	3,000	29,020
Change in operating assets and liabilities:
Increase in prepaid and other assets	(2,435)	(5,984)	(8,419)
Increase in accounts payable and accrued liabilities	34,218	106,409	156,764

NET CASH USED IN OPERATING ACTIVITIES	(818,320)	(1,028,251)	(2,041,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(149,793)	(661,147)	(822,190)
Purchases of equipment under construction	(135,223)	(253,068)	(418,828)
Mineral properties	(80,805)	(141,318)	(251,624)
Proceeds from sale of equipment	26,989	-	76,989

NET CASH USED IN INVESTING ACTIVITIES	(338,832)	(1,055,533)	(1,415,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	150,319	467,000	649,819
Payment on notes payable	(141,312)	-	(141,312)
Payment on loans payable	(1,139)	-	(1,139)
Advances from related party	65,340	37,459	127,426
Payment on advances from related party	(19,091)	-	(19,091)
Advance from Powercom Services Inc.	-	800,000	800,000
Proceeds from issuance of common stock	1,081,245	776,700	1,992,945
Share subscriptions payable	(87,352)	110,745	43,393

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,058,128	2,191,904	3,462,159

(DECREASE) INCREASE IN CASH	(109,142)	108,120	(4,705)

CASH, BEGINNING OF PERIOD	109,142	1,022	4,705

CASH, END OF PERIOD	$-	$109,142	$-

Supplemental disclosure of cash payments:
Interest paid	$12,340	$-	$12,340
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for notes payable	$195,260	$-	$195,260
Shares issued for advances related party	$2,200	$-	$2,200
Shares issued for accounts payable, including related party	$39,000	$-	$39,000
Deferred gain on equipment	$-	$-	$46,000
Shares issued for equipment purchase	$161,691	$31,500	$193,191
Shares issued for equipment under construction	$5,000	$-	$5,000
Shares issued for mineral property	$150,000	$-	$150,000
Asset relinquished to settle debt	$108,000	$-	$108,000
Asset given as settlement of payable	$6,500	$-	$6,500
Loan for equipment	$-	$39,546	$43,046
The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
March 31, 2012 and 2011
(Audited)

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $648,441 and an accumulated deficit since entry into the exploration stage of $4,303,287 at March 31, 2012. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight line basis over their expected useful lives as follows (see Note 6):

Mining tools and equipment                7 years
Watercraft                                               7 years
Vehicles                                                   3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $158,907 and $416,415 as of March 31, 2012 and 2011 respectively.  Equipment under construction at March 31, 2012 comprises Cone 1709, Conveyor Belts, Crusher, Equipment Fabrication Materials, Hopper, Sand Drill/Gold Separator, Screen Plant, Skid Mounted Mill and Survey Winch Marine.

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

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method. Additionally, the Company expenses as incurred all maintenance and exploration property costs. No impairment of mineral property costs have been recorded for the years ended March 31, 2012 and 2010.

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data of the fair value of the assets or liabilities.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2012 and 2010, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2012 and 2011, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

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

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fourth quarter of fiscal 2012, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

4.	MINERAL PROPERTIES AND EXPLORATION COSTS

The following is a continuity of mineral property acquisition costs capitalized on the consolidated balance sheet:
	Balance March 31, 2010 $	Cash Payments $	Stock-Based Payments $	Balance March 31, 2011 $	Cash Payments $	Stock-Based Payments $	Balance March 31, 2012 $

Linda Mining District (a)	4,351	5,650	110,000	120,001	10,655	20,000	150,656
Ures (b)	25,400	85,468	-	110,88	59,500	-	170,368
Corborca (c)	-	50,200	170,500	220,700	10,650	130,000	361,350
	29,751	14,318	280,500	451,569	80,805	150,000	682,374

The following is a continuity of exploration costs expensed in the consolidated statements of operations:

	Balance March 31, 2010 $	Cash Payments $	Stock-Based Payments $	Balance March 31, 2011 $	Cash Payments $	Stock-Based Payments $	Balance March 31, 2012 $

Linda Mining District (a)	-	-	-	-	-	-	-
Ures (b)	97,530	110,750	-	208,280	280,963	121,272	609,803
Corborca (c)	-	59,374	-	59,374	280,963	121,272	460,896
	97,530	170,124	-	267,654	561,926	242,544	1,072,124

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

4.	EQUIPMENT

	Cost	Accumulated Depreciation	March 31, 2012 Net Book Value	March 31, 2011 Net Book Value
Mining tools and equipment	511,308	65,010	446,298	122,508
Watercraft	826,393	161,010	665,383	773,977
Vehicles	34,635	15,209	19,416	16,563

	1,372,326	241,22	1,131,097	913,048

6.	ACCOUNTS PAYABLE – RELATED PARTIES

During the year ended March 31, 2012 and 2011, the Company incurred rent expense payable to Paul D. Thompson, the sole director and officer of the Company, of $45,600 and $59,400, respectively.  At March 31, 2012 and 2011, $0 and $46,400 for this obligation is outstanding, respectively.

At March 31, 2012 and 2011, the Company has an outstanding payable balance for rent due to G.K.’s Gym, Inc. of $0 and $9,600, which is owned by the parents of Philip E. Koehnke, the former majority shareholder of the Company.

At March 31, 2012 and 2011, the Company has an outstanding obligation of $52,637 and 24,637, respectively, due to Philip E. Koehnke APC, the former majority shareholder of the Company, for legal fees.

At March 31, 2012 and 2011, the Company has an outstanding obligation of $0 and $6,038, respectively, due to Philip E. Koehnke, the former majority shareholder of the Company, related to an asset purchase agreement.

7.	ADVANCE FROM POWERCOM SERVICES INC.

On July 8, 2010, the Company entered into a Project Management Agreement with Powercom Services, Inc (“Powercom”). Pursuant to the terms of the Agreement, Powercom will assist the Company with cable salvaging operations and receive a percent of the profit from the sale of the salvaged cable. In addition, Powercom has agreed to loan the Company up to $800,000 for the administration and development of the cable salvaging project. As of March 31, 2012 Powercom has advanced to the Company a total of $800,000. Under the terms, the advance is required to be paid in full without interest out of the proceeds from the first shipment of cable brought to port by the Company. The advances are for the purpose of funding the installation and cable pulling apparatus on the cable recovery barge operated by the Company.

8.	NOTES PAYABLE

On September 30, 2009, March 15, 2010 and June 25, 2010 the Company entered into unsecured loan agreements with Francis Stadelman in the amounts of $10,000, $8,000 and $5,000 with interest payable of 8%, 6.5% and 10%, respectively, which were due in six months. On May 6, 2011, the Company issued 63,728 shares of common stock to fully pay the promissory notes and accrued interest totalling $24,021 in full.

On December 22, 2009, the Company entered into an unsecured promissory note agreement with Mr. Williams in the amount of $7,500 with interest payable at 8% per annum and due on demand. On October 21, 2011, the Company issued 68,182 shares of common stock payable valued at $7,500 ($0.11 per share) to pay the promissory note in full.

On February 16, 2010, the Company entered into an unsecured promissory note agreement with Martin Wisby in the amount of $3,000 with interest payable at 8% per annum and due on demand.

On February 22, 2010, the Company entered into an unsecured demand note agreement with Roy Riley in the amount of $5,000 which is due on demand and without interest.  In July 2011, the note was paid in full personally by Paul Thompson, the sole officer and director of the Company.

On August 26, 2010, the Company entered into an unsecured note payable agreement with Brian Farcy in the amount of $150,000 with interest payable at 4.5 % per annum and monthly principal payments of $3,000 commencing October 1, 2010. The Company made $42,000 (March 31, 2011 - $18,000) in payments towards principal on this note in cash. The remaining principal of $108,000 plus accrued interest was paid in full in February 2012 by sale of Tugboat “Caleb” to the note holder.  The Company recorded a loss on sale of the tugboat of $125,197.

On September 1, 2010, the Company entered into an unsecured promissory note agreement to purchase Barge ITB230 with Island Tug & Barge Co. in the amount of $240,000 with interest payable at 6% per annum and four payments of $60,000 plus accrued interest due on March 1, 2011, September 1, 2011, March 1, 2012 and September 1, 2012. As of March 31, 2012, the Company made payments $120,000 towards principal and $120,000 was outstanding at March 31, 2012 (March 31, 2011 - $180,000).

On October 6, 2010, the Company entered into an unsecured loan agreement in the amount of $100,000 with William McCreary, interest payable at 6.5% per annum and due on October 6, 2011. This note may be repaid in Company stock or cash, at the option of the note holder. On May 23, 2011, the Company issued 454,545 shares of common stock payable valued at $100,000 ($0.20 per share) to pay the note in full.

On February 18, 2011, the Company entered into an unsecured promissory note agreement to Lorna D. Seals in the amount of $50,000 with interest at 12% per annum payable monthly and principal due on January 17, 2012.  At March 31, 2012 and 2011, $39,288 and $50,000, respectively, of principal was outstanding.

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

On December 19, 2011, the Company made an unsecured Promissory Note Agreement with Francis Stadelman in the amount of $30,000 at eight percent interest with a payment of $10,500 due no later than January 1, 2012 and two remaining payments of $11,000 due no later than February 1, 2012 and March 1, 2012. As of March 31, 2012 the Company made all three scheduled payments.

On March 28, 2012, the Company entered into an unsecured promissory note agreement with GJB Enterprise in the amount of $10,000.  The note has no specific terms of repayment.  A finance charge of $3,000 is due upon payment.

Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of March 31, 2012. The default rate on the note is eight percent.

On February 18, 2011, the Company entered into an unsecured promissory note agreement to Lorna D. Seals in the amount of $50,000 with interest payable monthly and principal due on January 17, 2012.  As of March 31, 2012, the Company has not paid the principle balance and is in default on this note.  Of the $50,000 principle balance, $39,288 remains outstanding.  The default rate on the note is eighteen percent.

9.	NOTES PAYABLE – RELATED PARTY

These notes are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company and are due to Paul D. Thompson, the sole director and officer of the Company.  As of March 31, 2012 and 2011, Notes payable – related party totalled $115,942 and $71,893, respectively.

10.	LOAN PAYABLE

On January 25, 2011, the Company entered into an agreement to purchase a vessel for $45,866 payable in $1,000 in cash, 22,727 shares of common stock of the Company valued at $5,341 and 172 monthly payments of $483 with no stated interest rate.  The agreement to facilitate the purchase is contracted at an interest rate substantially below market rates for similar types of vessels.   Accordingly, the Company imputed a discount of $43,472 at a market interest rate of 12% in accordance FASB ASC 835, “Interest”.

11.	STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2012 and 2011:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, zero shares issued and outstanding at March 31, 2012 and 2011, respectively.

Series A Convertible Preferred Stock, $.001 par value share; 1,000,000 shares authorized: 375,000 and 0 shares issued and outstanding at March 31, 2012 and 2011, respectively.

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

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 179,381,712 and 161,117,595 shares issued and outstanding at March 31, 2012 and 2011, respectively.

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

Year Ended March 31, 2012

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

On December 20, 2011, the Company issued 107,142 shares of common stock to satisfy obligations under share subscription agreements for equipment valued at $7,500 included in share subscription payable.

On January 25, 2012, the Company issued 833,333 shares of common stock to satisfy obligations under share subscription agreements for $50,000 in cash included in share subscription payable.

On February 10, 2012, the Company issued 2,538,461 shares of common stock to satisfy obligations under share subscription agreements for $200,000 in cash included in share subscription payable.

On February 17 2012, the Company issued 1,755,332 shares of common stock to satisfy obligations under share subscription agreements for $57,000 in cash and services and equipment valued $49,444 included in share subscription payable.

On February 29 2012, the Company issued 510,633 shares of common stock to satisfy obligations under share subscription agreements for services and accounts payable valued $49,510 at included in share subscription payable.

On March 30 2012, the Company issued 5,883,333 shares of common stock to satisfy obligations under share subscription agreements for $215,000 in cash and services and interest payable valued $125,500 included in share subscription payable.

Share Subscriptions Payable

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

On January 12, 2012, the Company issued 250,000 shares of common stock payable for services valued at $17,500 ($0.07 per share).

On January 13, 2012, the Company issued 41,666 shares of common stock payable for services valued at $2,708 ($0.065 per share).

On January 25, 2012, the Company received $50,000 in cash in exchange for a common stock payable of 833,333 shares of common stock ($0.06 per share).

On January 27, 2012, the Company issued 250,000 shares of common stock payable for services valued at $17,500 ($0.07 per share).

On February 1, 2012, the Company issued 125,000 shares of common stock payable for services valued at $10,000 ($0.08 per share).

On February 3, 2012, the Company received $215,000 in cash in exchange for a common stock payable of 4,300,000 shares of common stock ($0.05 per share).

On February 6, 2012, the Company issued 575,000 shares of common stock payable for services valued at $37,950 ($0.066 per share).

On February 8, 2012, the Company issued 103,000 shares of common stock payable for equipment valued at $6,200 ($0.06 per share).

On February 17, 2012, the Company received $25,000 in cash in exchange for a common stock payable of 500,000 shares of common stock ($0.05 per share).

On February 21, 2012, the Company issued 250,000 shares of common stock payable for services valued at $24,750 ($0.099 per share).

On February 27, 2012, the Company issued 260,633 shares of common stock payable valued at $24,760 ($0.095 per share) to pay accounts payable valued at $15,638.  On February 29, 2012, the Company issued shares in satisfaction of the payable.

On February 28, 2012, the Company received $10,000 in cash in exchange for a common stock payable of 200,000 shares of common stock ($0.05 per share).

March 8, 2012, the Company reimbursed $3,400 in cash for a common stock payable of 17,000 shares of common stock ($0.20 per share).

On March 15, 2012, the Company issued 1,000,000 shares of common stock payable for services valued at $85,000 ($0.085 per share).

On March 20, 2012, the Company issued 83,333 shares of common stock payable to pay interest payable valued at $7,500 ($0.09 per share).

On March 21, 2012, the Company issued 150,417 shares of common stock payable for services valued at $13,538 ($0.09 per share).

12.	RELATED PARTY TRANSACTIONS

During the years ended March 31, 2012 and 2011, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company
Rent expense – Note 6
Notes Payable – Note 9

Philip E. Koehnke, former majority shareholder of the Company
Rent expense – Note 6
Legal fees – Note 6

13.	INCOME TAXES

The following table presents income before taxes and income tax expense as well as the taxes charged to stockholders equity:

Year Ended                          Year Ended
                                                                                                   March 31, 2012                   March 31, 2011

             Net loss before taxes                                                                                $     (1,511,931)                 $          (1,832,779)

            Income tax expense charged to loss before taxes                                 $                     -                   $                           -

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

Year Ended                          Year Ended
                                                                                                                                      March 31, 2012                   March 31, 2011

Expected tax expense (recovery)                                                              $     (529,176)                     $            (641,473)
Share-based payments                                                                                       146,188                                      214,352
    Change in valuation allowance                                                                         422,909                                      427,121

                $                 -                       $                         -

At March 31, 2012 and 2011, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $887,000 and $504,000, respectively, which may be applied against future taxable income, if any, at various times through 2032. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2012 and 2011.

The tax years 2012, 2011 and 2010 remain open to examination by the major taxing jurisdictions in which the Company operates.  The Company expects no material changes to unrecognized tax positions within the next twelve months.

14.	SUBSEQUENT EVENTS

During April 2012, the Company received $85,500 in cash in exchange for a common stock payable of 1,425,000 shares of common stock ($0.06 per share).

During April 2012, the Company issued 334,250 shares of common stock payable for services valued at $6,467 ($0.02 per share).

During May 2012, the Company received $115,003 in cash in exchange for a common stock payable of 2,116,735 shares of common stock ($0.06 per share).
During May 2012, the Company issued 183,333 shares of common stock payable for equipment valued at $15,000 ($0.08 per share).

During May 2012, the Company issued 142,857 shares of common stock payable for services valued at $10,000 ($0.07 per share).

During May 2012, the Company issued 583,333 shares of common stock payable in satisfaction of notes payable and accrued interest valued at $35,000 ($0.06 per share).

On May 18, 2012, the Company issued 1,425,000 shares of common stock to satisfy obligations under share subscription agreements for $85,500 in cash included in share subscriptions payable.

On May 21, 2012, the Company issued 873,333 shares of common stock to satisfy obligations under share subscription agreements for $37,877 in services, $20,000 in cash, and $3,000 in equipment included in share subscription payable.

During June 2012, the Company received $67,500 in cash in exchange for a common stock payable of 1,350,000 shares of common stock ($0.05 per share).

On June 11, 2012, the Company issued 2,766,700 shares of common stock to satisfy obligations under share subscription agreements for $152,501 in cash included in share subscriptions payable.