Form 10-K/A
period 2012-03-31
Mexus Gold US
filed 2012-07-02
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Amendment #1

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

(1) 1805 N. Carson Street, Suite 150, Carson City, NV 89701.
(2) Includes 24,677,903 shares held by Mr. Thompson individually, 42,500,000 shares held by TaurusGold, Inc., 9,312,500 shares held by Mexus Gold Mining S.A. C.V. and 413,772 shares held by Mexus Gold International

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this registration statement and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this registration statement.

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

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer Chief Financial Officer Principal Accounting Officer President Secretary Director	July 2, 2012

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

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Audited)

	March 31, 2012	March 31, 2011
ASSETS
CURRENT ASSETS
Cash	$ -	$ 109,142
Prepaid and other assets	8,419	5,984
TOTAL CURRENT ASSETS	8,419	115,126

FIXED ASSETS
Equipment, net of accumulated depreciation	1,131,097	913,048
TOTAL FIXED ASSETS	1,131,097	913,048

OTHER ASSETS
Equipment under construction	158,907	416,415
Property costs	682,374	451,569
TOTAL OTHER ASSETS	841,281	867,984

TOTAL ASSETS	$ 1,980,797	$ 1,896,158

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 96,561	$ 53,805
Accounts payable - related party	52,637	86,675
Advance from Powercom Services	800,000	800,000
Notes payable	199,747	347,000
Note payable - related party	115,942	71,893
Loan payable	1,284	1,139
TOTAL CURRENT LIABILITIES	1,266,171	1,360,512

LONG TERM LIABILITIES
Notes payable, net of current portion	-	156,000
Loan payable, net of current portion	36,858	38,142
TOTAL LONG TERM LIABILITIES	36,858	194,142
TOTAL LIABILITIES	1,303,029	1,554,654

SHAREHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share
500,000,000 shares of common stock, $0.001 par value per share
Issued and outstanding
375,000 shares of Series A Convertible Preferred Stock (0 - March 31, 2011)	375	-
179,381,712 shares of common stock (161,117,595 - March 31, 2011)	179,382	161,118
Additional paid in capital	5,381,846	3,464,937
Share subscription payable	67,893	155,245
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(4,303,287)	(2,791,355)
TOTAL SHAREHOLDERS EQUITY	677,768	341,504

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	1,980,797	1,896,158

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

			For the Period from
			exploration stage re-entry
	Year Ended	Year Ended	(September 18, 2009) to
	March 31, 2012	March 31, 2011	March 31, 2012
REVENUES
Revenues	$ 239,911	$ 21,000	$ 260,911
Total revenues	239,911	21,000	260,911

Expenses
General and administrative	705,080	1,048,469	1,868,993
Exploration costs	561,926	170,124	829,580
Stock-based expense	303,619	612,433	1,662,782
Loss (gain) on sale of equipment	128,273	(6,380)	119,878
Total operating expenses	1,698,898	1,824,646	4,481,233

OTHER INCOME (EXPENSE)
Interest expense	(52,945)	(29,133)	(82,965)

NET LOSS	$ (1,511,932)	$ (1,832,779)	$ (4,303,287)

BASIS LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING-
BASIC	165,769,742	152,341,689

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from Exploration Stage re-entry (September 18, 2009) to March 31, 2012
(Audited)

	Preferred Stock		Series A Preferred Stock		Common Stock		Additional	Share		Deficit Accumulated During	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription Payable	Accumulated Deficit	Exploration Stage	Shareholders' Deficit
Balance, September 18, 2009	-	$ -	-	$ -	136,614,000	$ 136,614	$ -		$ (648,441)	$ -	$ (511,827)

Forgiveness of debt by related party and Cancellation of shares for cash	-	-	-	-	(129,025,000)	(129,025)	540,127	-	-	-	411,102
Shares issued for services	-	-	-	-	12,225,000	12,225	734,525	-	-	-	746,750
Shares issued for equipment	-	-	-	-	40,213,846	40,214	27,587	-	-	-	67,801
Shares issued for cash	-	-	-	-	44,389,833	44,390	175,564	-	-	-	219,954
Shares issued for options on mineral properties	-	-	-	-	250,000	250	-	-	-	-	250
Shares issued to Mexus Gold Mining S.A. de C.V.	-	-	-	-	40,000,000	40,000	2,180,000	-	-	-	2,220,000
Deemed Distribution to Mexus Gold Mining S.A. de C.V.	-	-	-	-			(2,220,000)	-	-	-	(2,220,000)
Share subscription payable	-	-	-	-	-	-	-	20,000	-	-	20,000
Net loss	-	-	-	-	-	-	-	-	-	(958,576)	(958,576)
Balance at March 31, 2010	-	$ -	-	$ -	144,667,679	$ 144,668	$ 1,437,803	$ 20,000	$ (648,441)	$ (958,576)	$ (4,546)

Shares issued for services	-	-	-	-	5,337,500	5,338	607,095	-	-	-	612,433
Shares issued for equipment	-	-	-	-	2,981,464	2,981	320,970	-	-	-	323,951
Shares issued for cash	-	-	-	-	6,630,952	6,631	820,069	-	-	-	826,700
Shares issued for options on mineral properties	-	-	-	-	1,500,000	1,500	279,000	-	-	-	280,500
Share subscription payable	-	-	-	-	-	-	-	135,245	-	-	135,245
Net loss	-	-	-	-	-	-	-	-	-	(1,832,779)	(1,832,779)
Balance at March 31, 2011	-	$ -	-	$ -	161,117,595	$ 161,118	$ 3,464,937	$ 155,245	$ (648,441)	$ (2,791,355)	$ 341,504

Shares issued for services and supplies	-	-	-	-	2,671,367	2,671	272,460	-	-	-	275,131
Shares issued for equipment	-	-	-	-	955,034	955	165,236	-	-	-	166,191
Shares issued for cash	-	-	-	-	12,651,914	12,652	1,069,093	-	-	-	1,081,745
Shares issued for mineral properties	-	-	-	-	750,000	750	149,250	-	-	-	150,000
Shares issued for payments of loans, accounts payable and accrued interest	-	-	375,000	375	1,235,802	1,236	260,870	-	-	-	262,481
Share subscription payable	-	-	-	-	-	-	-	(87,352)	-	-	(87,352)
Net loss	-	-	-	-	-	-	-	-	-	(1,511,932)	(1,511,932)
Balance, March 31, 2011	-	$ -	375,000	$ 375	179,381,712	$ 179,382	$ 5,381,846	$ 67,893	$ (648,441)	$ (4,303,287)	$ 677,768

The accompanying notes are an integral part of these consolidated financial statements.

Mexus Gold US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

			For the Period from
			exploration stage
	Year ended	Year ended	re-entry (September 18,
	March 31, 2012	March 31, 2011	2009) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,511,932)	$ (1,832,799)	$ (4,303,287)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	221,404	95,050	319,637
Loss (gain) on sale of equipment	128,273	(6,380)	119,877
Loss on settlement of accounts payable	11,000	-	11,000
Stock-based compensation	275,132	612,433	1,634,315
Stock issued for interest	26,020	3,000	29,020
Changes in operating assets and liabilities:
Increase in prepaid and other assets	(2,435)	(5,984)	(8,419)
Increase in accounts payable and accrued liabilities	34,218	106,409	156,764
NET CASH USED IN OPERTATING ACTIVITIES	(818,320)	(1,028,271)	(2,041,093)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(149,793)	(661,147)	(822,190)
Purchase of equipment under construction	(135,223)	(253,068)	(418,828)
Purchase of mineral properties	(141,318)	(80,805)	(251,624)
Proceeds from sale of equipment	26,989	-	76,989
NET CASH USED IN INVESTING ACTIVITES	(399,345)	(995,020)	(1,415,653)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	150,319	467,000	649,819
Payment on notes payable	(141,312)	-	(141,312)
Payment on loans payable	(1,139)	-	(1,139)
Advance from related party	65,340	37,459	127,429
Payment on advances from related party	(19,091)	-	(19,091)
Advance from Powercom Services Inc.	-	800,000	800,000
Proceeds from issuance of common stock	1,081,245	776,700	1,992,945
Share subscriptions payable	(87,352)	110,745	43,393
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,048,010	2,191,904	3,452,044

(DECREASE INCREASE IN CASH	(109,142)	108,120	(4,705)
CASH, BEGINNING OF PERIOD	109,142	1,022	4,705
CASH, END OF PERIOD	$ -	$ 109,142	$ -

Supplemental disclosure of cash payments:
Interest paid	$ 12,340	$ -	$ 12,340
Taxes paid	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for notes payable	$ 195,260	$ -	$ 195,260
Shares issued for advances related party	$ 2,200	$ -	$ 2,200
Shares issued for accounts payable, including related party	$ 39,000	$ -	$ 39,000
Deferred gain on equipment	$ -	$ -	$ 46,000
Shares issued for equipment purchase	$ 161,691	$ 31,500	$ 193,191
Shares issued for equipment under construction	$ 5,000	$ -	$ 5,000
Shares issued for mineral property	$ 150,000	$ -	$ 150,000
Asset relinquished to settle debt	$ 108,000	$ -	$ 108,000
Asset given as settlement of payable	$ 65,000	$ -	$ 65,000
Loan for equipment	$ -	$ 39,546	$ 39,546

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

Year Ended March 31, 2012

On April 7, 2011, the Company issued 445,000 shares of common stock to satisfy obligations under share subscription agreements for cash, equipment and services valued at $100,500 included in share subscription payable in the consolidated financial statements at March 31, 2011.

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

During April 2012, the Company received $85,500 in cash in exchange for a subscription payable of 1,425,000 shares of common stock ($0.06 per share).

During April 2012, the Company issued a subscription payable for 334,250 shares of common stock for services valued at $6,467 ($0.02 per share).

During May 2012, the Company received $115,003 in cash in exchange for a subscription payable of 2,116,735 shares of common stock ($0.06 per share).

During May 2012, the Company issued a subscription payable for 183,333 shares of common stock for equipment valued at $15,000 ($0.08 per share).

During May 2012, the Company issued a subscription payable for 142,857 shares of common stock for services valued at $10,000 ($0.07 per share).

During May 2012, the Company issued a subscription payable for 583,333 shares of common stock  in satisfaction of notes payable and accrued interest valued at $35,000 ($0.06 per share).

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

During June 2012, the Company received $67,500 in cash in exchange for a subscription payable of 1,350,000 shares of common stock ($0.05 per share).

On June 11, 2012, the Company issued 2,766,700 shares of common stock to satisfy obligations under share subscription agreements for $152,501 in cash included in share subscriptions payable.