Form 10-Q
period 2012-06-30
Mexus Gold US
filed 2012-08-17
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Accelerated filer [ ]	Smaller reporting company [X]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 13, 2012,  189,019, 035shares of our common stock were issued and outstanding.

PART I
ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	March 31, 2012
ASSETS
CURRENT ASSETS
Cash	$ 11,896	$ -
Prepaid and other assets	5,448	8,419
TOTAL CURRENT ASSETS	17,344	8,419

FIXED ASSETS
Equipment, net of accumulated depreciation	1,259,522	1,131,097
TOTAL FIXED ASSETS	1,259,522	1,131,097

OTHER ASSETS
Equipment under construction	160,686	158,907
Property costs	757,374	682,374
TOTAL OTHER ASSETS	918,060	841,281

TOTAL ASSETS	$ 2,194,926	$ 1,980,797

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 71,330	$ 96,561
Accounts payable - related party	60,637	52,637
Advance from Powercom Services	800,000	800,000
Notes payable	173,374	199,747
Note payable - related party	119,457	115,942
Loan payable	1,323	1,284
TOTAL CURRENT LIABILITIES	1,226,121	1,266,171

LONG TERM LIABILITIES
Loan payable, net of current portion	36,512	36,858
TOTAL LONG TERM LIABILITIES	36,512	36,858
TOTAL LIABILITIES	1,262,633	1,303,029

SHAREHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share
500,000,000 shares of common stock, $0.001 par value per share
Issued and outstanding
375,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2012)	375	375
184,447,187 shares of common stock (179,381,712 - March 31, 2012)	184,452	179,382
Additional paid-in capital	5,682,783	5,381,846
Share subscription payable	262,393	67,893
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(4,549,269)	(4,303,287)
TOTAL SHAREHOLDERS EQUITY	932,293	677,768

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 2,194,926	$ 1,980,797

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period from
			exploration stage re-entry
	Three months ended June 30,		(September 18, 2009) to
	2012	2011	June 30, 2012
REVENUES
Revenues	$ 105,583	$ 5,000	$ 366,494
Total revenues	105,583	5,000	366,494

Expenses
General and administrative	174,376	131,043	2,043,369
Exploration costs	143,576	75,344	973,156
Stock-based expense	27,896	31,473	1,690,678
Loss on sale of equipment	-	-	119,878
Total operating expenses	345,848	237,860	4,827,081

OTHER INCOME (EXPENSE)
Interest expense	(5,717)	(8,787)	(88,682)

NET LOSS	$ (245,982)	$ (241,647)	$ (4,549,269)

BASIS LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING-
BASIC	181,016,800	161,771,887

The accompanying notes are an integral part of these consolidated financial statements.

Mexus Gold US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from
			exploration stage re-entry
	Three months ended June 30,		(September 18, 2009) to
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(245,982)	$(241,647)	$(4,549,269)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	57,376	43,272	377,013
Loss (gain) on sale of equipment	0	-	119,877
Loss on settlement of accounts payable	0	-	11,000
Stock-based compensation	27,896	31,473	1,662,211
Stock issued for interest	-	1,021	29,020
Changes in operating assets and liabilities:
Increase in prepaid and other assets	2,971	(760)	(5,448)
Increase in accounts payable and accrued liabilities	(38,524)	(17,301)	118,237
Increase in deferred revenue	-	100,000	-
NET CASH USED IN OPERTATING ACTIVITIES	(196,263)	(83,942)	(2,237,359)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(147,854)	(129,827)	(970,044)
Purchase of equipment under construction	(2,779)	(57,737)	(421,607)
Purchase of mineral properties	(60,000)	(25,150)	(311,624)
Proceeds from sale of equipment	-	-	76,989
NET CASH USED IN INVESTING ACTIVITES	(210,633)	(212,714)	(1,626,286)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	121,200	40,000	771,019
Payments on notes payable	(95,173)	(10,500)	(236,485)
Payments on loans payable	(307)	-	(1,446)
Advance from related party	10,488	15,000	137,917
Payments on advances from related party	(12,718)	-	(31,809)
Advance from Powercom Services Inc.	-	-	800,000
Payments on convertible note	-	(272)	-
Proceeds from issuance of common stock	395,302	-	2,388,247
Share subscriptions payable	-	157,410	43,393
NET CASH PROVIDED BY FINANCING ACTIVITIES	418,792	201,638	3,870,836

(DECREASE INCREASE IN CASH	11,896	(95,018)	7,191
CASH, BEGINNING OF PERIOD	-	109,142	4,705
CASH, END OF PERIOD	$11,896	$14,124	$11,896

Supplemental disclosure of cash payments:
Interest paid	$2,116	$156,500	$14,456
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for notes payable	$-	$-	$195,260
Shares issued for advances related party	$-	$-	$2,200
Shares issued for accounts payable, including related party	$-	$123,000	$39,000
Deferred gain on equipment	$-	$-	$46,000
Shares issued for equipment purchase	$30,554	$-	$192,245
Shares issued for equipment under construction	$-	$-	$5,000
Shares issued for mineral property	$-	$-	$150,000
Asset relinquished to settle debt	$-	$-	$108,000
Asset given as settlement of payable	$-	$-	$65,000
Loan for equipment	$-	$-	$39,546
Payables issued for mineral properties	$15,000	$-	$15,000
Payables issued for equipment	$6,393	$-	$6,393
Subscriptions payable settled by related party	$(5,745)	$-	$(5,745)
Transfer of completed equipment from equipment under construction	$1,000	$-	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2012
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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Revenue recognition

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured.

Mineral Property Rights

Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Evaluation of the carrying value of capitalized costs and any related property and equipment costs would be based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $648,441 and an accumulated deficit since entry into the exploration stage of $4,549,269 at June 30, 2012. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2013, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

5.	ACCOUNTS PAYABLE – RELATED PARTIES

During the three months ended June 30, 2012 and 2011, the Company incurred rent expense payable to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $11,400, respectively.  At June 30, 2012 and March 31, 2012, $0 and $46,400 for this obligation is outstanding, respectively and included in accounts payable.

At June 30, 2012 and March 31, 2012, the Company has an outstanding obligation of $60,637 and $52,637, respectively, due to Philip E. Koehnke APC, the former majority shareholder of the Company, for legal fees.

6.	NOTES PAYABLE – RELATED PARTY

These notes are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company and are due to Paul D. Thompson, the sole director and officer of the Company.  At June 30, 2012 and March 31, 2012, Notes payable – related party totalled $119,457 and $115,942, respectively.

7.	NOTES PAYABLE

On April 16, 2012, the Company made a Promissory Note Agreement with Francis Stadelman secured by a marine vessel (Barge ITB230) in the amount of $121,200 at six percent interest with monthly payments of $2,343. The Promissory Note is due in five years. At the option of the holder, $60,000 of the Promissory Note amount may be paid in common stock of the Company valued on a 30 day average. The proceeds from this Promissory Note were used to pay in full principal of $120,000 and total outstanding interest of $1,200 of a Promissory Note with Island Tug & Barge.  At June 30, 2012 and March 31, 2012, the balances on this note totalled $118,486 and $0, respectively.

Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At June 30, 2012 and March 31, 2012, the balances on this note totalled $2,500 and $2,500, respectively.

On February 18, 2011, the Company entered into an unsecured promissory note agreement with Lorna D. Seals in the amount of $50,000 with interest payable monthly and principal due on January 17, 2012.  As of June 30, 2012, the Company has not paid the principle balance and is in default on this note.  Of the $50,000 principle balance, $39,388 remains outstanding as of June 30, 2012.  The default rate on the note is eighteen percent.

8.	STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2012 and March 31, 2012:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 375,000 shares issued and outstanding at June 30, 2012 and March 31, 2012.

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

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 184,447,187 and 179,381,712 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively. Holders of Common Stock have one vote per share of Common Stock held.

On May 18, 2012, the Company issued 1,425,000 shares of common stock to satisfy obligations under share subscription agreements for $85,500 in cash included in share subscriptions payable.

On May 21, 2012, the Company issued 873,335 shares of common stock to satisfy obligations under share subscription agreements for $39,306 in services, $20,000 in cash, and $3,000 in equipment included in share subscription payable.

On June 11, 2012, the Company issued 2,766,700 shares of common stock to satisfy obligations under share subscription agreements for $145,002 in cash and $13,200 in equipment included in share subscriptions payable.

Common Stock Payable

During the three months ended June 30, 2012, the Company received $430,303 in cash in exchange for a subscription payable of 7,371,734 shares of common stock ($0.058 per share).

During the three months ended June 30, 2012, the Company issued a subscription payable for 352,107 shares of common stock for services valued at $27,896 ($0.079 per share).

During the three months ended June 30, 2012, the Company issued a subscription payable for 350,000 shares of common stock for equipment valued at $30,544 ($0.087 per share).

On September 1, 2010, the Company incurred an obligation to issue 75,092 shares of common stock for equipment purchased with a fair value of $5,745.  On May 31, 2012, this obligation was settled personally by Paul D. Thompson, the sole director and officer of the Company.

9.	SUBSEQUENT EVENTS

During July 2012, the Company received $172,111 in cash in exchange for a subscription payable of 2,868,515 shares of common stock ($0.06 per share).

During July 2012, the Company issued a subscription payable for 350,000 shares of common stock for services valued at $32,375 ($0.0925 per share).

On July 20, 2012, the Company issued 4,451,848 shares of common stock to satisfy obligations under share subscription agreements for $267,111 in cash included in share subscription payable.

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

Our executive offices are located at, 1805 N. Carson Street, #150, Carson City, Nevada 89701. Our telephone number is (916) 776 -2166.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three month periods ended June 30, 2012 and 2011 and for the period from September 18, 2009 (exploration stage entry) through June 30, 2012. All amounts herein are in U.S. dollars.

Three Months Ended June 30, 2012 compared with the Three Months Ended June 30, 2011 and September 18, 2009 (Exploration Stage Entry) through June 30, 2012

We had a net loss during the three months ended June 30, 2012 of $245,982 compared to a net loss of $241,647 during the same period in 2011.  We had a cumulative net loss of $4,549,269 for the period from September 18, 2009 (Exploration Stage Entry) through June 30, 2012.  This decrease in net loss is attributable to an increase in revenue from gold sales which was partially offset by an increase in exploration costs.

Revenue

For the three months ended June 30, 2012, we had revenues of $105,583 compared to $5,000 for the three months ended June 30, 2011.  We recorded revenues of $366,494 for the cumulative period from September 18, 2009 (Exploration Stage Entry) through June 30, 2012. During the three months ended December 31, we earned $103,483 from gold sales and $2,100 from scrap metal sales. The cumulative period from September 18, 2009 (Exploration Stage Entry) through June 30, 2012 includes $150,000 of revenue from an option agreement.

Operating Expenses

Total operating expenses increased to $328,548 during the three months ended June 30, 2012, compared to $237,860 for the three months ended June 30, 2011.  Total operating expenses for the period from September 18, 2009 (exploration stage entry) through June 30, 2012 were $4,827,081.  The increase in operating expenses was due to a increase in general and administrative expenses and explorations costs.

Other Income (Expense)

We incurred $5,717 of interest expense during the three months ended June 30, 2012 compared to $8,787 during the same period in 2011 and $88,682 for September 18, 2009 (Exploration Stage Entry) to June 30, 2012. The decrease is attributable to an decrease in our borrowings during the three months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2012, we had cash of $11,896 compared to $0 at March 31, 2012.  This increase in cash is primarily due to cash from proceeds from the issuance of common stock.

Our equipment increased to $1,259,522 at June 30, 2012, compared to $1,131,097 at March 31, 2012. The increase in equipment during the three months ended June 30, 2012 is due to the purchase of heavy equipment for exploration activities.

Equipment under construction increased to $160,686 at June 30, 2012, compared to $158,907 at March 31, 2012.  Our equipment under construction represents our process of fabricating and modifying equipment relating to mining and salvage operations.  We anticipate equipment under construction will be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Our mineral properties increased to $757,374 at June 30, 2012, compared to $682,374 at March 31, 2012.

Total assets increased to $2,194,926 at June 30, 2012, compared to $1,980,797 at March 31, 2012.  The majority of the increase in assets related to the purchase of equipment and mineral properties during the three months ended June 30, 2012.

Our total liabilities decreased to $1,262,633 at June 30, 2012, compared to $1,303,029 as of March 31, 2012.  This total includes current liabilities of $1,226,121 and long-term liabilities of $36,512 as of June 30, 2012.  At March 31, 2012, current liabilities totaled $1,266,171 and long-term liabilities totaled $36,858.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2012, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 18, 2012, the Company issued 1,425,000 shares of common stock to satisfy obligations under share subscription agreements for $85,500 in cash included in share subscriptions payable.

On May 21, 2012, the Company issued 873,335 shares of common stock to satisfy obligations under share subscription agreements for $39,306 in services, $20,000 in cash, and $3,000 in equipment included in share subscription payable.

On June 11, 2012, the Company issued 2,766,700 shares of common stock to satisfy obligations under share subscription agreements for $145,002 in cash and $13,200 in equipment included in share subscriptions payable.

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

On February 18, 2011, the Company entered into an unsecured promissory note agreement to Lorna D. Seals in the amount of $50,000 with interest payable monthly and principal due on January 17, 2012.  As of June 30, 2012, the Company has not paid the principle balance and is in default on this note.  Of the $50,000 principle balance, $39,388 remains outstanding.  The default rate on the note is eighteen percent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Statements

Consolidated Balance Sheets at June 30, 2012 and March 31, 2012

Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 and the period from September 18, 2009 (Exploration Stage Entry) through June 30, 2012

Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011 and the period from September 18, 2009 (Exploration Stage Entry) through June 30, 2012

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

August 13, 2012

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director