Form 10-Q
period 2012-09-30
Mexus Gold US
filed 2012-11-15
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2012, 194,212,018 shares of our common stock were issued and outstanding.

PART I
ITEM 1.   FINANCIAL STATEMENTS

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS
CURRENT ASSETS
Cash	$ 26,763	$ -
Prepaid and other assets	15,036	8,419
TOTAL CURRENT ASSETS	41,799	8,419

FIXED ASSETS
Equipment, net of accumulated depreciation	1,322,465	1,131,097
TOTAL FIXED ASSETS	1,322,465	1,131,097

OTHER ASSETS
Equipment under construction	160,686	158,907
Property costs	597,307	682,374
TOTAL OTHER ASSETS	757,993	841,281

TOTAL ASSETS	$ 2,122,257	$ 1,980,797

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 73,542	$ 96,561
Accounts payable - related party	62,512	52,637
Advance from Powercom Services	-	800,000
Notes payable	162,103	199,747
Note payable - related party	109,685	115,942
Loan payable	-	1,284
TOTAL CURRENT LIABILITIES	407,842	1,266,171

LONG TERM LIABILITIES
Loan payable, net of current portion	-	36,858
TOTAL LONG TERM LIABILITIES	-	36,858
TOTAL LIABILITIES	407,842	1,303,029

SHAREHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share
500,000,000 shares of common stock, $0.001 par value per share
Issued and outstanding
375,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2012)	375	375
193,212,018 shares of common stock (179,381,712 - March 31, 2012)	193,224	179,382
Additional paid-in capital	6,665,358	5,381,846
Share subscription payable	511,328	67,893
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(5,007,429)	(4,303,287)
TOTAL SHAREHOLDERS EQUITY	1,714,415	677,768

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	2,122,257	1,980,797

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period from
					exploration stage re-entry
	Three months ended September 30,		Six months ended September 30,		(September 18, 2009) to
	2012	2011	2012	2011	September 30, 2012
REVENUES
Revenues	$ 50,145	$ 154,091	$ 155,728	$ 159,091	$ 416,639
Total revenues	50,145	154,091	155,728	159,091	416,639

Expenses
General and administrative	205,516	192,261	379,892	294,524	2,248,885
Exploration costs	154,396	215,030	297,972	319,154	1,127,552
Stock-based expense	582,725	-	610,621	31,473	2,273,403
Impairment of mineral property	185,368	-	185,368	-	185,368
Loss on sale of equipment	18,598	-	18,598	-	138,476
Total operating expenses	1,146,603	407,291	1,492,451	645,151	5,973,684

OTHER INCOME (EXPENSE)
Gain on settlement of debt	647,750	-	647,750	-	647,750
Interest expense	(9,452)	(24,871)	(15,169)	(33,658)	(98,134)
	638,298	(24,871)	632,581	(33,658)	549,616

NET LOSS	$ (458,160)	$ (278,071)	$ (704,142)	$ (519,718)	$ (5,007,429)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING-
BASIC	188,560,115	163,377,323	184,809,066	162,578,994

The accompanying notes are an integral part of these consolidated financial statements.

Mexus Gold US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from
			exploration stage re-entry
	Six months ended September 30,		(September 18, 2009) to
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (704,142)	$ (519,718)	$ (5,007,429)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	119,081	106,372	438,718
Loss (gain) on sale of equipment	18,598	-	138,475
Loss on settlement of accounts payable	-	11,000	11,000
Gain on settlement of debt	(647,750)	-	(647,750)
Stock-based compensation	610,621	83,673	2,244,933
Stock issued for interest	3,000	18,520	32,020
Impairment of mineral property	185,368	-	185,368
Changes in operating assets and liabilities:
Increase in prepaid and other assets	(6,617)	4,381	(15,036)
Increase in accounts payable and accrued liabilities	(10,849)	13,593	145,915
NET CASH USED IN OPERTATING ACTIVITIES	(432,690)	(282,179)	(2,473,786)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(219,066)	(75,556)	(1,041,256)
Purchase of equipment under construction	(2,779)	(131,636)	(421,607)
Purchase of mineral properties	(69,051)	(69,051)	(320,675)
Proceeds from sale of equipment	19,000	-	95,989
NET CASH USED IN INVESTING ACTIVITES	(271,896)	(276,243)	(1,687,549)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	121,200	100,000	771,019
Payments on notes payable	(98,639)	(75,271)	(239,951)
Payments on loans payable	(204)	-	(1,343)
Advance from related party	10,488	37,300	137,917
Payments on advances from related party	(22,490)	(5,315)	(41,581)
Advance from Powercom Services Inc.	-	-	800,000
Proceeds from issuance of common stock	720,994	188,001	2,713,939
Share subcriptions payable	-	209,410	43,393
NET CASH PROVIDED BY FINANCING ACTIVITIES	731,349	454,125	4,183,393

INCREASE (DECREASE) IN CASH	26,763	(104,297)	22,058
CASH, BEGINNING OF PERIOD	-	109,142	4,705
CASH, END OF PERIOD	$ 26,763	$ 4,845	$ 26,763

Supplemental disclosure of cash payments:
Interest paid	$ 12,340	$ 3,947	$ 16,287
Taxes paid	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for notes payable	$ 212,500	$ 233,000	$ 445,500
Shares issued for advances related party	$ -	$ 2,200	$ 2,200
Shares issued for accounts payable, including related party	$ 21,500	$ 39,000	$ 60,500
Deferred gain on equipment	$ -	$ -	$ 46,000
Shares issued for equipment purchase	$ 165,919	$ 104,150	$ 359,110
Shares issued for equipment under construction	$ -	$ 5,000	$ 5,000
Shares issued for mineral property	$ 12,000	$ 150,000	$ 162,000
Asset relinquished to settle debt	$ -	$ 37,938	$ 145,938
Asset given as settlement of payable	$ -	$ -	$ 65,000
Loan for equipment	$ -	$ -	$ 39,546
Payables issued for mineral properties	$ 19,250	$ -	$ 19,250
Subscriptions payable settled by related party	$ (5,745)	$ -	$ (5,745)
Transfer of equipment from equipment under construction	$ 1,000	$ -	$ 1,000

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
September 30, 2012
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $648,441 and an accumulated deficit since entry into the exploration stage of $5,007,429 at September 30, 2012. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2013, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

5.	ACCOUNTS PAYABLE – RELATED PARTIES

During the six months ended September 30, 2012 and 2011, the Company incurred rent expense payable to Paul D. Thompson, the sole director and officer of the Company, of $22,800 and $11,400, respectively.  At September 30, 2012 and March 31, 2012, $1,875 and $0 for this obligation is outstanding, respectively and included in accounts payable.

At September 30, 2012 and March 31, 2012, the Company has an outstanding obligation of $60,637 and $52,637, respectively, due to Philip E. Koehnke APC, the former majority shareholder of the Company, for legal fees.

6.	ADVANCE FROM POWERCOM

On July 8, 2010, the Company entered into a Project Management Agreement (“Agreement”) with Powercom Services, Inc. (“Powercom”). Pursuant to the terms of the Agreement, Powercom will assist the Company with cable salvaging operations and receive a percent of the profit from the sale of the salvaged cable. In addition, Powercom has agreed to loan the Company up to $800,000 for the administration and development of the cable salvaging project. As of March 31, 2012 Powercom has advanced to the Company a total of $800,000. Under the terms, the advance is required to be paid in full without interest out of the proceeds from the first shipment of cable brought to port by the Company. The advances are for the purpose of funding the installation and cable pulling apparatus on the cable recovery barge operated by the Company.

The Company and Powercom agreed, effective August 8, 2012, to terminate and settle any and all claims created as a result of the Agreement.  In consideration for cancelling the Agreement, the Company issued 1,000,000 shares of its common stock valued at $150,000 ($0.15 per share).  As a result of the termination, the Company recorded a $650,000 gain on settlement of the $800,000 advance.

7.	NOTES PAYABLE – RELATED PARTY

These notes are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company and are due to Paul D. Thompson, the sole director and officer of the Company.  At September 30, 2012 and March 31, 2012, Notes payable – related party totalled $109,685 and $115,942, respectively.

8.	NOTES PAYABLE

On April 16, 2012, the Company made a Promissory Note Agreement with Francis Stadelman secured by a marine vessel (Barge ITB230) in the amount of $121,200 at six percent interest with monthly payments of $2,343. The Promissory Note is due in five years. At the option of the holder, $60,000 of the Promissory Note amount may be paid in common stock of the Company valued on a 30 day average. The proceeds from this Promissory Note were used to pay in full principal of $120,000 and total outstanding interest of $1,200 of a Promissory Note with Island Tug & Barge.  At September 30, 2012 and March 31, 2012, the balances on this note totalled $116,591 and $0, respectively.

Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At September 30, 2012 and March 31, 2012, the balances on this note totalled $2,500 and $2,500, respectively.

On February 18, 2011, the Company entered into an unsecured promissory note agreement with Lorna D. Seals in the amount of $50,000 with interest payable monthly and principal due on January 17, 2012.  As of September 30, 2012, the Company has not paid the principle balance. Of the $50,000 principle balance, $39,388 remains outstanding as of September 30, 2012.  On November 9, 2012, subsequent the financials, Lorna D. Seals agreed to $20,000 cash and $20,002 worth of Mexus Gold US stock valued at $0.25 per share.

9.	LOAN PAYABLE

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

In July, 2012, the Company agreed to return the vessel with a net book value of $38,479 to the note holder as full payment for the outstanding loan payable of $37,938 resulting in a loss on disposal recorded in the consolidated statement of operations of $541.

10.	STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2012 and March 31, 2012:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 375,000 shares issued and outstanding at September 30, 2012 and March 31, 2012.

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

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 193,212,018 and 179,381,712 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively. Holders of Common Stock have one vote per share of Common Stock held.

On May 18, 2012, the Company issued 1,425,000 shares of common stock to satisfy obligations under share subscription agreements for $85,500 in cash included in share subscriptions payable.

On May 21, 2012, the Company issued 873,775 shares of common stock to satisfy obligations under share subscription agreements for $39,306 in services, $20,000 in cash, and $3,000 in equipment included in share subscription payable.

On June 11, 2012, the Company issued 2,766,700 shares of common stock to satisfy obligations under share subscription agreements for $145,002 in cash and $13,200 in equipment included in share subscriptions payable.

On July 25, 2012, the Company issued 4,551,848 shares of common stock to satisfy obligations under share subscription agreements for $267,111 in cash and $12,000 in mineral property included in share subscriptions payable.

On August 16, 2012, the Company issued 929,999 shares of common stock to satisfy obligations under share subscription agreements for $34,800 in cash and $32,375 in services included in share subscriptions payable.

On September 12, 2012, the Company issued 1,280,833 shares of common stock to satisfy obligations under share subscription agreements for $35,001 in cash, $20,300 in equipment and $140,000 in services included in share subscriptions payable.

On September 25, 2012, the Company issued 1,252,151 shares of common stock to satisfy obligations under share subscription agreements for $55,000 in cash, $4,000 in equipment and $250,634 in services included in share subscriptions payable.

On September 27, 2012, the Company issued 750,000 shares of common stock to satisfy obligations under share subscription agreements for $87,625 in cash and $52,500 in notes payable included in share subscriptions payable.

Common Stock Payable

During the six months ended September 30, 2012, the Company received $720,994 in cash in exchange for subscriptions payable of 10,463,079 shares of common stock ($0.069 per share).

During the six months ended September 30, 2012, the Company issued subscriptions payable for 3,577,887 shares of common stock for services valued at $610,621 ($0.171 per share).

During the six months ended September 30, 2012, the Company issued subscriptions payable for 835,000 shares of common stock for equipment valued at $165,919 ($0.199 per share).

During the six months ended September 30, 2012, the Company issued subscriptions payable for 100,000 shares of common stock for mineral property valued at $12,000 ($0.120 per share).

During the six months ended September 30, 2012, the Company issued subscriptions payable for 1,300,000 shares of common stock valued at $212,500 ($0.163 per share) for the settlement of advances and notes payable.

During the six months ended September 30, 2012, the Company issued subscriptions payable for 250,000 shares of common stock valued at $21,500 ($0.163 per share) for the settlement of accounts payable.

10.STOCKHOLDERS’ EQUITY– (Continued)

During the six months ended September 30, 2012, the Company issued subscriptions payable for 30,000 shares of common stock for interest expense valued at $3,000 ($0.100 per share).

On September 1, 2010, the Company incurred an obligation to issue 75,092 shares of common stock for equipment purchased with a fair value of $5,745.  On May 31, 2012, this obligation was settled personally by Paul D. Thompson, the sole director and officer of the Company.

      11.  SUBSEQUENT EVENTS

From October 1 2012 to November 6, 2012, the Company received $758,702 in cash in exchange for subscriptions payable of 3,282,804 shares of common stock ($0.231 per share).

On October 10, 2012, the Company issued 1,000,000 shares of common stock to satisfy obligations under share subscription agreements for $150,000 for settlement of advances included in share subscriptions payable.

On November 1, 2012, Mexus Enterprise S.A. de C.V., a subsidiary wholly owned by Mexus Gold US, entered into a Joint Venture Agreement, for a term of fifty years, with Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on certain mining concessions, a part of which are currently in the extraction and commercialization of minerals, located in the Municipality of Caborca, State of Sonora, Mexico. Mexus will serve as operator and receive 60% ownership and net revenue participation from the concession presently under production and extraction operation and in the concessions, leasing rights, environmental authorizations including all of the assets situated on the remaining lands. In exchange for the ownership described above, the Company will provide $1,500,000 operating capital to the Joint Venture.

On October 8, 2012, Mexus Resources S.A. de C.V., a wholly owned subsidiary of Mexus Gold US entered into a Letter of Intent with Minera Fierrcel S.A. de C.V. for the purpose to form a strategic alliance to conduct mining operations on mining properties located in Plomo, State of Sonora, Mexico and owned by Fierrcel S.A. de C.V. Mexus Resources S.A. de C.V. will receive 51% ownership in the established mining area and the surrounding mining claims. Under the terms of the Letter of Intent, Mexus Gold US has agreed to cause a payment of 500,000 restricted shares of its common stock to be issued and a payment of $100,000 to Fierrcel S.A. de C.V. in exchange for acquiring the mining and exploration rights and to conduct the operational duties associated with the mining activities.

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

Joint Venture Project – Caborca, Sonora Mexico

On November 1, 2012, Mexus Enterprise S.A. de C.V., a subsidiary wholly owned by Mexus Gold US, entered into a Joint Venture Agreement, for a term of fifty years, with Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on certain mining concessions, a part of which are currently in the extraction and commercialization of minerals, located in the Municipality of Caborca, State of Sonora, Mexico. Mexus will serve as operator and receive 60% ownership and net revenue participation from the concession presently under production and extraction operation and in the concessions, leasing rights, environmental authorizations including all of the assets situated on the remaining lands. In exchange for the ownership described above, the Company will provide $1,500,000 operating capital to the Joint Venture.

Letter of Intent – Plomo mining properties

On October 8, 2012, Mexus Resources S.A. de C.V., a wholly owned subsidiary of Mexus Gold US entered into a Letter of Intent with Minera Fierrcel S.A. de C.V. for the purpose to form a strategic alliance to conduct mining operations on mining properties located in Plomo, State of Sonora, Mexico and owned by Fierrcel S.A. de C.V. Mexus Resources S.A. de C.V. will receive 51% ownership in the established mining area and the surrounding mining claims. Under the terms of the Letter of Intent, Mexus Gold US has agreed to cause a payment of 500,000 restricted shares of its common stock to be issued and a payment of $100,000 to Fierrcel S.A. de C.V. in exchange for acquiring the mining and exploration rights and to conduct the operational duties associated with the mining activities.

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

The previous Engineering reports mentioned are reported to us as covering only one third of the patented property. Additional patented claims have been included in the option agreement representing approximately 100 acres. The additional lands have no current geological evaluation; however, there are historical reports prior to 1939.

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

370 Area and El Scorpion Project Area

The Company cancelled the lease on these properties during the quarter ended September 30, 2012.

Cessation Cable Salvage Operation

On September 18, 2012, we executed an Agreement to Terminate and Release whereby we agreed to terminate our July 8, 2010, Project Management Agreement with Powercom Services, Inc. a Georgia corporation.  The Parties have agreed that the terms and conditions of the Project Management Agreement no longer address and benefit the cable pulling project in a manner that would mutually benefit either party to continue into the future.  As compensation for the termination, we agreed to issue to Powercom Services, Inc. 1,000,000 restricted shares of our common stock in exchange for Powercom’s release and indemnification.

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

The Company is dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise necessary funds through a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise necessary funds or that if it is successful in raising the necessary funds, that the Company will successfully operate its business plan.

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

We do not have any designs or equipment which is copyrighted, trademarked or patented.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and six month periods ended September 30, 2012 and 2011 and for the period from September 18, 2009 (exploration stage entry) through September 30, 2011. All amounts herein are in U.S. dollars.

Three Months Ended September 30, 2012 compared with the Three Months Ended September 30, 2011 and September 18, 2009 (Exploration Stage Entry) through June 30, 2012

We had a net loss during the three months ended September 30, 2012 of $458,160 compared to a net loss of $278,071 during the same period in 2011.  We had a cumulative net loss of $5,007,429 for the period from September 18, 2009 (Exploration Stage Entry) through September 30, 2012.  This increase in net loss is attributable to an increase in exploration costs, stock-based compensation and impairment of mineral property.  The increase in operating costs was partially offset by a gain on settlement of debt.

Revenue

For the three months ended September 30, 2012, we had revenues of $50,145 compared to $154,091 for the three months ended September 30, 2011.  We recorded revenues of $416,639 for the cumulative period from September 18, 2009 (Exploration Stage Entry) through September 30, 2012.  During the three months ended September 30, 2012 we earned revenue from the sale of gold bars. The cumulative period from September 18, 2009 (Exploration Stage re-entry) through September 30, 2012 includes $150,000 of revenue form an option agreement.

Operating Expenses

Total operating expenses decreased to $1,146,603 during the three months ended September 30, 2012, compared to $407,291 for the three months ended September 30, 2011.  Total operating expenses for the period from September 18, 2009 (exploration stage entry) through September 30, 2012 were $5,973,684.  The increase in operating expenses was due to an increase in exploration costs, stock-based compensation and impairment of mineral property.

Other Income (Expense)

The Company and Powercom Services Inc. agreed, effective August 8, 2012, to terminate and settle any and all claims created as a result of the Project Management Agreement for cable pulling operations.  In consideration for cancelling the Agreement, the Company issued 1,000,000 shares of its common stock valued at $150,000 ($0.15 per share).  As a result of the termination, the Company recorded a $650,000 gain on settlement of the $800,000 advance received under the Agreement.

We incurred $9,452 of interest expense during the three months ended September 30, 2012 compared to $24,871 during the same period in 2011. The decrease is attributable to a decrease in our borrowings during the three months ended September 30, 2012.

Six Months Ended September 30, 2012 Compared with the Six Months Ended September 30, 2011

We had a net loss during the six months ended September 30, 2012 of $704,142 compared to a net loss of $519,718 during the same period in 2011.  Our net loss is comparable to the prior period. This increase in net loss is attributable to an increase in exploration costs, stock-based compensation and impairment of mineral property.  The increase in operating costs was partially offset by a gain on settlement of debt.

Revenue

For the six months ended September 30, 2012, we had revenues of $155,728 compared to $159,091 for the six months ended September 30, 2011.  During the six months ended September 30, 2012 we earned revenue from the sale of gold bars. During the six months ended September 30, 2011 we earned $150,000 on an option agreement.

Operating Expenses

Total operating expenses decreased to $1,492,451 during the six months ended September 30, 2012, compared to $645,151 for the six months ended September 30, 2011.  The increase in operating expenses was due to an increase in exploration costs, stock-based compensation and impairment of the impairment of mineral property.

Other Income (Expense)

The Company and Powercom Services Inc. agreed, effective August 8, 2012, to terminate and settle any and all claims created as a result of the Project Management Agreement for cable pulling operations.  In consideration for cancelling the Agreement, the Company issued 1,000,000 shares of its common stock valued at $150,000 ($0.15 per share).  As a result of the termination, the Company recorded a $650,000 gain on settlement of the $800,000 advance received under the Agreement.

We incurred $15,169 of interest expense during the six months ended September 30, 2012 compared to $33,658 during the same period in 2011. The decrease is attributable to a decrease in our borrowings during the six months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2012, we had cash of $26,763 compared to $0 at March 31, 2012.  This increase in cash is primarily due to cash from proceeds from the issuance of common stock.

Our equipment increased to $1,322,465 at September 30, 2012, compared to $1,131,097 at March 31, 2012. The increase in equipment during the six months ended September 30, 2012 is due to the purchase heavy equipment for exploration activities.

Equipment under construction increased to $160,686 at September 30, 2012, compared to $158,907 at March 31, 2012.  Our equipment under construction represents our process of fabricating and modifying equipment relating to mining and salvage operations.  We anticipate equipment under construction will be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Our mineral properties decrease to $597,307 at September 30, 2012, compared to $682,374 at March 31, 2012.  The decrease in mineral properties is due to an $185,368 impairment charge recorded during the three months ended September 30, 2012 on the 370 Area and El Scorpion Area properties.

Total assets increased to $2,122,257 at September 30, 2012, compared to $1,980,797 at March 31, 2012.  The majority of the increase in assets related to the purchase of equipment and mineral properties during the six months ended September 30, 2012.

Our total liabilities decreased to $407,842 at September 30, 2012, compared to $1,303,029 as of March 31, 2012.  This total includes current liabilities of $407,842 and long-term liabilities of $0 as of September 30, 2012.  At March 31, 2011, current liabilities totaled $1,266,171 and long-term liabilities totaled $36,858.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2012, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b).  We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls.  We expect to complete this review during 2013 to comply with the requirement of the SEC.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer,  who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2012, the Company issued 4,551,848 shares of common stock to satisfy obligations under share subscription agreements for $267,111 in cash and $12,000 in mineral property included in share subscriptions payable.

On August 16, 2012, the Company issued 929,999 shares of common stock to satisfy obligations under share subscription agreements for $34,800 in cash and $32,375 in services included in share subscriptions payable.

On September 12, 2012, the Company issued 1,280,833 shares of common stock to satisfy obligations under share subscription agreements for $35,001 in cash, $20,300 in equipment and $140,000 in services included in share subscriptions payable.

On September 25, 2012, the Company issued 1,252,151 shares of common stock to satisfy obligations under share subscription agreements for $55,000 in cash, $4,000 in equipment and $250,634 in services included in share subscriptions payable.

On September 27, 2012, the Company issued 750,000 shares of common stock to satisfy obligations under share subscription agreements for $87,625 in cash and $52,500 in notes payable included in share subscriptions payable.

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

On February 18, 2011, the Company entered into an unsecured promissory note agreement with Lorna D. Seals in the amount of $50,000 with interest payable monthly and principal due on January 17, 2012.  As of September 30, 2012, the Company has not paid the principle balance. Of the $50,000 principle balance, $39,388 remains outstanding as of September 30, 2012.  On November 9, 2012, subsequent the financials, Lorna D. Seals agreed to $20,000 cash and $20,002 worth of Mexus Gold US stock valued at $0.25 per share.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.
ITEM 6.     EXHIBITS

Statements

Consolidated Balance Sheets at September 30, 2012 and March 31, 2012

Consolidated Statements of Operations for the six months ended September 30, 2012 and 2011 and the period from September 18, 2009 (Exploration Stage Entry) through September 30, 2012

Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011 and the period from September 18, 2009 (Exploration Stage Entry) through September 30, 2012

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

November 14, 2012

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director