Form 10-Q
period 2012-12-31
Mexus Gold US
filed 2013-02-19
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 14, 2013, 211,965,815 shares of our common stock were issued and outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2012	March 31, 2012
ASSETS
CURRENT ASSETS
Cash	$203,740	$-
Prepaid and other assets	29,450	8,419
Note receivable-related party	140,000	-
TOTAL CURRENT ASSETS	373,190	8,419

FIXED ASSETS
Equipment, net of accumulated depreciation	1,655,274	1,131,097
TOTAL FIXED ASSETS	1,655,274	1,131,097

OTHER ASSETS
Equipment under construction	160,687	158,907
Property costs	1,339,993	682,374
TOTAL OTHER ASSETS	1,500,680	841,281

TOTAL ASSETS	$3,529,144	$1,980,797

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$55,912	$96,561
Accounts payable - related party	13,463	52,637
Advance from Powercom Services Inc.	-	800,000
Notes payable	99,306	199,747
Note payable - related party	2,325	115,942
Loan payable	-	1,284
TOTAL CURRENT LIABILITIES	171,006	1,266,171

LONG TERM LIABILITIES
Loan payable, net of current portion	-	36,858
TOTAL LONG TERM LIABILITIES	-	36,858
TOTAL LIABILITIES	171,006	1,303,029

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 9,000,000 shares authorized; zero outstanding as of December 31, 2012 and March 31, 2012	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000,000 share authorized; 375,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012	375	375
Common stock, $0.001 par value, 500,000,000 shares authorized; 207,683,011 and 179,381,712 share issued and outstanding as of December 31, 2012 and March 31, 2012	207,696	179,382
Additional paid-in capital	10,314,833	5,381,846
Share subscription payable	632,590	67,893
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(6,885,081)	(4,303,287)
Total Mexus Gold Shareholders' Equity	3,621,972	677,768
Non-controlling interest	(263,834)	-
TOTAL SHAREHOLDERS' EQUITY	3,358,138	677,768

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,529,144	$1,980,797

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period from
					exploration stage re-entry
	Three months ended December 31,		Nine months ended December 31,		(September 18, 2009) to
	2012	2011	2012	2011	December 31, 2012
REVENUES
Revenues	$ 88,836	$ 19,728	$ 244,564	$ 178,819	$ 505,475
Total revenues	88,836	19,728	244,564	178,819	505,475

Expenses
General and administrative	237,165	97,410	617,057	391,935	2,486,050
Exploration costs	1,611,958	160,644	1,909,930	479,798	2,739,510
Stock-based expense-consulting services	158,869	63,200	769,490	94,673	2,432,272
Impairment of mineral property	-	-	185,368	-	185,368
Loss on sale of equipment	138,324	1,291	156,922	1,291	276,800
Total operating expenses	2,146,316	321,254	3,638,767	966,406	8,120,000

OTHER INCOME (EXPENSE)
(Loss) gain on settlement of debt	(346,535)	-	301,215	-	301,215
Interest expense	(4,138)	(7,066)	(19,307)	(40,724)	(102,272)
	(350,673)	(8,357)	281,908	(42,015)	198,943

NET LOSS FOR THE PERIOD	(2,408,153)	(309,883)	(3,112,295)	(829,602)	(7,415,582)
NET LOSS ATTRIBUTABLE TO NON-
CONTROLLING INTEREST	(530,501)	-	(530,501)	-	(530,501)
NET LOSS ATTRIBUTABLE
TO MEXUS GOLD US	$ (1,877,652)	$ (309,883)	$ (2,581,794)	$ (829,602)	$ (6,885,081)

BASIC LOSS PER COMMON SHARE	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING-
BASIC	199,026,292	166,954,995	189,565,380	164,056,274

The accompanying notes are an integral part of these consolidated financial statements.

Mexus Gold US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from
			exploration stage re-entry
	Nine months ended December 31,		(September 18, 2009) to
	2012	2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,112,295)	$(829,602)	$(7,415,582)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	189,979	146,615	509,616
Loss on sale of equipment	156,922	1,291	276,800
Loss on settlement of accounts payable	-	11,000	11,000
Gain on settlement of debt	(301,215)	-	(301,215)
Stock-based compensation	769,490	94,673	2,432,272
Stock issued for interest	3,000	18,520	32,020
Impairment of mineral property	185,368	-	185,368
Changes in operating assets and liabilities:
Increase in prepaid and other assets	(21,031)	729	(29,450)
Increase in note receivable-related party	(140,000)	-	(140,000)
Increase in accounts payable and accrued liabilities	6,259	24,446	163,022
NET CASH USED IN OPERTATING ACTIVITIES	(2,263,523)	(532,328)	(4,276,149)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(614,687)	(117,346)	(1,436,877)
Purchase of equipment under construction	(2,780)	(135,223)	(421,608)
Purchase of mineral properties	(145,070)	(62,115)	(396,694)
Proceeds from sale of equipment	209,000	-	285,989
NET CASH USED IN INVESTING ACTIVITES	(553,537)	(314,684)	(1,969,190)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	121,200	150,000	771,019
Payments on notes payable	(141,436)	(104,922)	(282,748)
Payments on loans payable	(204)	-	(1,343)
Advance from related party	10,488	59,650	137,914
Payments on advances from related party	(29,850)	(12,882)	(48,941)
Advance from Powercom Services Inc.	-	-	800,000
Proceeds from issuance of common stock	3,060,602	403,000	5,053,547
Share subscriptions payable	-	244,410	14,926
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,020,800	739,256	6,444,374

INCREASE (DECREASE) IN CASH	203,740	(107,756)	199,035
CASH, BEGINNING OF PERIOD	-	109,142	4,705
CASH, END OF PERIOD	$203,740	$1,386	$203,740

Supplemental disclosure of cash payments:
Interest paid	$6,520	$7,902	$18,860
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for notes payable	$495,600	$230,500	$690,860
Shares issued for advances related party	$-	$2,200	$2,200
Shares issued for accounts payable, including related party	$288,722	$39,000	$327,722
Deferred gain on equipment	$-	$-	$46,000
Shares issued for equipment purchase	$502,329	$116,886	$695,520
Shares issued for equipment under construction	$-	$5,000	$5,000
Shares issued for mineral property	$412,000	$150,000	$562,000
Asset relinquished to settle debt	$37,938	$-	$145,938
Asset given as settlement of payable	$-	$-	$6,500
Loan for equipment	$-	$-	$43,046
Payables issued for mineral properties	$19,250	$-	$19,250
Subscriptions payable settled by related party	$(5,745)	$-	$(5,745)
Transfer of equipment from equipment under construction	$1,000	$-	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
December 31, 2012
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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable, accrued liabilities, advances, notes payable, and a loan payable. The carrying amount of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Exploration and Development Costs

Exploration costs incurred in locating areas of potential mineralization or evaluating properties or working interests with specific areas of potential mineralization are expensed as incurred. Development costs of proven mining properties not yet producing are capitalized at cost and classified as capitalized exploration costs under property, plant and equipment. Property holding costs are charged to operations during the period if no significant exploration or development activities are being conducted on the related properties. Upon commencement of production, capitalized exploration and development costs would be amortized based on the estimated proven and probable reserves benefited. Properties determined to be impaired or that are abandoned are written-down to the estimated fair value. Carrying values do not necessarily reflect present or future values.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $648,441 and an accumulated deficit since re-entry into the exploration stage of

$6,885,081 at December 31, 2012. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

The Company is dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plans to raise necessary funds through a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise the necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully execute its business plan.

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

4.  RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the third quarter of fiscal 2013, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

5.   JOINT VENTURE

On November 1, 2012, Mexus Gold US and Mexus Enterprise S.A. de C.V., a subsidiary wholly owned by Mexus Gold Mining S.A. de C.V. (“Company”), entered into a Joint Venture Agreement, for a term of fifty years, with Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. (“Participants”).  The Participants agreed to contribute to the Joint Venture certain mining concessions located in the Municipality of Caborca, Sonora, Mexico. In exchange for the mining concessions described above, the Company agreed to provide $1,500,000 in operating advances to the Joint Venture within 30 days of execution date of the Joint Venture Agreement and issue 1,000,000 shares of Mexus Gold US common stock which were valued at $400,000 ($0.40 per share) to the legal representative of Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. Mexus has accounted for the acquisition of and the Participant’s interest in the mining concession as an asset acquisition.

The Company serves as the operator of the Joint Venture and received 60% ownership of net revenue from the mining concessions presently under production and extraction operations. Once the Joint Venture has repaid all debts and provides sufficient net profits in the opinion of the Company, as operator, the interest will revert to 51%. The Company has determined that the investment in joint venture should be accounted for as an equity investment in accordance with FASB ASC 323. FASB ASC 323 provides that under the equity method, an investor shall recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. An investor shall adjust the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment and shall report the recognized earnings or losses in income. An investor’s share of the earnings or losses of an investee shall be based on the shares of common stock and in-substance common stock held by that investor.

As of December 31, 2012, the Company has issued 1,000,000 shares valued at $400,000 and provided advances totaling $1,500,000 under the Joint Venture agreement. Through December 31, 2012 the Joint Venture has incurred $1,326,251 in expenses of which $530,501 is attributed to the non-controlling interest. As of December 31, 2012, total assets of $666,667 are attributed to the Joint Venture.

6.	NOTE RECEIVALBE - RELATED PARTY

On October 29, 2012, the Company entered into a note agreement with Kenneth Azuka, owner and operator of Trinidad Pacifica for the amount of $140,000. This note is non-interest bearing and is due on July 29, 2012.

7.	ACCOUNTS PAYABLE – RELATED PARTIES

During the nine months ended December 31, 2012 and 2011, the Company incurred rent expense payable to Paul D. Thompson, the sole director and officer of the Company, of $34,200 and $34,200, respectively. At December 31, 2012 and March 31, 2012, $1,463 and $0 for this obligation is outstanding, respectively and included in accounts payable-related party.
At December 31, 2012 and March 31, 2012, the Company has an outstanding obligation of $12,000 and $52,637, respectively, due to Philip E. Koehnke APC, the former majority shareholder of the Company, for legal fees.

On November 5, 2012, the Company issued 606,370 shares of common stock valued at $242,548 ($0.40 per share) to settle $60,637 due to Philip E. Koehnke APC, the former majority shareholder of the Company. As a result, the Company recorded a loss on settlement of debt of $181,911.

8.	ACCOUNTS PAYABLE

On July 5, 2012, the Company issued 250,000 shares of common stock valued at $21,500 ($0.086 per share) to settle $19,250 due to unrelated party. As result, the Company recorded a loss on settlement of debt of $2,250.

On October 5, 2012, the Company issued 23,810 shares of common stock valued at $6,524 ($0.27 per share) to settle $5,000 due to unrelated party. As a result, the Company recorded a loss on settlement of debt of $1,524.

9.	ADVANCE FROM POWERCOM

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

10.	NOTES PAYABLE – RELATED PARTY

These notes are unsecured, non-interest bearing and due on demand. These notes were accumulated through a series of cash advances to the Company and are due to Paul D. Thompson, the sole director and officer of the Company. At December 31, 2012 and March 31, 2012, Notes payable – related party totalled $2,325 and $115,942, respectively.

On November 5, 2012, the Company issued 625,000 shares of common stock valued at $237,500 ($0.38 per share) to settle $100,000 due to Paul D. Thompson, the sole director and officer of the Company. As a result, the Company recorded a loss on settlement of debt of $137,500.

11.	NOTES PAYABLE

On April 16, 2012, the Company made a Promissory Note Agreement with Francis Stadelman secured by a marine vessel (Barge ITB230) in the amount of $121,200 at six percent interest with monthly payments of $2,343. The Promissory Note is due in five years. At the option of the holder, $60,000 of the Promissory Note amount may be paid in common stock of the Company valued on a 30 day average. The proceeds from this Promissory Note were used to pay in full principal of $120,000 and total outstanding interest of $1,200 of a Promissory Note with Island Tug & Barge. At December 31, 2012 and March 31, 2012, the balances on this note totalled $96,806 and $0, respectively.

On November 9, 2012, the Company paid $20,000 in cash and issued 80,000 shares of common stock valued at $45,600 ($0.57 per share) to settle $45,600 note payable due to Lorna Seals. As a result, the Company recorded a loss on settlement of debt of $25,600.
Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent. At December 31, 2012 and March 31, 2012, the balances on this note totalled $2,500 and $2,500, respectively.

12.	LOAN PAYABLE

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

13.	STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2012 and March 31, 2012:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively.
Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 375,000 shares issued and outstanding at December 31, 2012 and March 31, 2012.
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
Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 207,683,011 and 179,381,712 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On October 10, 2012, the Company issued 1,000,000 shares of common stock to satisfy obligations under share subscription agreements for $150,000 in Advances from Powercom included in share subscriptions payable.

On November 6, 2012, the Company issued 3,237,769 shares of common stock to satisfy obligations under share subscription agreements for $53,510 in cash, $376,340 in equipment, $64,500 in services, $242,548 in accounts payable and $237,500 in notes payable included in share subscriptions payable.

From November 15 thru November 27, 2012, the Company issued 4,555,324 shares of common stock to satisfy obligations under share subscription agreements for $636,704 in cash, $6,000 in equipment, $400,000 in mineral property, $41,091 in services, $46,174 in accounts payable, $4,000 in notes payable and $3,000 in interest included in share subscriptions payable.

On December 11, 2012, the Company issued 2,095,000 shares of common stock to satisfy obligations under share subscription agreements for $522,500 in cash included in share subscriptions payable.

On December 14, 2012, the Company issued 3,582,900 shares of common stock to satisfy obligations under share subscription agreements for $886,080 in cash included in share subscriptions payable.

Common Stock Payable

During the nine months ended December 31, 2012, the Company received $3,060,602 in cash in exchange for subscriptions payable of 20,069,499 shares of common stock ($0.153 per share).

During the nine months ended December 31, 2012, the Company issued subscriptions payable for 4,336,357 shares of common stock for services valued at $769,490 ($0.177 per share).

During the nine months ended December 31, 2012, the Company issued subscriptions payable for 1,858,214 shares of common stock for equipment valued at $502,329 ($0.27 per share).

During the nine months ended December 31, 2012, the Company issued subscriptions payable for 1,100,000 shares of common stock for mineral property valued at $412,000 ($0.375 per share).

During the nine months ended December 31, 2012, the Company issued subscriptions payable for 935,180 shares of common stock valued at $288,722 ($0.309 per share) for the settlement of $103,037 in accounts payable. As a result, the Company recorded a loss on settlement of debt of $185,685.

During the nine months ended December 31, 2012, the Company issued subscriptions payable for 2,005,000 shares of common stock valued at $495,600 ($0.247 per share) for the settlement of $982,500 in advances and notes payable. As a result, the Company recorded a gain on settlement of debt of $486,900.

During the nine months ended December 31, 2012, the Company issued subscriptions payable for 30,000 shares of common stock for interest expense valued at $3,000 ($0.100 per share).
On September 1, 2010, the Company incurred an obligation to issue 75,092 shares of common stock for equipment purchased with a fair value of $5,745. On May 31, 2012, this obligation was settled personally by Paul D. Thompson, the sole director and officer of the Company.

14.	SUBSEQUENT EVENTS

From January 1 2013 to February 14, 2013, the Company received $758,702 in cash in exchange for subscriptions payable of 3,282,804 shares of common stock ($0.231 per share).

On February 14, 2013, the Company issued 1,000,000 shares of common stock to satisfy obligations under share subscription agreements for $150,000 for settlement of share subscriptions payable.

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

Joint Venture Project – Caborca, Sonora Mexico

On November 1, 2012, Mexus Enterprise S.A. de C.V., a subsidiary wholly owned by Mexus Gold US, entered into a Joint Venture Agreement, for a term of fifty years, with Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on certain mining concessions, a part of which are currently in the extraction and commercialization of minerals, located in the Municipality of Caborca, State of Sonora, Mexico. Mexus will serve as operator and receive 60% ownership and net revenue participation from the concession presently under production and extraction operation and in the concessions, leasing rights, environmental authorizations including all of the assets situated on the remaining lands. In exchange for the mining concessions described above, the Company agreed to provide $1,500,000 in operating advances to the Joint Venture within 30 days of execution date of the Joint Venture Agreement and issue 1,000,000 shares of Mexus Gold US common stock valued at $400,000 ($0.40 per share) to the legal representative of Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V.  As of December 31, 2012, the Company has issued 1,000,000 shares valued at $400,000 and incurred total expense of $1,326,251 attributed to the Joint Venture.

Letter of Intent – Plomo mining properties

On October 8, 2012, Mexus Resources S.A. de C.V., a wholly owned subsidiary of Mexus Gold US entered into a Letter of Intent with Minera Fierrcel S.A. de C.V. for the purpose to form a strategic alliance to conduct mining operations on mining properties located in Plomo, State of Sonora, Mexico and owned by Fierrcel S.A. de C.V. Mexus Resources S.A. de C.V. will receive 51% ownership in the established mining area and the surrounding mining claims. Under the terms of the Letter of Intent, Mexus Gold US has agreed to cause a payment of 500,000 restricted shares of its common stock to be issued and a payment of $100,000 to Fierrcel S.A. de C.V. in exchange for acquiring the mining and exploration rights and to conduct the operational duties associated with the mining activities. As of December 31, 2012, the Company has decided against forming the strategic alliances.

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

    As of the date of this report, we have obtained all necessary permits to begin operations and as of June 30, 2011, we have completed the bypass water channel around the 8 brothers mine. All necessary milling equipment for the 8 brothers mine in now complete and ready to be shipped to Mexico to begin operations. Operations have not commenced as of December 31, 2012.

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

370 Area and El Scorpion Project Area

The Company cancelled the lease on these properties during the quarter ended December 31, 2012.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and nine month periods ended December 31, 2012 and 2011 and for the period from September 18, 2009 (exploration stage re-entry) through December 31, 2011. All amounts herein are in U.S. dollars.

Three Months Ended December 31, 2012 compared with the Three Months Ended December 31, 2011 and September 18, 2009 (Exploration Stage Re-Entry) through December 31, 2012

We had a net loss during the three months ended December 31, 2012 of $2,408,153 compared to a net loss of $309,883 during the same period in 2011. Of the three months ended December 31, 2012 net loss $1,877,652 is attributable to Mexus Gold US and $530,501 is attributable to the non-controlling interest. We had a cumulative net loss of $7,415,582 for the period from September 18, 2009 (Exploration Stage Re-Entry) through December 31, 2012. Of this net loss $6,885,081 is attributable to Mexus Gold US and $530,501 is attributable to the non-controlling interest.  This increase in net loss is attributable to an increase in exploration costs, exploration costs related to joint ventrue, stock-based compensation-consulting services and losses on the sale of equipment and the settlement of debt.

Revenue

For the three months ended December 31, 2012, we had revenues of $88,836 compared to $19,728 for the three months ended December 31, 2011.  We recorded revenues of $505,475 for the cumulative period from September 18, 2009 (Exploration Stage Re-Entry) through December 31, 2012.  During the three months ended December 31, 2012 we earned revenue from the sale of gold bars. The cumulative period from September 18, 2009 (Exploration Stage re-entry) through December 31, 2012 includes $150,000 of revenue from an option agreement.

Operating Expenses

Total operating expenses increased to $2,146,316 during the three months ended December 31, 2012, compared to $321,254 for the three months ended December 31, 2011.  Total operating expenses for the period from September 18, 2009 (exploration stage re-entry) through December 31, 2012 were $8,120,000.  The increase in operating expenses was due to an increase in exploration costs, exploration cost related to joint venture, stock-based compensation-consulting services and loss on the sale of equipment. The exploration costs related to joint venture many consist of labor cost of $394,771, small tool, chemicals and supplies of $356,238, diesel and gas of $93,738 and repair and maintenance of $66,503. These costs were used in locating areas of potential mineralization or evaluating properties or working interests with specific areas of potential mineralization were expensed as incurred.

We sold a barge for total cash proceeds of $190,000 and incurred a loss of $138,324 for the three months ended December 31, 2012.

Other Income (Expense)

We incurred $4,138 of interest expense during the three months ended December 31, 2012 compared to $7,066 during the same period in 2011. The decrease is attributable to a decrease in our borrowings during the three months ended December 31, 2012.

Nine months Ended December 31, 2012 Compared with the Nine months Ended December 31, 2011

We had a net loss during the nine months ended December 31, 2012 of $2,581,797 compared to a net loss of $829,602 during the same period in 2011.  This increase in net loss is attributable to an increase in exploration costs, stock-based compensation and impairment of mineral property.  The increase in operating costs was partially offset by a gain on settlement of debt.

Revenue

For the nine months ended December 31, 2012, we had revenues of $244,564 compared to $178,819 for the nine months ended December 31, 2011.  During the nine months ended December 31, 2012 we earned revenue from the sale of gold bars. During the nine months ended December 31, 2011 we earned $150,000 from an option agreement.

Operating Expenses

Total operating expenses increased to $3,638,767 during the nine months ended December 31, 2012, compared to $966,406 for the nine months ended December 31, 2011.  The increase in operating expenses was due to an increase in exploration costs, exploration costs related to joint venture, stock-based compensation-consulting services and impairment of mineral property.

We sold a barge and other fixed assets for total cash proceeds of $209,000 and incurred a loss of $156,922 for the nine months ended September 30, 2012.
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

We incurred $19,307 of interest expense during the nine months ended December 31, 2012 compared to $40,724 during the same period in 2011. The decrease is attributable to a decrease in our borrowings during the nine months ended December 31, 2012.

Liquidity and Capital Resources

At December 31, 2012, we had cash of $203,740 compared to $0 at March 31, 2012.  This increase in cash is primarily due to cash from proceeds from the issuance of common stock.

Our equipment increased to $1,655,274 at December 31, 2012, compared to $1,131,097 at March 31, 2012. The increase in equipment during the nine months ended December 31, 2012 is due to the purchase heavy equipment for exploration activities.

Equipment under construction increased to $160,687 at December 31, 2012, compared to $158,907 at March 31, 2012.  Our equipment under construction represents our process of fabricating and modifying equipment relating to mining and salvage operations.  We anticipate equipment under construction will be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Our mineral properties increased to $1,339,993 at December 31, 2012, compared to $682,374 at March 31, 2012.  Mineral properties were reduced by an $185,368 impairment charge recorded during the nine months ended December 31, 2012 on the 370 Area and El Scorpion Area properties. The increase in mineral properties was primarily due to the purchase mining concessions located in the Municipality of Caborca, Sonora, Mexico.

Total assets increased to $3,529,144 at December 31, 2012, compared to $1,980,797 at March 31, 2012.  The majority of the increase in assets related to the purchase of equipment and mineral properties during the nine months ended December 31, 2012.

Our total liabilities decreased to $171,006 at December 31, 2012, compared to $1,303,029 as of March 31, 2012.  This total includes current liabilities of $171,006 and long-term liabilities of $0 as of December 31, 2012.  At March 31, 2011, current liabilities totaled $1,266,171 and long-term liabilities totaled $36,858. The decrease in liabilities during the nine months ended December 31, 2012 is primarily due to the settlement of accounts payable, advances and notes payable through issuance of our common stock.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 10, 2012, the Company issued 1,000,000 shares of common stock to satisfy obligations under share subscription agreements for $150,000 in Advances from Powercom included in share subscriptions payable.

On November 6, 2012, the Company issued 3,237,769 shares of common stock to satisfy obligations under share subscription agreements for $53,510 in cash, $376,340 in equipment, $64,500 in services, $242,548 in accounts payable and $237,500 in notes payable included in share subscriptions payable.

From November 15-27, 2012, the Company issued 4,555,324 shares of common stock to satisfy obligations under share subscription agreements for $636,704 in cash, $6,000 in equipment, $400,000 in mineral property, $41,091 in services, $46,174 in accounts payable, $4,000 in notes payable and $3,000 in interest included in share subscriptions payable.

On December 11, 2012, the Company issued 2,095,000 shares of common stock to satisfy obligations under share subscription agreements for $522,500 in cash included in share subscriptions payable.

On December 14, 2012, the Company issued 3,582,900 shares of common stock to satisfy obligations under share subscription agreements for $886,080 in cash included in share subscriptions payable.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Statements

Consolidated Balance Sheets at December 31, 2012 and March 31, 2012

Consolidated Statements of Operations for the nine months ended December 31, 2012 and 2011 and the period from September 18, 2009 (Exploration Stage Re-Entry) through December 31, 2012

Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011 and the period from September 18, 2009 (Exploration Stage Re-Entry) through December 31, 2012

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

February 19, 2013

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director