Form 10-K/A
period 2012-03-31
Mexus Gold US
filed 2013-06-10
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
Amendment #2

 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to the Annual Report on Form 10-K (the "Form 10-K") for the year ended March 31, 2012, is to amend Item # 1 and  Item #15.

No other changes have been made to the Form 10-K.  This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Other Exploration Properties

Our Other Exploration Properties consist of the following:

Mining Properties located in the state of Nevada

Lida Mining District

Mexus Gold US entered into an agreement on lands located in Esmeralda County, Nevada. Mexus Gold US holds an option on 150 acres of patented lands, including 14 mining claims and two mill sites with water rights. Mexus Gold US has also staked 12 additional mining claims, including 2 fractions, as a result of initial geological evaluations.  On July 9, 2011, Mexus Gold US entered into an Agreement to extend the option period until July 7, 2012.

The optioned lands are situated in an area of previous exploration and evaluation for precious metals.  Past mine engineering reports have established indicated “reserves” through underground sampling and drilling and show both underground and open pit potential. (Note:  These reserves are not compliant with the guidelines put forth in the SEC 1992 Industry Guide)  Mexus Gold US planned to conduct a drilling program to confirm the data presented in prior geological reports. Based on the results of the geological evaluation Mexus Gold US will determine the future course of exploration and evaluation.

Based on the volume of the stated “reserves” in the various engineering reports, the “reserves” were not deemed to be of sufficient volume to warrant further work, i.e. a drilling program.  The “reserves” quoted need to be verified as originally planned in the extended work before this term can be applied according to current regulations.

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

Ocho Hermanos (Eight Brothers) Project

The main feature of this project area is an apparent “manto” sulfide zone composed primarily of galena with some pyrite, arsenopyrite and possibly phyrrotite. Above this zone there is an oxide zone composed of iron and lead oxides. Reconnaissance and characterization samples taken indicated sporadically high gold and silver values.  The deposit occurs in shallow water sediments (principally quartzites, with some limestone and shales) and can be best characterized as a skarn type deposit due to the presence of intrusive rocks within 1 kilometer.

As of the date of this report, Mexus Gold US has obtained all necessary permits and environmental permits to begin operations.  As of June 30, 2011, Mexus Gold US has completed the bypass water channel around the 8 Brothers mine.

Metallurgical work continued during the past year.  Given the complex nature of the sulfide deposit and the partial oxidization of the material (indicated by the presence of yellow colored lead oxides), a satisfactory recovery method could not be found.  Consequently, further work beyond the initial reconnaissance and characterization sampling was not completed and the entire project was essentially mothballed and put on hold.

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

Balance Sheets at March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012 and 2011and from September 18, 2009 to March 31, 2012

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2012 and 2011 and from September 18, 2009 to March 31, 2012

Statements of Cash Flows for the years ended March 31, 2012 and 2011 and from September 18, 2009 to March 31, 2012

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Amended and Restated Bylaws dated December 30, 2005	3.3	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Caborca Concessions Site Map (Mexico)	99.1			X

Mexus Gold Concessions Site Map (Nevada)	99.2			X

Environmental Permits (Mexico)	99.3			X

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

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer Chief Financial Officer Principal Accounting Officer President Secretary Director	June 10, 2013