Form 10-K
period 2013-03-31
Mexus Gold US
filed 2013-07-15
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 20, 2013, based upon the $0.095 per share closing price for our common stock on the OTC Bulletin Board was $13,800,537.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 20, 2013, there were 217,109,623 shares of our common stock were issued and outstanding.

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

Description of the Business of Mexus Gold US

Mexus Gold US is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada and Mexico, as well as, the salvage of precious metals from identifiable sources.  Our main activities in the near future will focus on our  or mining operations in Mexico .

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

Business Strategy

Our business plan was developed with the overriding goal of maximizing shareholder value through the exploration and development of our mineral properties, utilizing the extensive mining-related background and capabilities of our management and employees, and also through strategic partnerships. To achieve this goal, our business plan focuses on the following strategic areas:

Lida Mining District, Nevada
We determined after our review of the data of the prior geological studies to release the option lands covering part of the prospect area to the original owner. During our initial evaluation we did acquire directly several claims in the area for further study in Esmeralda County, Nevada. The Mexus Claims are held pending our study and evaluation, however, at this time there has been no geological evaluation and are no plans scheduled for further work at this time.

Mexus Gold S.A. de C.V. Caborca

Effective March 31, 2011, we have acquired Mexus Gold S.A. de C.V. We begun funding the operations in Mexico and have instituted a small placer processing operation to evaluate various areas of interest within the project lands.

               Mexus-Trinidad Joint Venture

Mexus Gold US entered in to a joint venture known as the Mexus-Trinidad Joint Venture situated in the State of Sonora, Mexico. We are the managing partner of this project and hold 60% interest in the Project lands and facilities. All necessary permits are in place for the operation of the project.

Status of Cable Salvage Operations

We have determined that instituting a salvage operation offshore Alaska initially for the smaller diameter cable will provide us with the knowledge and experience to proceed forward with this project. We have now determined the larger cable will provide a more acceptable return on our investment. We have one vessel capable of conducting reconnaissance operations for the larger cable and are planning to begin such operations within the next 12 months.

Other Exploration Properties

 We have staked several claims in the State of Sonora, Mexico in areas of interest to the company.

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

Other Exploration Properties

Our Other Exploration Properties consist of the following:

Mining Properties located in the state of Nevada

        Lida Mining District

Mexus Gold US entered into an agreement on lands located in Esmeralda County, Nevada. Mexus Gold US holds an option on 150 acres of patented lands, including 14 mining claims and two mill sites with water rights. Mexus Gold US has also staked 12 additional mining claims, including 2 fractions, as a result of initial geological evaluations.  On July 9, 2011, Mexus Gold US entered into an Agreement to extend the option period until July 7, 2012. At that time the option lands were released to the original claim owner. The Mexus Claims are held pending our study and evaluation, however, at this time there has been no geological evaluation and are no plans scheduled for further work at this time.

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

We have been unable to locate geologic maps of the area from the Government Geological Survey. However, pursuant to our investigation of the project, the claims were found to be underlain by an igneous complex. The rocks observed included many types of granitic rocks, exhibiting porphyrytic textures, gneissic and equigrannular textures. Quartz was variable. At times quartz "eyes" were observed, that is porphyrytic quartz which many workers consider to be indicative of a porphyry environment. In other localities, no quartz was evident. When no quartz was present, the rock was equigrannular.  Quartz veining was evident throughout the claim group. A mine was previously developed along a major quartz vein, called the Julio 2 Mine with the vein being called the Julio Vein.

There are multiple exploration targets on the Caborca Project.  The two most important are the quartz stockwork zone and the Julio vein system.  The first target will be the quartz stockwork zone. Several drill holes have been completed in this zone to test the mineral potential of this area. Additional holes will be completed to test the Julio vein system further.

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

As of the date of this report, Mexus Gold US has obtained all necessary permits and environmental permits to begin operations.  As of March 31, 2013,  Mexus Gold US has completed a bypass water channel around the 8 Brothers mine.

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

Los Laureles

As of the date of this Report, we have opened old workings at the Los Laureles claim and have discovered a gold carrying vein running north and south into the mountain to the south. Further work and analysis will be required; however, the project is placed on hold at this time.

               Mexus-Trinidad Joint Venture

Mexus Gold US entered in to a joint venture known as the Mexus-Trinidad Joint Venture situated on the State of Sonora, Mexico. We are the managing partner of this project and hold 60% interest in the Project lands and facilities. All necessary permits are in place for the operation of the project.

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

Item 1B.  Unresolved Staff Comments.

On June 19, 2013, we received a comment letter from the Staff requesting additional information concerning our annual report on Form 10-K for the year ended March 31, 2012.  We are currently in the process of responding to the comments.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has been quoted on the Over-The-Counter Bulletin Board since on or about March 2009, under the symbol “MXSG.OB.”. The stock currently trades on the OTC Markets Group trading system under the symbol "MXSG.QB." The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years, so far as information is reported, as quoted on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High $	Low $

For the Fiscal Year Ended March 31, 2013

Fourth Quarter ended March 31, 2013	0.37	0.20
Third Quarter ended December 31, 2012	0.57	0.24
Second Quarter ended September 30, 2012	0.47	0.09
First Quarter ended June 30, 2012	0.09	0.07

For the Fiscal Year Ended March 31, 2012

Fourth Quarter ended March 31, 2012	0.10	0.06
Third Quarter ended December 31, 2011	0.15	0.05
Second Quarter ended September 30, 2011	0.21	0.14
First Quarter ended June 30, 2011	0.25	0.17

 As of June 20, 2013, we have 217,109,623 shares of our common stock issued and outstanding, of which 142,865,669 shares are restricted.  The closing price of our common stock on June 20, 2012 was $0.095.

Holders

At of the date of this report, we have approximately 254 holders of record of our common stock.

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

Critical Accounting Policies

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $52,575 and $158,907 as of March 31, 2013 and 2012 respectively.  Equipment under construction at March 31, 2013 comprises Cone 1709, Equipment Fabrication Materials, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2013 and 2012, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2013 and 2012 and for the period from September 18, 2009 (exploration stage re-entry) through March 31, 2013. All amounts herein are in U.S. dollars.

Year Ended March 31, 2013 Compared with the Year Ended March 31, 2012 and September 18, 2009 (exploration Stage Entry) through March 31, 2013

We had a net loss during the year ended March 31, 2013 of $4,333,436 compared to a net loss of 1,511,932 during the same period in 2012.  We had a cumulative net loss of $8,636,725 for the period from September 18, 2009 (Exploration Stage Re-Entry) through March 31, 2013.  The increase in net loss are attributable the increase in (i) Exploration Costs - $2,668,374 in additional exploration costs were incurred in the Joint Venture Agreement was entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on November 1, 2012 (ii) Bad debt expense of $240,673 (2012 - $0) (iii) Stock-based expenses of $823,504 (2012 - $303,619) (iv) Impairment of mineral property of $339,664 (2012 - $0)

Revenue

For the year ended March 31, 2013, we had revenues of $1,158,742 compared to $239,911 for the year ended March 31, 2012.  We recorded revenues of $1,419,653 for the cumulative period from September 18, 2009 (Exploration Stage Re-Entry) through March 31, 2013.

The revenues of $1,158,742 for the year ended March 31, 2013 are from our gold mining operations in Mexico. While the Company is in the exploration stage we are earning revenue from placer operations and experimental mineral processing to help fund our exploration activities.

The revenues of $239,911 for the year ended March 31, 2012 are from our mining and salvage operations.

Operating Expenses

Total operating expenses increased to $5,459,567 during the year ended March 31, 2013, compared to $1,698,898 for the year ended March 31, 2012.  Total operating expenses for the period from September 18, 2009 (exploration stage re-entry) through March 31, 2013 were $9,940,802.  The increase in operating expenses for each of these periods was due to our expansion into the mining operations through the exploration activities of our properties, bad debt expense, stock-based expenses and impairment of mineral property.  These were off set with a gain of $283,715 on the settlement of debt during the year ended March 31, 2013 compared to $0 during the same period in 2012. During the year ended March 31, 2013, we settled various advances, notes payable and accounts payable with shares of our common stock.

Other Income (Expense)

We incurred $32,611 of interest expense during the year ended March 31, 2013 compared to $52,945 during the same period in 2012. The decrease is attributable to a decrease in our borrowings during the year ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2013, we had cash of $104,701 compared to $0 at March 31, 2012.  This increase in cash is primarily due to revenue and the issuance of notes payable and shares of common stock.

Our equipment increased to $1,955,813 at March 31, 2013, compared to $1,131,097 at March 31, 2012. The increase in equipment is largely due to increase exploration activities in Mexico.

Equipment under construction decreased to $52,275 at March 31, 2013, compared to $158,907 at March 31, 2012.  The decrease was due to the completion of construction on various items of equipment then transferred to Mexico and placed into service during fiscal 2013. Our equipment under construction represents our process of fabricating and modifying equipment relating to mining and salvage operations.  We anticipate equipment under construction will be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Our mineral properties increased to $1,233,483 at March 31, 2012, compared to $682,374 at March 31, 2011. The increase is primarily attributed to the acquisition of property in the Joint Venture Agreement, offset by impairment on mineral properties.

Total assets increased to $3,371,591 at March 31, 2013, compared to $1,980,797 at March 31, 2012.  The majority of the increased assets related to expenditures on equipment and mineral properties during the year ended March 31, 2013.

Our total liabilities decreased to $493,105 at March 31, 2013, compared to $1,303,029 as of March 31, 2011.  The decrease in our total liabilities can be primarily attributed to the issuance of our common stock during the year to settle various advances, notes payable and accounts payable.

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

Future goals

The Caborca Properties have become our primary focus after our installation of a small placer recovery plant to conduct tests on prospective placer areas and determine the viability of the placer deposits while we conducted evaluations of the other Mexico properties.  We have added additional equipment which will allow the continuation of mining operations of the placer deposits.

The Company has now scheduled the installation of a crushing/milling recovery plant for the high grade Julio quartz deposit as a result of the values of the assay analysis from the deposit which range from .250 to 5.5 ounces of gold per ton. This equipment should be in place and operational during August, 2012.

 Therefore, our goal for the current year is to increase the cash flow of the placer mining operation, continue the drilling program which begun during 2011, initialize mining operations on the Julio quartz deposit while we conduct a thorough geological study by an independent geological firm of the future potential of other vein deposits located near the Julio deposit.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2013, the Company's internal control over financial reporting was not effective.

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

Item 9B.  Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this registration statement, the name, age and position of our sole director/executive officer.

NAME	AGE	POSITION

Paul D. Thompson	72	President Chief Executive Officer Chief Financial Officer Principle Accounting Officer Secretary Director

The background of our sole director/executive officer is as follows:

Paul D. Thompson

Mr. Paul D. Thompson is our sole director and officer acting in the capacity of Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Thompson is 72 years old and has been involved in mining and the construction of mining equipment since 1959.  Past mining companies which Mr. Thompson has established and operated include:  Thompson Mining Corp. which developed mining and milling prospects; Thompson Yellow Jacket Mining which performed underground mining and milling; and Golden Eagle Mining Corp. which performed drilling and exploration.  Mr. Thompson’s past mining activities include the Centennial Mine Project; the Otter Creek (placer) Project; and the "Big Hole" project on the Cosumnes River all located in El Dorado County, California.  In addition, during the late 1980’s Mr. Thompson successfully developed the Crystal Caves Mobil Home Park in South El Dorado County.  In Virginia City, Nevada, Mr. Thompson constructed a fully operating 1860's style 2 stamp mill for crushing and processing gold as an ongoing business to educate people on how gold was historically processed.   In addition, for the past three years, Mr. Thompson has been conducting mineral exploration in Sonora, Mexico resulting in the acquisition of approximately 9,000 hectares of claims and six mining concessions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2013, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Paul D.Thompson	2013	0	0	0	0	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2012	0	0	0	0	0	0	0	0

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 218,462,956 issued and outstanding shares of our common stock as of June 20, 2013, by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Paul D. Thompson(1)	75,590,809(2)(3)	34%

All Officers and Directors as Group	75,590,809	34%

Total	75,590,809	34%

(1)	1805 N. Carson Street, Suite 150, Carson City, NV 89701.
(2)
Includes 26,044,119 shares held by Mr. Thompson individually, 45,500,000 shares held by Taurus Gold, Inc., 182,918 shares held by Mexus Gold Mining S.A. C.V. and 113,772 shares held by Mexus Gold International.

(3)
In addition, Mr. Thompson owns 375,000 shares of out Series A Convertible Preferred Stock, $.001 par value. Each share of our Series A Convertible Preferred Stock converts into 10 shares of our common stock.  Assuming Mr. Thomson converted 100% of the Series A Convertible Preferred Stock held by him, he would hold and additional 3,750,000 shares of common stock and a total of 75,590,809 shares of commons stock or 35% of our issued and outstanding shares of common stock.

(4)
Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Convertible Preferred Stock and common stock on a fully-diluted basis; and (c) 0.000006.  Accordingly, on any stockholders vote, Mr. Thompson has a total of 568,774,961 votes, or greater than 260% of the issued and outstanding common stock of the company.

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

None.

Transactions with Promoters

None.

Item 14. Principal Accounting Fees and Services.

Appointment of Auditors

Our Board of Directors selected De Joya Griffith & Company, LLC (“De Joya”) as our auditors for the years ended March 31, 2013 and 2012.

Audit Fees

De Joya billed us $30,500 in audit fees during the year ended March 31, 2013.

De Joya billed us $33,750 in audit fees during the year ended March 31, 2012.

Audit-Related Fees

               We did not pay any fees to De Joya for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2011 and 2012.

Tax and All Other Fees

We did not pay any fees to De Joya for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2013 and 2012.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by De Joya  and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2013 and March 31, 2012, and for the year then ended, none of the hours expended on De Joya’s engagement to audit those financial statements were attributed to work by persons other than De Joyas full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 31, 2013 and 2012

Consolidated Statements of Operations for the years ended March 31, 2013 and 2012 and from September 18, 2009 (Exploration Stage Re- Entry) to March 31, 2013

Consolidated Statement of Changes in Shareholders' Equity for the years ended March 31, 2013 and 2012 and from September 18, 2009 (Exploration Stage Re-Entry) to March 31, 2013

Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012 and from September 18, 2009 (Exploration Stage Re-Entry) to March 31, 2013

Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Amended and Restated Bylaws dated December 30, 2005	3.3	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Caborca Concessions Site Map (Mexico)	99.1			X

Mexus Gold Concessions Site Map (Nevada)	99.2			X

Environmental Permits (Mexico)	99.3			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

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

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer Chief Financial Officer Principal Accounting Officer President Secretary Director	July 13, 2013

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Audited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mexus Gold US

We have audited the accompanying consolidated balance sheets of Mexus Gold US (an Exploration Stage Company) (the “Company”) as of March 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended March 31, 2013 and for the period from exploration stage re-entry (September 18, 2009) through March 31, 2013. Mexus Gold US’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexus Gold US as of March 31, 2013 and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2013 and for the period from exploration stage re-entry (September 18, 2009) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
July 11, 2013

Corporate Headquarters:
De Joya Griffith, LLC
2580 Anthem Village Drive, Henderson, NV 89052 Phone:  (702) 563-1600 Fax: (702) 920-8049

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Audited)

	March 31, 2013	March 31, 2012
ASSETS
CURRENT ASSETS
Cash	$ 104,701	$ -
Prepaid and other assets	25,019	8,419
TOTAL CURRENT ASSETS	129,720	8,419

FIXED ASSETS
Equipment, net of accumulated depreciation	1,955,813	1,131,097
TOTAL FIXED ASSETS	1,955,813	1,131,097

OTHER ASSETS
Equipment under construction	52,575	158,907
Property costs	1,233,483	682,374
TOTAL OTHER ASSETS	1,286,058	841,281

TOTAL ASSETS	$ 3,371,591	$ 1,980,797

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 50,698	$ 96,561
Accounts payable - related party	30,915	52,637
Advance from Powercom Services Inc.	-	800,000
Notes payable	192,500	199,747
Note payable - related party	218,992	115,942
Loan payable	-	1,284
TOTAL CURRENT LIABILITIES	493,105	1,266,171

LONG TERM LIABILITIES
Loan payable, net of current portion	-	36,858
TOTAL LONG TERM LIABILITIES	-	36,858
TOTAL LIABILITIES	493,105	1,303,029

SHAREHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share
500,000,000 shares of common stock, $0.001 par value per share
Issued and outstanding
375,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2012)	375	375
212,468,077 shares of common stock (179,381,712 - March 31, 2012)	212,468	179,382
Additional paid-in capital	11,266,771	5,381,846
Share subscription payable	417,369	67,893
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(7,893,186)	(4,303,287)
Total Mexus Gold Shareholders' Equity	3,355,356	677,768
Non-controlling interest	(476,870)	-
TOTAL SHAREHOLDERS' EQUITY	2,878,486	677,768

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 3,371,591	$ 1,980,797

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

			For the Period from
			Exploration Stage re-entry
	Year Ended	Year Ended	(September 18, 2009) to
	March 31, 2013	March 31, 2012	March 31, 2013
REVENUES
Revenues	$ 1,158,742	$ 239,911	$ 1,419,653
Total revenues	1,158,742	239,911	1,419,653

Expenses
General and administrative	898,768	705,080	2,767,763
Bad debt expense - related party	240,673	-	240,673
Exploration costs	3,281,234	561,926	4,110,814
Stock-based expense - consulting services	823,504	303,619	2,486,286
Impairment of mineral property	339,664	-	339,664
Loss on sale of equipment	159,439	128,273	279,317
Gain on settlement of debt	(283,715)	-	(283,715)
Total operating expenses	5,459,567	1,698,898	9,940,802

OTHER INCOME (EXPENSE)
Interest expense	(32,611)	(52,945)	(115,576)
	(32,611)	(52,945)	(115,576)

NET LOSS	(4,333,436)	(1,511,932)	(8,636,725)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(743,537)	-	(743,537)

NET LOSS ATTRIBUTABLE TO MEXUS GOLD US	$ (3,589,899)	$ (1,511,932)	$ (7,893,188)

BASIC LOSS PER COMMON SHARE	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER OFCOMMON SHARES
OUTSTANDING- BASIC	194,389,689	165,769,742

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Period from Exploration Stage re-entry (September 18, 2009) to March 31, 2013
(Audited)

	Preferred Stock		Series A Preferred Stock		Common Stock			Share		Deficit Accumulated During	Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Payable	Accumulated Deficit	Exploration Stage	controlling interest	Shareholders' Equity (Deficit)
Balance, September 18, 2009	-	$ -	-	$ -	136,614,000	$ 136,614	$ -		$ (648,441)	$ -	$ -	$ (511,827)

Forgiveness of debt by related party and Cancellation of shares for cash	-	-	-	-	(129,025,000)	(129,025)	540,127	-	-	-	-	411,102
Shares issued for services	-	-	-	-	12,225,000	12,225	734,525	-	-	-	-	746,750
Shares issued for equipment	-	-	-	-	40,213,846	40,214	27,587	-	-	-	-	67,801
Shares issued for cash	-	-	-	-	44,389,833	44,390	175,564	-	-	-	-	219,954
Shares issued for options on mineral properties	-	-	-	-	250,000	250	-	-	-	-	-	250
Shares issued to Mexus Gold Mining S.A. de C.V.	-	-	-	-	40,000,000	40,000	2,180,000	-	-	-	-	2,220,000
Deemed Distribution to Mexus Gold Mining S.A. de C.V.	-	-	-	-			(2,220,000)	-	-	-	-	(2,220,000)
Share subscription payable	-	-	-	-	-	-	-	20,000	-	-	-	20,000
Net loss	-	-	-	-	-	-	-	-	-	(958,576)	-	(958,576)
Balance at March 31, 2010	-	$ -	-	$ -	144,667,679	$ 144,668	$ 1,437,803	$ 20,000	$ (648,441)	$ (958,576)	$ -	$ (4,546)

Shares issued for services	-	-	-	-	5,337,500	5,338	607,095	-	-	-	-	612,433
Shares issued for equipment	-	-	-	-	2,981,464	2,981	320,970	-	-	-	-	323,951
Shares issued for cash	-	-	-	-	6,630,952	6,631	820,069	-	-	-	-	826,700
Shares issued for options on mineral properties	-	-	-	-	1,500,000	1,500	279,000	-	-	-	-	280,500
Share subscription payable	-	-	-	-	-	-	-	135,245	-	-	-	135,245
Net loss	-	-	-	-	-	-	-	-	-	(1,832,779)	-	(1,832,779)
Balance at March 31, 2011	-	$ -	-	$ -	161,117,595	$ 161,118	$ 3,464,937	$ 155,245	$ (648,441)	$ (2,791,355)	$ -	$ 341,504

Shares issued for services and supplies	-	-	-	-	2,671,367	2,671	272,460	-	-	-	-	275,131
Shares issued for equipment	-	-	-	-	955,034	955	165,236	-	-	-	-	166,191
Shares issued for cash	-	-	-	-	12,651,914	12,652	1,069,093	-	-	-	-	1,081,745
Shares issued for mineral properties	-	-	-	-	750,000	750	149,250	-	-	-	-	150,000
Shares issued for payments of loans, accounts payable and accrued interest	-	-	375,000	375	1,235,802	1,236	260,870	-	-	-	-	262,481
Share subscription payable	-	-	-	-	-	-	-	(87,352)	-	-	-	(87,352)
Net loss	-	-	-	-	-	-	-	-	-	(1,511,932)	-	(1,511,932)
Balance, March 31, 2012	-	$ -	375,000	$ 375	179,381,712	$ 179,382	$ 5,381,846	$ 67,893	$ (648,441)	$ (4,303,287)	$ -	$ 677,768

Shares issued for services and supplies	-	-	-	-	4,635,405	4,635	802,681	-	-	-	-	807,316
Shares issued for equipment	-	-	-	-	681,388	681	162,534	-	-	-	-	163,215
Shares issued for cash	-	-	-	-	22,461,892	22,462	3,350,071	-	-	-	-	3,372,533
Shares issued for mineral properties	-	-	-	-	1,100,000	1,100	410,900	-	-	-	-	412,000
Shares issued for payments of loans, accounts payable and accrued interest	-	-	-	-	4,207,680	4,208	1,158,739	-	-	-	-	1,162,947
Share subscription payable	-	-	-	-	-	-	-	349,476	-	-	-	349,476
Non-controlling interest mineral property contribution	-	-	-	-	-	-	-	-	-	-	266,667	266,667
Net loss	-	-	-	-	-	-	-	-	-	(3,589,899)	(743,537)	(4,333,436)
Balance, March 31, 2013	-	$ -	375,000	$ 375	212,468,077	$ 212,468	$ 11,266,771	$ 417,369	$ (648,441)	$ (7,893,186)	$ (476,870)	$ 2,878,486

The accompanying notes are an integral part of these consolidated financial statements.

Mexus Gold US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

			Exploration Stage
	Year ended	Year ended	re-entry (September 18,
	March 31, 2013	March 31, 2012	2009) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,333,436)	$ (1,511,932)	$ (8,636,725)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	302,245	221,404	621,882
Loss on sale of equipment	159,439	128,273	279,317
Loss on settlement of accounts payable	-	11,000	11,000
Gain on settlement of debt	(283,715)	-	(283,715)
Stock-based compensation	823,504	275,132	2,457,816
Accrued interest expense	32,611	26,020	61,631
Impairment of mineral property	339,664	-	339,664
Bad debt expense - related party	240,673	-	240,673
Changes in operating assets and liabilities:
Increase in prepaid and other assets	(16,600)	(2,435)	(25,019)
Increase in accounts payable and accrued liabilities	278,577	34,218	435,342
NET CASH USED IN OPERTATING ACTIVITIES	(2,457,038)	(818,320)	(4,498,134)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,142,118)	(149,793)	(1,964,308)
Purchase of equipment under construction	(2,780)	(135,223)	(421,608)
Purchase of mineral properties	(197,106)	(80,805)	(448,730)
Issuance of notes receivable	(240,673)	-	(240,673)
Proceeds from sale of equipment	209,000	26,989	285,989
NET CASH USED IN INVESTING ACTIVITES	(1,373,677)	(338,832)	(2,789,330)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	310,946	150,319	960,765
Payments on notes payable	(165,304)	(141,312)	(306,616)
Payments on loans payable	(204)	(1,139)	(1,343)
Advances from related party	232,001	65,340	359,430
Payment on advances from related party	(34,696)	(19,091)	(53,787)
Advance from Powercom Services Inc.	-	-	800,000
Proceeds from issuance of common stock	3,592,673	1,081,245	5,585,618
Share subscriptions payable	-	(87,352)	43,393
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,935,416	1,048,010	7,387,460

INECREASE (DECREASE) IN CASH	104,701	(109,142)	99,996
CASH, BEGINNING OF PERIOD	-	109,142	4,705
CASH, END OF PERIOD	$ 104,701	$ -	$ 104,701

Supplemental disclosure of cash flow information:
Interest paid	$ 9,741	$ 12,340	$ 22,081
Taxes paid	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for notes payable	$ 611,697	$ 195,260	$ 806,957
Shares issued for advances - related party	$ -	$ 2,200	$ 2,200
Shares issued for accounts payable, including related party	$ 551,250	$ 39,000	$ 590,250
Deferred gain on equipment	$ -	$ -	$ 46,000
Shares issued and unissued for equipment purchase	$ 282,108	$ 161,691	$ 475,299
Shares issued for equipment under construction	$ -	$ 5,000	$ 5,000
Shares issued for mineral property	$ 412,000	$ 150,000	$ 562,000
Asset relinquished to settle debt	$ 37,938	$ 108,000	$ 145,938
Asset given as settlement of payable	$ -	$ 6,500	$ 6,500
Loan for equipment	$ -	$ -	$ 43,046
Payables issued for mineral properties	$ (15,000)	$ -	$ (15,000)
Subscription payable settled by related party	$ (5,745)	$ -	$ (5,745)
Equipment under construction placed into service	$ 109,112	$ -	$ 109,112

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
March 31, 2013 and 2012
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $648,441 and an accumulated deficit since entry into the exploration stage of $7,893,186 at March 31, 2013. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and controlled subsidiaries, Mexus Gold Mining, S.A. de C.V. (“Mexus Gold Mining) and the Joint Venture between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. The portion of less than wholly-owned subsidiaries is included as non-controlling interest.  Significant intercompany accounts and transactions have been eliminated.

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

On November 1, 2012, Mexus Gold US and Mexus Gold Mining entered into a Joint Venture Agreement, for a term of fifty years, with Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. (“Participants”). The Participants agreed to contribute to the Joint Venture certain mining concessions located in the Municipality of Caborca, Sonora, Mexico. In exchange for the mining concessions described above, the Company agreed to provide $1,500,000 in operating advances to the Joint Venture within 30 days of execution date of the Joint Venture Agreement and issue 1,000,000 shares of Mexus Gold US common stock which were valued at $400,000 ($0.40 per share) to the legal representative of Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. Mexus has accounted for the acquisition of and the Participant’s interest in the mining concession as an asset acquisition. The Joint Venture is consolidated as the Company appoints two of three members of the Administrating Committee of the Joint Venture, serves as the operator of the Joint Venture and receives 60% ownership of net revenue from the mining concessions presently under production and extraction operations. Once the Joint Venture has repaid all debts and provides sufficient net profits in the opinion of the Company, as operator, the interest will revert to 51%.

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

Investments

Notes receivable are classified as available-for-sale. Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income/(loss).  Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method.  For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value.

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight-line basis over their expected useful lives as follows (see Note 6):

Mining tools and equipment    7 years
Watercrafts                                          7 years
Vehicles                                                3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $52,575 and $158,907 as of March 31, 2013 and 2012 respectively.  Equipment under construction at March 31, 2013 comprises Cone 1709, Equipment Fabrication Materials, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company's financial instruments consist of cash, notes receivable, accounts payable, accrued liabilities, advances, notes payable, and a loan payable. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Mexican Pesos. The Company has not, as of the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2013 and 2010, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2013 and 2012, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fourth quarter of fiscal 2013, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

4.	MINERAL PROPERTIES AND EXPLORATION COSTS

The following is a continuity of mineral property acquisition costs capitalized on the consolidated balance sheets:

	Balance March 31, 2012	Cash Payments	Share-Based Payments	Impairment	Balance March 31, 2013
Lida Mining District (a)	$150,656	$3,640	$0	($154,296)	$0
Ures (b)	170,368	15,000	0	(185,368)	0
Corborca (c)	361,350	117,447	12,000	0	490,797
Trinidad (d)	0	76,019	666,667	0	742,686
	$682,374	$212,106	$678,667	($339,664)	$1,233,483

	Balance March 31, 2011	Cash Payments	Share-Based Payments	Impairment	Balance March 31, 2012
Lida Mining District (a)	$120,001	$10,655	$20,000	$0	$150,656
Ures (b)	110,868	59,500	0	0	170,368
Corborca (c)	220,700	10,650	130,000	0	361,350
	$451,569	$80,805	$150,000	$0	$682,374

      The following is a continuity of exploration costs expensed in the consolidated statements of operation:

	Balance March 31, 2012	Cash Payments	Share-Based Payments	Balance March 31, 2013
Lida Mining District (a)	$0	$0	$0	$0
Ures (b)	610,515	306,430	355,065	1,272,010
Corborca (c)	461,609	306,430	355,064	1,123,103
Trinidad (d)	0	2,668,374	0	2,668,374
	$1,072,124	$3,281,234	$710,129	$5,063,487

	Balance March 31, 2011	Cash Payments	Share-Based Payments	Balance March 31, 2012
Lida Mining District (a)	$0	$0	$0	$0
Ures (b)	208,280	280,963	121,272	610,515
Corborca (c)	59,374	280,963	121,272	461,609
	$267,654	$561,926	$242,544	$1,072,124

(a)	Lida Mining District, Esmeralda County, Nevada

On September 21, 2009, the Company entered into an agreement on lands located in Esmeralda County, Nevada. The Company holds an option on 150 acres of patented lands, 14 mining claims and two mill sites with water rights. The Company also staked additional claims as a result of our initial geological evaluations.  On June 4, 2010, the optionor granted the Company an extension of the option until June 3, 2011. In consideration for extending the option, the Company paid $5,000 and 500,000 shares of common stock of the Company valued at $0.187 per share or $110,000. The properties were fully impaired at March 31, 2013 as the reserves were deemed not to be sufficient to warrant further work.

(b)	Ures, Sonora, Mexico

On May 25, 2010, the Company entered into a Mineral Exploration and Mining Lease with Option to Purchase with the owner of four mining claims (i) Ocho Hermanos (ii) 370 Area (iii) El Scorpion (iv) Los Laureles located at Ures, Sonora, Mexico.  For an initial exploration and drilling term up to June 30, 2011, the Company agreed to pay a monthly lease payment of $5,000 and a production royalty of 3% of the net smelter returns.  The Company has the option to purchase the mining claims payable, year 1 - $200,000, year 2 - $300,000, year 3 - $400,000 and year 4 - $2,100,000 for a total of $3,000,000. These property rights are owned by Mexus Gold S.A. de C.V. The properties were fully impaired at March 31, 2013 as the reserves were deemed not to be sufficient to warrant further work.

(c)	Corborca, Sonora, Mexico

On January 5, 2011, the Company entered into a Mineral Exploration, Exploitation and Mining Concession Purchase Agreement for two mining properties (i) Julio II (ii) Martha Elena located in the municipality of Caborca, Sonora, Mexico.  The purchase price of these rights are (a) $50,000 cash (b) 1,000,000 shares of common stock of Mexus Gold US (c) $2,000,000 paid at a rate of 40% net smelter royalty. The term of the agreement can be terminated at the option of the Company. These property rights are owned by Mexus Gold S.A. de C.V.

(d)	Corborca, Sonora, Mexico

On November 1, 2012, a Joint Venture Agreement was entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V.  As a result of the Agreement the Company acquired two mining properties (i) San Felix (ii) La Chinchi located in the municipality of Caborca, Sonora, Mexico.  The purchase price of these rights were (a) 1,000,000 shares of common stock of Mexus Gold US. valued at $400,000 ($0.40 per share) for a 60% interest in the Joint Venture Agreement (b) $266,667 attributed to the 40% non-controlling interest in the Joint Venture.

5.	NOTE RECEIVABLE AND RECOVERABLE DISBURSEMENTS - RELATED PARTY

On October 29, 2012, the Company entered into a note agreement with Kenneth Azuka, owner and operator of Trinidad Pacifica in the amount of $140,000.  On February 28, 2013, an additional $10,000 advance was disbursed to Kenneth Azuka. The business purpose of the $140,000 note and advance of $10,000 was to pay payroll and social security tax arrears of Trinidad Pacifica that were incurred prior to November 1, 2012. This note is non-interest bearing and is due on July 29, 2013.

In addition, the Company paid $90,673 directly to suppliers for expenses incurred by Trinidad Pacifica. The Company recorded these payments as a recoverable disbursement since these expenses were incurred by Trinidad Pacifica prior to November 1, 2012, the date of the Joint Venture Agreement.  The Company plans to recover these disbursements from the other Venturers as it was represented to the Company in the Joint Venture Agreement that there were no outstanding liabilities from activities of the Venturers prior to November 1, 2013 which the Company was responsible.

At March 31, 2013, the note, advance and recoverable disbursements were determined to be impaired since the Company believes the debtor does not have the financial capacity to repay these debts at March 31, 2013. A bad debt expnse of $240,673 was recorded in the consolidated statement of operations for the year ended March 31, 2013 (2012 -$0). The Company plans to recover these amounts from either Kenneth Azuka, the Joint Venture or from the other Venturers interest in the Joint Venture. The recovery, if any, will be recorded in the consolidated statement of operations in the period collectability is reasonably assured.

6.	EQUIPMENT

	Cost	Accumulated Depreciation	March 31, 2013 Net Book Value	March 31, 2013 Net Book Value
Mining tools and equipment	$1,915,817	$243,729	$1,672,088	$446,298
Watercraft	298,950	82,150	216,800	665,383
Vehicles	106,930	40,005	66,925	19,416
	$2,321,697	$365,884	$1,955,813	$1,131,097

Depreciation expense for the year ended March 31, 2013 and 2012 was $302,245 and $221,404, respectively.

7.	ACCOUNTS PAYABLE – RELATED PARTIES

During the year ended March 31, 2013 and 2012, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $45,600 and $45,600, respectively.  At March 31, 2013 and 2012, $12,863 and $0 for this obligation is outstanding, respectively.

At March 31, 2013 and 2012, the Company has an outstanding obligation of $18,052 and $52,637, respectively, due to Philip E. Koehnke APC, the former majority shareholder of the Company, for legal fees.

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

Notes due to Paul D. Thompson are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Paul D. Thompson is the sole director and officer of the Company.  As of March 31, 2013 and 2012, notes payable due to Paul D. Thompson totalled $8,992 and $115,942, respectively.

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  As of March 31, 2013 and 2012, notes payable due to Taurus Gold Inc. totalled $210,000 and $0, respectively.

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

On August 26, 2010, the Company entered into an unsecured note payable agreement with Brian Farcy in the amount of $150,000 with interest payable at 4.5 % per annum and monthly principal payments of $3,000 commencing October 1, 2010. The Company made $42,000 (March 31, 2012 - $18,000) in payments towards principal on this note in cash. The remaining principal of $108,000 plus accrued interest was paid in full in February 2012 by sale of Tugboat “Caleb” to the note holder.  The Company recorded a loss on sale of the tugboat of $125,197.

On September 1, 2010, the Company entered into an unsecured promissory note agreement to purchase Barge ITB230 with Island Tug & Barge Co. in the amount of $240,000 with interest payable at 6% per annum and four payments of $60,000 plus accrued interest due on March 1, 2011, September 1, 2011, March 1, 2012 and September 1, 2012. As of March 31, 2013, the Company made payments of $120,000 towards principal and $120,000 was outstanding at March 31, 2013 (March 31, 2012 - $180,000).

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

On February 18, 2011, the Company entered into an unsecured promissory note agreement with Lorna D. Seals in the amount of $50,000 with interest at 12% per annum payable monthly and principal due on January 17, 2012.  On November 9, 2012, the Company paid $20,000 in cash and issued 80,000 shares of common stock valued at $45,600 ($0.57 per share) to settle $45,600 note payable due to Lorna Seals. As a result, the Company recorded a loss on settlement of debt of $25,600.  At March 31, 2013 and 2012, $0 and $39,288, respectively, of principal was outstanding.

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

On July 21, 2011, the Company made an unsecured Loan Agreement with Francis Stadelman in the amount of $60,000 at eight percent interest and which was due in 90 days. At the option of the holder, the loan may be paid in all or part in cash or common stock of the Company at a fixed conversion price of $0.15 per share at the date of election.  The Loan Agreement resulted in a beneficial conversion feature of $10,000 since the closing price of common stock exceeds the fixed conversion price on July 21, 2011. The beneficial conversion feature of $10,000 is included in additional paid-in capital. On July 31, 2011, the Company fully converted the loan into 400,000 shares of common stock.

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

On March 28, 2012, the Company entered into an unsecured promissory note agreement with GJB Enterprise in the amount of $10,000.  The note has no specific terms of repayment.  A finance charge of $3,000 is due upon payment.  As of March 31, 2013, the Company issued 100,000 shares of common stock valued at $10,000 ($0.10 per share) to pay the loan.

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

On January 8, 2013, the Company entered into an unsecured promissory note agreement with William H. Brinker in the amount of $185,000.  The note is due on demand upon the occurrence of certain events and at the discretion of the note holder. A finance charge of $5,000 is due on or before March 31, 2013. The note is secured by 5,000,000 shares of common stock of Mexus Gold US pledged by the Company and certain mining equipment include a radial stacker and cone crushing plant.

On January 1, 2013, Francis Stadleman agreed to convert $98,806 of notes payable and $1,194 of interest payable owing to him into 500,000 shares of common stock of the Company valued at $117,500 ($0.235 per share). As a result, the Company recorded a loss on settlement of debt of $17,500. On March 20, 2013, the Company issued shares in satisfaction of the payable.

Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At March 31, 2013 and 2012, the balances on this note totalled $2,500 and $2,500, respectively.

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

13.	SHAREHOLDERS’ EQUITY (DEFICIT)

The shareholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2013 and 2012:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, zero shares issued and outstanding at March 31, 2013 and 2012, respectively.

Series A Convertible Preferred Stock, $.001 par value share; 1,000,000 shares authorized: 375,000 and 375,000  shares issued and outstanding at March 31, 2013 and 2012, respectively.

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

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 212,468,077 and 179,381,712 shares issued and outstanding at March 31, 2013 and 2012, respectively.

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

Year Ended March 31, 2013

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

From November 15 thru 27, 2012, the Company issued 4,555,324 shares of common stock to satisfy obligations under share subscription agreements for $636,704 in cash, $4,000 in equipment, $400,000 in mineral property, $31,091 in services, $46,174 in accounts payable, $10,000 in notes payable and $3,000 in interest included in share subscriptions payable.

On December 11, 2012, the Company issued 2,095,000 shares of common stock to satisfy obligations under share subscription agreements for $522,500 in cash included in share subscriptions payable.

On December 14, 2012, the Company issued 3,582,900 shares of common stock to satisfy obligations under share subscription agreements for $886,080 in cash included in share subscriptions payable.

On January 17, 2013, the Company issued 100,000 shares of common stock to satisfy obligations under share subscription agreements for $5,000 in cash and $45,600 in notes payable included in share subscriptions payable.

On January 28, 2013, the Company issued 347,619 shares of common stock to satisfy obligations under share subscription agreements for $73,048 in cash and $13,700 in equipment included in share subscriptions payable.

On February 1, 2013, the Company issued 820,000 shares of common stock to satisfy obligations under share subscription agreements for $60,000 in cash and $109,320 in services included in share subscriptions payable.

On February 21, 2013, the Company issued 890,004 shares of common stock to satisfy obligations under share subscription agreements for $188,001 in cash included in share subscriptions payable.

On March 20, 2013, the Company issued 832,851 shares of common stock to satisfy obligations under share subscription agreements for $43,000 in cash, $19,000 in services, $116,306 in notes payable and $1,194 in interest included in share subscriptions payable.

On March 29, 2013, the Company issued 1,794,592 shares of common stock to satisfy obligations under share subscription agreements for $249,076 in cash and $33,465 in services included in share subscriptions payable.

Common Stock Payable

During the year ended March 31, 2013, the Company received $3,592,673 in cash in exchange for subscriptions payable of 23,680,360 shares of common stock ($0.152 per share).

During the year ended March 31, 2013, the Company issued subscriptions payable for 4,573,157 shares of common stock for services valued at $823,504 ($0.180 per share).

During the year ended March 31, 2013, the Company issued subscriptions payable for 2,009,830 shares of common stock for equipment valued at $540,233 ($0.269 per share).

During the year ended March 31, 2013, the Company issued subscriptions payable for 1,100,000 shares of common stock for mineral property valued at $412,000 ($0.375 per share).

During the year ended March 31, 2013, the Company issued subscriptions payable for 935,180 shares of common stock valued at $288,722 ($0.309 per share) for the settlement of $103,037 in accounts payable. As a result, the Company recorded a loss on settlement of debt of $185,685.

During the year ended March 31, 2013, the Company issued subscriptions payable for 2,535,000 shares of common stock valued at $616,100 ($0.245 per share) for the settlement of $1,035,500 in advances, notes and interest payable. As a result, the Company recorded a gain on settlement of debt of $469,400.

On September 1, 2010, the Company incurred an obligation to issue 75,092 shares of common stock for equipment purchased with a fair value of $5,745.  On May 31, 2012, this obligation was settled personally by Paul D. Thompson, the sole director and officer of the Company.

14.	RELATED PARTY TRANSACTIONS

During the years ended March 31, 2013 and 2012, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company
Taurus Gold, Inc., controlled by Paul D. Thompson
Rent expense – Note 7

Notes Payable – Note 10

Philip E. Koehnke, former majority shareholder of the Company

Legal fees – Note 7

15.	INCOME TAXES

The following table presents income before taxes and income tax expense as well as the taxes charged to stockholders equity:

	Year Ended March 31, 2013	Year Ended March 31, 2012

Net loss before taxes	($4,333,436)	($1,511,931)

Income tax expense charged to loss before taxes	$0	$0

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

	Year Ended March 31, 2013	Year Ended March 31, 2012

Expected tax expense (recovery)	($1,517,000)	($529,000)
Share-based payments	$288,000	$96,000
Loss on sale of equipment	$56,000	$45,000
Gain on settlement of debt	($99,000)
Impairment of mineral property	$119,000
Other than-temporary impairment of note receivable	$84,000
Change in valuation allowance	$1,069,000	$388,000

	$0	$0

At March 31, 2013 and 2012, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $5,520,000 and $2,466,000, respectively, which may be applied against future taxable income, if any, at various times through 2033. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2013 and 2012.

The tax years 2013, 2012, 2011 and 2010 remain open to examination by the major taxing jurisdictions in which the Company operates.  The Company expects no material changes to unrecognized tax positions within the next twelve months.

16.	SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Company received $239,400 in cash in exchange for subscriptions payable of 1,912,340 shares of common stock ($0.125 per share).

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company was paid to the Note holders.  On April 18, 2013, the Company paid $501,075 in financing fees in advance for Promissory Notes in exchange for subscriptions payable of 2,550,000 shares of common stock ($0.1965 per share).

Subsequent to March 31, 2013, the Company issued 4,641,551 shares of common stock to satisfy obligations under share subscription agreements for $289,500 in cash and $255,000 in fees for Promissory Notes included in share subscriptions payable.