Form 10-Q
period 2013-06-30
Mexus Gold US
filed 2013-08-19
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 14, 2013, 219,866,654 shares of our common stock were issued and outstanding.

PART I
ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited

	June 30, 2013	March 31, 2013
ASSETS
CURRENT ASSETS
Cash	$ 84,546	$ 104,701
Prepaid and other assets	26,592	25,019
TOTAL CURRENT ASSETS	111,138	129,720

FIXED ASSETS
Equipment, net of accumulated depreciation	1,862,830	1,955,813
TOTAL FIXED ASSETS	1,862,830	1,955,813

OTHER ASSETS
Deferred finance expense	373,061	-
Equipment under construction	105,977	52,575
Property costs	1,233,483	1,233,483
TOTAL OTHER ASSETS	1,712,521	1,286,058

TOTAL ASSETS	$ 3,686,489	$ 3,371,591

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 100,846	$ 68,750
Accounts payable - related party	19,633	12,863
Notes payable	173,394	192,500
Note payable - related party	248,421	218,992
Loan payable	255,000	-
Secured convertible promissory note derivative liability	44,505	-
Warrant derivative liability	210,178	-
Secured convertible promissory note (net of unamortized debt discount $293,452)	14,048	-
TOTAL CURRENT LIABILITIES	1,066,025	493,105

TOTAL LIABILITIES	1,066,025	493,105

SHAREHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
500,000,000 shares of common stock, $0.001 par value per share	-	-
Issued and outstanding
375,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2012)	375	375
217,934,132 shares of common stock (212,468,077 - March 31, 2013)	217,934	212,468
Additional paid-in capital	12,129,380	11,266,771
Share subscription payable	433,269	417,369
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(8,933,332)	(7,893,186)
Total Mexus Gold Shareholders' Equity	3,199,185	3,355,356
Non-controlling interest	(578,721)	(476,870)
TOTAL SHAREHOLDERS' EQUITY	2,620,464	2,878,486

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 3,686,489	$ 3,371,591

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period from
			Exploration Stage re-entry
	Three Months Ended June 30,		(September 18, 2009) to
	2013	2012	June 30, 2013
REVENUES
Revenues	$ 406,387	$ 105,583	$ 1,826,040
Total revenues	406,387	105,583	1,826,040

Expenses
General and administrative	192,984	174,376	2,960,746
Bad debt expense - related party	247,509	-	488,182
Exploration costs	886,825	143,576	4,997,638
Stock-based expense - consulting services	37,500	0	2,523,786
Impairment of mineral property	-	-	339,664
Loss on sale of equipment	-	27,896	279,317
Gain on settlement of debt	-	-	(283,715)
Total operating expenses	1,364,818	345,848	11,305,618

OTHER INCOME (EXPENSE)
Interest expense	(161,774)	(5,717)	(277,350)
Foreign exchange loss	(17,109)	-	(17,109)
Loss on derivative liabilities	(4,683)	-	(4,683)
	(183,566)	(5,717)	(299,142)

NET LOSS	(1,141,997)	(245,982)	(9,778,720)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(101,851)	-	(845,388)

NET LOSS ATTRIBUTABLE TO MEXUS GOLD US	$ (1,040,146)	$ (245,982)	$ (8,933,332)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OFCOMMON SHARES
OUTSTANDING- BASIC	213,659,127	181,016,800

The accompanying notes are an integral part of these consolidated financial statements.

Mexus Gold US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			Exploration Stage
	Three Months Ended June 30,		re-entry (September 18,
	2013	2012	2009) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,141,997)	$ (245,982)	$ (9,778,720)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	85,684	57,376	707,566
Loss on sale of equipment	-	-	279,317
Loss on settlement of accounts payable	-	-	11,000
Gain on settlement of debt	-	-	(283,715)
Stock-based compensation	37,500	27,896	2,495,316
Accrued interest expense	161,774	-	223,405
Impairment of equipment included in exploration costs	7,500		7,500
Impairment of mineral property	-	-	339,664
Bad debt expense - related party	247,509	-	488,182
Loss on derivatives	4,683	-	4,683
Changes in operating assets and liabilities:	-	-	-
Prepaid and other assets	(1,573)	2,971	(26,592)
Accounts payable and accrued liabilities	19,154	(38,524)	454,494
NET CASH USED IN OPERTATING ACTIVITIES	(579,766)	(196,263)	(5,077,900)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,200)	(147,854)	(1,965,508)
Purchase of equipment under construction	(45,903)	(2,779)	(467,511)
Purchase of mineral properties	-	(60,000)	(448,730)
Issuance of notes receivable	(247,509)	-	(488,182)
Proceeds from sale of equipment	-	-	285,989
NET CASH USED IN INVESTING ACTIVITES	(294,612)	(210,633)	(3,083,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	285,894	121,200	1,246,659
Payments on notes payable	(50,000)	(95,173)	(356,616)
Payments on loans payable	-	(307)	(1,343)
Proceeds from issuance of convertible promissory notes	250,000	-	250,000
Advances from related party	42,350	10,488	401,780
Payment on advances from related party	(12,921)	(12,718)	(66,708)
Advance from Powercom Services Inc.	-	-	800,000
Proceeds from issuance of common stock	338,900	395,302	5,924,518
Share subscriptions payable	-	-	43,393
NET CASH PROVIDED BY FINANCING ACTIVITIES	854,223	418,792	8,241,683

INECREASE (DECREASE) IN CASH	(20,155)	11,896	79,841
CASH, BEGINNING OF PERIOD	104,701	-	4,705
CASH, END OF PERIOD	$ 84,546	$ 11,896	$ 84,546

Supplemental disclosure of cash flow information:
Interest paid	$ 15,000	$ 2,116	$ 37,081
Taxes paid	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for notes payable	$ -	$ -	$ 806,957
Shares issued for advances - related party	$ -	$ -	$ 2,200
Shares issued for accounts payable, including related party	$ -	$ -	$ 590,250
Deferred gain on equipment	$ -	$ -	$ 46,000
Shares issued and unissued for equipment purchase	$ 6,500	$ 30,554	$ 481,799
Shares issued for equipment under construction	$ -	$ -	$ 5,000
Shares issued for mineral property	$ -	$ -	$ 562,000
Asset relinquished to settle debt	$ -	$ -	$ 145,938
Asset given as settlement of payable	$ -	$ -	$ 6,500
Loan for equipment	$ -	$ -	$ 43,046
Payables issued for mineral properties	$ -	$ 15,000	$ (15,000)
Payables issued for equipment	$ -	$ 6,393	$ -
Subscription payable settled by related party	$ -	$ (5,745)	$ (5,745)

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2013
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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Fair Value of Financial Instruments

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Included in the ASC Topic 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The Company's financial instruments consist of cash, accounts payable, accrued liabilities, advances, notes payable, and a loan payable. The carrying amount of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Our warrant derivative liability and secured convertible promissory note derivative liability is measured at fair value on a recurring basis using Level 3 inputs.

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. The notes payable, loans payable and secured convertible promissory notes have fixed interest rates therefore the Company is exposed to interest rate risk in that they could not benefit from a decrease in market interest rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

Deferred Financing Costs

Deferred financing costs are amortized to interest expense based on the terms of the related debt instruments on a straight- line basis, which approximates the effective interest rate method.

Accounting for Derivative Instruments

Accounting standards require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  A change in the market value of the financial instrument is recognized as a gain or loss in results of operations in the period of change.

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

Reclassification

The Company reclassified $18,052 of accounts payable, related party as of March 31, 2013 to accounts payable to conform to the current presentation.  The reclassification had no effect on the Company’s financial condition, results of operations, or cash flows.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $648,441 and an accumulated deficit since re-entry into the exploration stage of $8,933,332 at June 30, 2013. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2014, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

5.	NOTE RECEIVABLE AND RECOVERABLE DISBURSEMENT - RELATED PARTY

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

In addition, the Company paid $90,673 and $247,509 directly to suppliers for expenses incurred by Trinidad Pacifica from November 1, 2012 to March 31, 2013 and April 1, 2013 to June 30, 2013, respectively. The Company recorded these payments as a recoverable disbursement since these expenses were incurred by Trinidad Pacifica prior to November 1, 2012, the date of the Joint Venture Agreement.  The Company plans to recover these disbursements from the other Venturers as it was represented to the Company in the Joint Venture Agreement that there were no outstanding liabilities from activities of the Venturers prior to November 1, 2013 which the Company was responsible.

At June 30, 2013, the note, advance and recoverable disbursements were determined to be impaired since the Company believes the debtor does not have the financial capacity to repay these debts at June 30, 2013.  A bad debt expense of $240,673 and $247,509 was recorded in the consolidated statement of operations for the year ended March 31, 2013 (2012 -$0) and the three months ended June 30, 2013 (2012 - $0), respectively. The Company plans to recover these amounts from either Kenneth Azuka, the Joint Venture or from the other Venturers interest in the Joint Venture. The recovery, if any, will be recorded in the consolidated statement of operations in the period collectability is reasonably assured.

6.	ACCOUNTS PAYABLE – RELATED PARTIES

During the three months ended June 30, 2013 and 2012, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $11,400, respectively.  At June 30, 2013 and March 31, 2013, $19,633 and $12,863 for this obligation is outstanding, respectively.

7.	NOTES PAYABLE

On January 8, 2013, the Company entered into an unsecured promissory note agreement with William H. Brinker in the amount of $185,000.  The note is due on demand upon the occurrence of certain events and at the discretion of the note holder. A finance charge of $5,000 is due on or before March 31, 2013. The note is secured by 5,000,000 shares of common stock of Mexus Gold US pledged by the Company and certain mining equipment include a radial stacker and cone crushing plant.  On April 1, 2013, the Company repaid $50,000 in principal and $140,000 remains outstanding at June 30, 2013 ($190,000 – March 31, 2013).

In June 2013, the Company received advances totalling 400,000 Mexican Pesos ($30,894 USD). These advances are non-interest bearing, unsecured and have no specific terms of repayment.

Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At June 30, 2013 and March 31, 2013, the balances on this note totalled $2,500 and $2,500, respectively.  At June 30, 2013 and March 31, 2013, accrued interest of $3,235 and $3,185 on this note have been included in accounts payable and accrued liabilities, respectively.

8.	NOTES PAYABLE – RELATED PARTY

These notes are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company and are due to Paul D. Thompson, the sole director and officer of the Company.  At June 30, 2013 and March 31, 2013, Notes payable – related party totalled $571 and $8,992, respectively.
Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  As of June 30, 2013 and March 31, 2013, notes payable due to Taurus Gold Inc. totalled $247,850 and $210,000, respectively.

9.	PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees are capitalized in the consolidated balance sheet as deferred finance expense and are being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes.

10.	SECURED CONVERTIBLE PROMISSORY NOTES

On June 12, 2013, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC (“Typenex”), for the sale of an 8% Secured Convertible Promissory Notes (“Notes”) in the principal amount of $557,500 consisting of an initial tranche of $307,500 comprising of $250,000 of cash at closing, Typenex legal expenses in the amount of $7,500 and a $50,000 original issue discount and an additional tranche $250,000 in cash. On June 12, 2013 the Company closed on the initial tranche and on June 30, 2013, the Company has not closed on the additional tranche. The Company has no obligation to pay Typenex any amounts on the unfunded portion of the Note. The Notes have a maturity date that is thirteen months after the issuance date. Typenex has been granted a security interest in the property of the Company.

At the option of the holder, all principal, costs, charges and interest amounts outstanding under all of the Notes shall be exchanged for shares of the Company’s common stock at the Conversion Price of $0.23 per share. The Conversion Price is subject to an anti-dilution adjustment in the event the Company at any time, while the Notes are outstanding, issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.23 a share.

In conjunction with the issuance of the Notes on June 12, 2013, the Company issued a variable number of warrants of the Company’s common stock equal to $278,750 divided by the Market Price.  Market Price is defined as the higher of (i) the closing price of the common stock of the Company on June 12, 2013, and (ii) the VWAP of the common stock for the trading day that is two days prior to the exercise date.  The Exercise Price of the warrants are $0.24 per share. The Exercise Price is subject to an anti-dilution adjustment in the event the Company at any time, while the Warrants are outstanding, issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.24 a share.

The anti-dilution protection for the Note and Warrants excludes (a) the Company’s issuance of securities in connection with strategic license agreements and other partnering arrangements so long as any such issuances are not for the purpose of raising capital and in which holders of such securities or debt are not at any time granted registration rights, and (b) the Company’s issuance of Common Stock or the issuance or grant of options to purchase Common Stock to employees, directors, officers and consultants, authorized by the Company’s board of directors in place on June 12, 2013.

After six months after the issuance date, monthly installments are due on the Note payable at the option of the Company (i) in cash (ii) in shares of common stock of the Company discounted depending on the Company’s share price at either 30% or 35%, or (iii) in any combination of cash or shares.

On June 12, 2013, the Company recorded a discount on the Note equal to the fair value of the warrant derivative liability and convertible promissory note derivative liability. This discount is amortized using the effective interest rate method over the term of the Note.

	Three months ended June 30,
	2013	2012
Cash advanced on closing of the initial tranche	$ 250,000	$ -
Discounts on Note
Fair value of warrant derivative liability	(219,372)	-
Fair value of convertible promissory note liability	(45,362)	-
Loss on derivative liabilities	14,734	-
Amortization of discount on Note	14,048	-
	$ 14,048	$ -

11.	WARRANT DERIVATIVE LIABILITY

The Warrants are subject to anti-dilution adjustments that allow for the reduction in the Exercise Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.24 a share. The Company accounted for the warrants in accordance with ASC Topic 815. Accordingly, the Warrants are not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The Company’s warrant derivative liability has been measured at fair value at June 12, 2013 and June 30, 2013 using a binomial model. Since the Exercise Price contains an anti-dilution adjustment, the probability that the Exercise Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

	June 12, 2013	June 30, 2013
Closing share price	$0.105	$0.100
Conversion price	$0.24	$0.24
Risk free rate	1.15%	1.41%
Expected volatility	150%	150%
Dividend yield	0%	0%
Expected life	60 months	59 months

The fair value of the conversion option derivative liability is $219,372 and $210,178 at June 12, 2013 and June 30, 2013, respectively. The decrease in the fair value of the conversion option derivative liability of $9,195 is recorded as a gain in the unaudited consolidated condensed statement of operations for the three months ended June 30, 2013.

12.	CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Notes are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.23 a share. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The Company’s convertible promissory note derivative liability has been measured at fair value at June 12, 2013 and June 30, 2013 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.
The inputs into the binomial model are as follows:

	June 12, 2013	June 30, 2013
Closing share price	$0.105	$0.100
Conversion price	$0.23	$0.23
Risk free rate	0.14%	0.15%
Expected volatility	114%	114%
Dividend yield	0%	0%
Expected life	13 months	12 months

The fair value of the conversion option derivative liability is $44,505 and $45,362 at June 30, 2013 and June 12, 2013, respectively. The decrease in the fair value of the conversion option derivative liability of $857 is recorded as a gain in the unaudited consolidated condensed statement of operations for the three months ended June 30, 2013.

13.	STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2013 and March 31, 2013:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 375,000 shares issued and outstanding at June 30, 2013 and March 31, 2013.

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

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 217,934,132 and 212,468,077 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively. Holders of Common Stock have one vote per share of Common Stock held.

On May 3, 2013, the Company issued 880,714 shares of common stock to satisfy obligations under share subscription agreements for $137,250 in cash included in share subscriptions payable.

On May 21, 2013, the Company issued 823,332 shares of common stock to satisfy obligations under share subscription agreements for $125,250 in cash included in share subscriptions payable.

On May 22, 2013, the Company issued 2,550,000 shares of common stock to satisfy obligations under share subscription agreements for $501,075 in financing fees included in share subscriptions payable.

On June 17, 2013, the Company issued 387,500 shares of common stock to satisfy obligations under share subscription agreements for $27,000 in cash included in share subscriptions payable.

On June 26, 2013, the Company issued 824,509 shares of common stock to satisfy obligations under share subscription agreements for $43,000 in cash and $34,500 in services included in share subscriptions payable.

Common Stock Payable

During the three months ended June 30, 2013, the Company received $338,900 in cash in exchange for subscriptions payable of 3,240,174 shares of common stock ($0.105 per share).

During the three months ended June 30, 2013, the Company issued subscriptions payable for 325,000 shares of common stock for services valued at $37,500 ($0.115 per share).

14.	SUBSEQUENT EVENTS

On July 16, 2013, the Company issued 66,666 shares of common stock to satisfy obligations under share subscription agreements for $6,000 in cash included in share subscriptions payable.

On July 17, 2013, the Company issued 125,000 shares of common stock to satisfy obligations under share subscription agreements for $10,000 in cash included in share subscriptions payable.

On July 22, 2013, the Company issued 576,571 shares of common stock to satisfy obligations under share subscription agreements for $2,400 in cash and $3,000 in services, included in share subscriptions payable, and $30,000 in cash and $11,000 in services for subscriptions agreements entered into in July 2013.

On July 31, 2013, the Company issued 1,014,285 shares of common for $71,000 in cash and 150,000 shares of common stock for annual mineral lease payment valued at $15,150 ($0.101 per share).

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our President and CEO, Paul Thompson, brings over 40 years’ experience in mining and mining development to Mexus Gold US. Mr. Thompson is currently recruiting additional management personnel for its Mexico, Nevada, and submarine Cable Recovery operations to assist in growing the company.

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

Description of the Business of Mexus Gold US

Mexus Gold US is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada and Mexico, as well as, the salvage of precious metals from identifiable sources. Our main activities in the near future will focus on our mining operations in Mexico.

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

Lida Mining District, Nevada

We determined after out review of the data of the prior geological studies to release the option lands covering part of the prospect area to the original owner, Nevada Pacific Rim during the year ended March 31, 2012. During our initial evaluation we did acquire directly several claims in the area for further study in Esmeralda County, Nevada. The Mexus Claims are held pending our study and evaluation, however, at this time there has been no geological evaluation and are no plans scheduled for further work at this time.

Mexus Gold S.A. de C.V. Caborca

Effective March 31, 2011, we have acquired Mexus Gold S.A. de C.V. We began funding the operations in Mexico and have instituted a small placer processing operation to evaluate various areas of interest within the project lands.

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
As of the date of this report, Mexus Gold US has obtained all necessary permits and environmental permits to begin operations. As of June 30, 2013, Mexus Gold US has completed a bypass water channel around the 8 Brothers mine.

Metallurgical work continued during the past year. Given the complex nature of the sulfide deposit and the partial oxidization of the material (indicated by the presence of yellow colored lead oxides), a satisfactory recovery method could not be found. Consequently, further work beyond the initial reconnaissance and characterization sampling was not completed and the entire project was put on hold.

El Scorpion Project Area

This area has several shear zones and veins which show copper and gold mineralizations. Recent assays of an 84’ drill hole shows 1.750% per ton to .750% per ton of copper and 3.971 grams per ton to 0.072 grams per ton of gold. Another assay of rock sample from the area shows greater than 4.690% per ton copper. This land form distribution appears to be synonymous to the ideal porphyry deposit at Baja La Alumbrera, Argentina.

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

Effect of existing or probable governmental regulations on the business

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that Mexus Gold US is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed there under in Nevada and the United States and in any other jurisdiction in which we will operate. We are not aware of any current orders or directions relating to Mexus Gold US with respect to the foregoing laws and regulations.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three month period ended June 30, 2013 and 2012 and for the period from September 18, 2009 (exploration stage re-entry) through June 30, 2013. All amounts herein are in U.S. dollars.

Three Months Ended June 30, 2013 compared with the Three Months Ended June 30, 2012 and September 18, 2009 (Exploration Stage Re-Entry) through June 30, 2013

    We had a net loss during the three months ended June 30, 2013 of $1,141,997 compared to a net loss of $245,982 during the same period in 2012.  We had a cumulative net loss of $9,778,720 for the period from September 18, 2009 (Exploration Stage Re-Entry) through June 30, 2013.  The increase in net loss are attributable to the increase in (i) Exploration Costs – a $743,249 increase in exploration costs primarily attributable to the Joint Venture Agreement entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on November 1, 2012 (ii) Bad debt expense of $247,509 (2012 - $0) (iii) Stock-based expenses of $37,500 (2012 - $0) (iv) General and administrative expense of $18,608 due to an increase in rent, audit and accounting costs.

Revenue

For the three months ended June 30, 2013, we had revenues of $406,387 compared to $105,583 for the three months ended June 30, 2012.  We recorded revenues of $1,826,040 for the cumulative period from September 18, 2009 (Exploration Stage Re-Entry) through June 30, 2013.

The revenues of $406,387 for the three months ended June 30, 2013 are from our gold mining operations in Mexico. While the Company is in the exploration stage we are earning revenue from placer operations and experimental mineral processing to help fund our exploration activities.

Operating Expenses

Total operating expenses increased to $1,364,818 during three months ended June 30, 2013, compared to $345,848 for the three months ended June 30, 2012.  Total operating expenses for the period from September 18, 2009 (exploration stage re-entry) through June 30, 2013 were $11,305,618.  The increase in operating expenses for each of these periods was due to our expansion into the mining operations through the exploration activities of our properties, bad debt expense and stock-based expenses.

Other Income (Expense)

We incurred $161,774 of interest expense during the three months ended June 30, 2013 compared to $5,717 during the same period in 2012.

The increase is attributable to the:

(a) Issuance of promissory notes for $255,000 in cash during the three month period ended June 30, 2013. The Notes bear interest of 4% per annum and are due on December 31, 2013. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. During the three months ended June 30, 2013, deferred financing expense of $142,329 recognized as interest expense using the straight line method, which approximates the effective interest method, and

(b) Issuance of secured convertible promissory notes for $250,000 in cash.  The notes are convertible in to shares of common stock of the Company at a price of $0.23 per shares.  The conversion price is subject to adjustment by an anti-dilution clause.  In conjunction with the issuance of the Notes on June 12, 2013, the Company issued a variable number of warrants of the Company’s common stock equal to $278,750 divided by the Market Price.  Market Price is defined as the higher of (i) the closing price of the common stock of the Company on June 12, 2013, and (ii) the VWAP of the common stock for the trading day that is two days prior to the exercise date.  The Exercise Price of the warrants are $0.24 per share. The Exercise Price is subject to adjustment by an anti-dilution clause. As a result of a discount recorded on the Note, the Company recorded $14,048 as interest accretion expense during the three months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2013, we had cash of $84,546 compared to $104,701 at March 31, 2013.  This increase in cash is primarily due to revenue and the issuance of promissory notes, secured convertible promissory notes and shares of common stock.

Our equipment decreased to $1,862,830 at June 30, 2013, compared to $1,955,813 at March 31, 2013. The decrease in equipment is largely due to depreciation expense of $85,684 during the three months ended June 30, 2013.

Equipment under construction increased to $105,977 at June 30, 2013, compared to $52,575 at March 31, 2013.  The increase is due to the construction of a new plant in Mexico.

Our mineral properties remained unchanged at $1,233,483 at June 30, 2013 and March 31, 2013.

Total assets increased to $3,686,489 at June 30, 2013, compared to $3,371,591 at March 31, 2013.  The majority of the increased assets related to the capitalized of deferred finance expense on the Promissory Notes issued during the three months ended June 30, 2013.

Our total liabilities increased to $1,066,025 at June 30, 2013, compared to $493,105 as of March 31, 2013.  The increase in our total liabilities can be primarily attributed to the issuance of promissory notes and secured convertible promissory notes.

The Company is dependent upon outside financing to continue operations. It is management’s plans to raise necessary funds through a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise the necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully execute its business plan.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2013, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2013, the Company issued 880,717 shares of common stock to satisfy obligations under share subscription agreements for $137,250 in cash included in share subscriptions payable.

On May 21, 2013, the Company issued 823,334 shares of common stock to satisfy obligations under share subscription agreements for $125,250 in cash included in share subscriptions payable.

On May 22, 2013, the Company issued 2,550,000 shares of common stock to satisfy obligations under share subscription agreements for $501,075 in financing fees included in share subscriptions payable.

On June 17, 2013, the Company issued 387,500 shares of common stock to satisfy obligations under share subscription agreements for $27,000 in cash included in share subscriptions payable.

On June 26, 2013, the Company issued 824,509 shares of common stock to satisfy obligations under share subscription agreements for $43,000 in cash and $34,500 in services included in share subscriptions payable.

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Statements

Consolidated Balance Sheets at June 30, 2013 and March 31, 2013

Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012 and the period from September 18, 2009 (Exploration Stage Re-Entry) through June 30, 2013

Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012 and the period from September 18, 2009 (Exploration Stage Re-Entry) through June 30, 2013

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

August 14, 2013

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director