Form 10-K/A
period 2012-03-31
Mexus Gold US
filed 2013-09-12
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
Amendment #3

 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 3 to the Annual Report on Form 10-K (the "Form 10-K") for the year ended March 31, 2012, is to amend Item # 1 and  Item #15.

No other changes have been made to the Form 10-K.  This Amendment No. 3 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Other Exploration Properties

Our Other Exploration Properties consist of the following:

Mining Properties located in the state of Nevada

Lida Mining District

The Lida Project is located  in south central Nevada, approximately 20 miles south-west of Goldfield.  The project area is accessed by proceeding 15 miles south of Goldfield along US Highway 95 to Lida Junction.  Then by proceeding west along Nevada State Route 266 for 19 miles to the Lida, Nevada, the project site.

Property Location Map

California
Utah
Elko
I-80
Battle Mountain
Reno
N
Tonopah
Lida District
95
Las Vegas
0
100 Miles
Coaldale
Tonopah
Silverpeak
Goldfield
Lida
266
Lida Mining District
Gold Point
95
N
Beatty
California
0
10
20
30
40 Miles
0
10
20
30
40
50 Kilometers

FIGURE 1 - LOCATION MAP

The Lida Project, located in Esmeralda County Nevada, consists of 2 components: the 1st component consists of two groups of leased patented claims: the Florida Group (Florida, Father Mother and Lenore, US Mineral Survey No. 3281) and the Wisconsin Group ( Wisconsin, Florida, King Solomon, Belle of Lida, Lucky Jim, Lucky Jack, Alhambra, Mountain View and Savana Fraction, US Mineral Survey No. 3388) totaling 174.503 acres.  Also included in the lease are a total of approximately 230 acres of unpatented claims: Monaco Nos. 1 -10, Monaco Mill Site Nos. 20 & 21 and Jim-A-Lew Nos. 7 & 9.  The lease includes the State of Nevada Certificate of Appropriation of Water No. 13630.(Figure 2)

The 2nd component consists of a total of 12 unpatented mining claims originally located by Mexus Gold US on November 24, 2009 (Mex Nos. 1 through 10 and Mex Fractions A & B) totaling approximately 210 acres.  All of the named unpatented claims are considered to be valid by the Bureau of Land Management through Sept 2013.

R.40 E.
R.41 E.
Lida
36
31
N
T.5 S.
T.6 S.
T.5 S.
T.6 S.
1
6
PATENTED CLAIMS
MEX FRACT. A
MONACO
UNPATENTED
CLAIMS
MEX FRACT. B
MONACO
UNPATENTED
CLAIMS
MONACO MILL SITES #20 & #21
MEX #1
MEX #2
JIM-A-LEW
7 & 9
MEX #3
MEX #4
MEX #5
MEX #6
MEX #7
MEX #8
MEX #9
MEX #10
2000
Lida
Canyon
Stewarts Spring
MEXUS GOLD U.S.
MEX Claim Map
Esmeralda County, Nevada
Claims located by Mexus Gold U.S.
SCALE
0 500 1000 1500 2000 2500 3000 3500
FEET

FIGURE 2 - LIDA PROPERTY MAP

The patented claims are wholly owned by Nevada Pacific Rim, a Nevada Corporation as are the leased unpatented mining claims.  The Mex Claims were located and are wholly owned by Mexus Gold US, also a Nevada Corporation.  Nevada Corporations can locate and hold unpatented Mining Claims.

Mexus issued 250,000 shares of common stock to Nevada Pacific Rim upon signing this agreemen (21 Sept, 2009), which granted Mexus an 8 month option period.  At the end of the option period, Mexus paid USD 75,000 to Nevada Pacific Rom and issued another 250,000 shares of common stock to Nevada Pacific Rim for a 6 month extension.  Any production is subject to a 3% Net Smelter Royalty.  A purchase price of USD 5,000,000.00 is set, with a minimum cash payment of USD 1,500,000.00.  The balance can be issued in Mexus Gold US common stock.

Mexus has surface and mineral rights on the patented lands.  Mexus has mineral rights only on the unpatented claims.  In order for any mining work to begin on the unpatented lands, a Plan of Operation must be filed with the Bureau of Land Management.

The geology of the Lida Project area consists of a package of massive interbedded dolomites and limestone of the pre-Cambrian Deep Spring Formation, overlain by a Cambrian package consisting of massive limestones and dolomites.  These packages are in turn overlaid by the Ordivician Palmetto Formation consisting of interbedded chert, siltstone and shale.  All of the sedimentary units have been intruded by Jurassic to Tertiary aged stocks and dikes as well as being covered by volcanic flows and tuffs.  Visually the intrusives range in composition from rhyolite to andesite.

The Lida Mining District is located along the NW trending Walker Lane structural zone.  The Walker Lane localizes many deposits and mining districts, including: Goldfield, Tonopah, Candelaria, Borealis, Santa Fe, Rawhide, Yerington and possibly the Comstock Lode.  It is also the locus of severe structural deformation.

The mineralization consists of mainly silver/gold veins, replacement deposits, and /or sediment hosted gold deposits. The exploited deposits were quartz and calcite veins which were oxidized near the surface.  Primary mineralization appeared to be a complex sulfide deposit consisting mainly of galena with some hornsilver and free(?) gold.  Total recorded early production was apparently only some 5,573 tons which was found in the geologic and mining report on Esmeralda County.

In the early 1970's, Hughes (The Summa Corporation) did some underground work and tried to develop an open pit.  Both efforts were unsuccessful and exhausted the funds.

Historical work consists of a series of shafts and drifts throughout the properties.  Access to these historical workings is variable with some of the shafts and adits being caved while others are in good condition.  An unknown dollar amount has been expended upon this work. Future work will be undertaken to confirm the presence of reserves before commencing mining.

Only verbal summaries of some of the historical resource calculations are in the possession of mexus.  The company does not have any assay maps or detailed calculations in hand.  It is not known whether Nevada Pacific Rim has more data than what has been forwarded `to Mexus Gold US.
The "reserve" calculations were made by making assumptions which are no longer used in the mining industry and were questionable at the time the calculations were made and the report was written.  One of the assumptions used was calculating a value per vertical foot based on properly taken channel sampling (based on written descriptions) of a limited face.  The vertical distance used in the calculations was based on assumptions from the depth of historical workings (700 feet) in the Florida and adjacent mines.  The width used in the calculations was generally limited and based on the length of the weighted channel sample.

A total of four intervals were channel sampled.  The channel sample intervals were: 113 linear feet (30 channel samples, averaging 0.038 opt Au, 19.88 opt Ag), 13.5 linear feet (7 channel samples averaging trace Au, 44.524 opt Ag) and 29.4 linear feet (10 channel samples averaging 0.034 opt Au, 19.59 opt Ag).  One drill hole yielded a weighted average of 15.20 opt Ag and 0.083 opt Au over the lowest 24 feet.  As previously stated, there are no mine maps, assay maps or drill hole location maps in the company's possession, so it is impossible to evaluate the stated numbers. No information on the assay laboratory used was given. Consequently, no statements can be made regarding any resources or reserves on this property.

Due to these factors, the company is at the present time evaluating the resources quoted in the report and will make a final decision on how to proceed with the project.

Initially the work will be located on the patented lands, necessitating obtaining a Waste Water Disposal Permit from the Nevada Department of Environmental Quality and an Operating Permit from Esmeralda County,  Such permits can usually be obtained within 90 days.

A preliminary budget of approximately USD 5,000,000.00 has been estimated for both exploration and possible extraction.  Certain reserves have been cited as being present around the historical workings.  These reserves have not yet been confirmed and will need to be confirmed by drilling before any extraction can commence.

In summary, Mexus intends to begin any work on the Patented Lands.  By starting this way, Mexus will need an Operating Permit from Esmeralda County and a waste water discharge Permit from the Nevada Department of Environmental Protection (NDEP).  Neither of these are difficult to obtain when following accepted practices, especially in Esmeralda County.  In general, such permits can be had within 90 days.

Similar permits would be required for any drilling activity or other surface disturbances on the patented land.  Drilling on the unpatented BLM lands would require filing of a Notice of Intent with the Bureau of Land Management for less than a 5 acre total disturbance..  The BLM has 30 days to comment on the Notice.  Approval is generally automatic.

There are no known environmental liabilities from the historical work in the Lida Mining District.

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

Ocho Hermanos – Guadalupe de Ures Project

The Guadalupe de Ures Project is accessed from Hermosillo by driving via good paved road for 60 kilometers to the town of Guadalupe de Ures and then for 15 kilometers over dirt roads to the prospects.  A base camp has been established near the town of Guadalupe de Ures using mainly trailers for accommodation, workshops and kitchen facilities.

Tucson
El Paso
Ciudad Juarez
Nogales
BAJA CALIFORNIA
Pacific Ocean
Gulf of California
SONORA
CHIHUAHUA
Guadalupe de Ures
Hermosillo
Chihuahua
Guaymas
N
0 100 Kilometers
0 100 Miles

NEVADA
UTAH
COLORADO
CALIFORNIA
ARIZONA
NEW MEXICO
Albuquerque
Pacific Ocean
Los Angeles
San Diego
Phoenix
Tucson
El Paso
TEXAS
SONORA
Guadalupe de Ures
Hermosillo
Chihuahua
MEXICO
0 100 200 300 Kilometers
0 100 200 300 Miles
Mexico City

Mexus Gold U.S.

Guadalupe de Ures Project

Location Map

1805 West Carson Street, #8
Carson City, NV 89701

FIGURE 3 - LOCATION MAP

The Ocho Hermanos Project (also called the Guadalupe de Ures Project) consists of the “Ocho Hermanos” and "San Ramon" claims which are covered by the Sales and Production Contract dated the 4th day of July, 2009 between “Minerales Ruta Dorado de RL de CV” (seller) and “Mexus Gold Mining S.A. de C.V.”, a wholly owned subsidiary of Mexus Gold US (buyer).  The Ocho Hermanos Claim consists of 34.9940 hectares (1 acre = 0.4047 hectares) or 86.4690 acres while the San Ramon Claim consists of 80 hectares (197.6773 acres).(Figure 4)

The term of the agreement is 5 years.  During the term Mexus must pay 40% of the net revenue received for minerals produced to the seller.  At the conclusion of the 5 years, the lease can be purchased for USD 50,000.

Minerales Ruta Dorado de RL de CV is a duly constituted Mexican Company and as such can hold mining claims in Mexico.

542000
543000
544000
3258000
3257000
3256000
3255000
3254000
C. EL SOTOL
PLATOSA
82/29507
650
PUERTO
CAMPODONICO
LOS LAURELES
82/28472
321.1-4/163
Campodónico
T-1910558
OCHO HERMANOS
321.1-4/476
550
SAN RAMON
E-321.1-4/599
T-194785
E-13342
C. PRIETO
Minas
(Fuera de Uso )
TRES SETENTA
82/15396
N
700
550
Meters
0
255
510
1,020
1,530
2,040

1:20,000

MEXUS GOLD MINING S.A DE C.V.
OCHO HERMANOS - LOS LAURELES CONCESSIONS
NAD 27

FIGURE 4 - OCHO HERMANOS
PROJECT AREA CLAIM MAP

Mexus did not perform any systematic sampling or any systematic drilling and because of this did not  set up a formal QA/QC program.  All of the samples were submitted to Certified Laboratories (ALS - Chemex in Hermosillo or American Assay in Reno, Nevada) which insert their own QA/QC samples/duplicates.  Also the laboratories run duplicates and blanks from each batch fired   The sequence of events so far are the following:

1.)	Mexus found a previously mined area with interesting values – Ocho Hermanos
2.)	Mexus began to submit characterization samples to the above noted assay laboratories, in order to determine the range of Au - Ag values present
3.)	Mexus then began an investigation into recovery options by using material taken from the areas with the better values
4.)	The above work was completed before any systematic exploration was done because if no recovery method could be found relatively quickly, the project would move more slowly
5.)	Because of the lead time involved, Mexus began work on an Environmental Impact Statement for the likely operational area (a total of 4 hectares to begin)
6.)	In order to complete the EIS, figures for estimated tonnages were submitted to cover the hoped for volume
7.)	To date, no suitable recovery method was found due primarily to the partial oxidation of the principally sulfide deposit
8.)	The Environmental Permits run for 35 years so there is time for further investigation

The main geologic feature of this project area is an apparent “manto” sulfide zone composed primarily of galena with some pyrite, arsenopyrite and possibly phyrrotite. Above this zone there is an oxide zone composed of iron and lead oxides. The sulfides themselves are partially oxidized.  Reconnaissance and characterization samples taken indicated sporadically high gold and silver values.  The deposit occurs in shallow water sediments (principally quartzites, with some limestone and shales) and can be best characterized as a skarn type deposit due to the presence of intrusive rocks within 1 kilometer.

Given the complex nature of the sulfide deposit and the partial oxidization of the material (indicated by the presence of yellow colored lead oxides), a satisfactory recovery method has not yet been found.  Consequently, at this time, no further systematic work beyond the initial reconnaissance and characterization sampling has been completed.  The entire project was essentially put on hold until a suitable recovery method is found, which is a continuing effort and at this time is being pursued by member of the faculty at the University of Sonora in Hermosillo.  The faculty member teaches metallurgy and assay practices at the University.  After a suitable recovery method has been identified, the process will need to be confirmed by a certified metallurgical testing laboratory.

The Environmental Permits detail all of the affected flora and fauna.  The land is presently used for cattle grazing and the surface rights are owned  by the community of Guadelupe de Ures.   An agreement is in place with Mexus Gold Mining S.A. de C.V. for surface access and disturbance. The Environmental Permit concludes that no permanent damage or degradation of the present land use will result from the intended activity on the lands.  At present, the Environmental Permits cover a total of 4 hectares - 3 hectares cover the initial site of the mineral as presently understood and 1 hectare is permitted for the erection of a suitable extraction plant.

No known contamination from past mining activities was found or is known to locals.  The historic workings consisted of a few shallow adits and pits.  In the course of obtaining the Environmental Permission the permit stipulated that properly lined ponds etc must be used to prevent any potential surface or ground water contamination from any proposed activities.

Only separation is proposed to be conducted on site if found to be possible, while final metal recovery will be conducted at a properly licensed and certified metal refining facility.  Current efforts to find suitable recovery methods are being conducted off site in a University laboratory.  Up sizing the process, if found, will be completed by a licensed, certified metallurgical laboratory.

MICROLOCALIZACION PROYECTO "URES"

544,000
3,255,000
3,255,000
544,000

PROMOVENTE:

MEXUS GOLD MINING, S.A. DE C.V.
AVE. JOSE S HEALY, No. 271-A
COL.SAN BENITO, .C.P. 83190
HERMOSILLO, SONORA

NOMBRE DEL PROYECTO:

PROYECTO DE EXPLOTACION Y BENEFICIO "URES"

UBICACION:

ESTADO: SONORA
MUNICIPIO: URES
LOCALIDAD: GUADALUPE DE URES

PORCION DE CARTA TOPOGRAFICA
H12D23 "URES"
ESCALA: 1: 50,000
DATUM: ITRF92

LOTES PROYECTO "URES"

FIGURE 5- MICROLOCALIZACION PROYECTO “URES”

LOCALIZACION DE AREAS DE EXTRACCION Y PLANTA DE BENEFICIO PROYECTO "URES"

544,000
C. PRIETO
Minas
3,255,000
3,255,000
C. Los Co
544,000
Los Coch

PROMOVENTE:

MEXUS GOLD MINING, S.A. DE C.V.
AVE. JOSE S HEALY. No. 271-A
COL.SAN BENITO, .C.P. 83190
HERMOSILLO, SONORA

NOMBRE DEL PROYECTO:

PROYECTO DE EXPLOTACION Y BENEFICIO "URES"

UBICACION:

ESTADO: SONORA
MUNICIPIO: URES
LOCALIDAD: GUADALUPE DE URES

PORCION DE CARTA TOPOGRAFICA
H12D32 "URES"
ESCALA: 1: 50,000
DATUM: ITRF92

LOTES PROYECTO "UREB"

AREA DE EXPLOTACION PROYECTO "URES"

PLANTA DE BENEFICIO PROYECTO "UREB"

FIGURE 6 – LOCALIZACION DE AREAS DE EXTRACCION

FIGURE 7
PLANTA DE BENEFICIO
AREA DE EXTRACCION

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

Balance Sheets at March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012 and 2011and from September 18, 2009 to March 31, 2012

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2012 and 2011 and from September 18, 2009 to March 31, 2012

Statements of Cash Flows for the years ended March 31, 2012 and 2011 and from September 18, 2009 to March 31, 2012

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Amended and Restated Bylaws dated December 30, 2005	3.3	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Caborca Concessions Site Map (Mexico)	99.1	10-K	6/102013

Mexus Gold Concessions Site Map (Nevada)	99.2	10-K	6/102013

Environmental Permits (Mexico)	99.3			X

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

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer Chief Financial Officer Principal Accounting Officer President Secretary Director	September 12, 2013