Form 10-Q
period 2013-09-30
Mexus Gold US
filed 2013-11-19
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 19, 2013, 227,049,883 shares of our common stock were issued and outstanding.

PART I
ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
CURRENT ASSETS
Cash	$ -	$ 104,701
Prepaid and other assets	4,759	25,019
TOTAL CURRENT ASSETS	4,759	129,720

FIXED ASSETS
Equipment, net of accumulated depreciation	1,913,235	1,955,813
TOTAL FIXED ASSETS	1,913,235	1,955,813

OTHER ASSETS
Deferred finance expense	190,185	-
Equipment under construction	107,522	52,575
Property costs	1,248,633	1,233,483
TOTAL OTHER ASSETS	1,546,340	1,286,058

TOTAL ASSETS	$ 3,464,334	$ 3,371,591

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$ 5,945	$ -
Accounts payable and accrued liabilities	130,217	68,750
Accounts payable - related party	21,221	12,863
Notes payable	189,765	192,500
Note payable - related party	340,132	218,992
Promissory notes	255,000	-
Secured convertible promissory note (net of unamortized debt discount $214,311)	185,689	-
Secured convertible promissory note derivative liability	377,763	-
Warrant derivative liability	255,363	-
TOTAL CURRENT LIABILITIES	1,761,095	493,105

TOTAL LIABILITIES	1,761,095	493,105

SHAREHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
500,000,000 shares of common stock, $0.001 par value per share	-	-
Issued and outstanding
375,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2013)	375	375
223,557,508 shares of common stock (212,468,077 - March 31, 2013)	223,558	212,468
Additional paid-in capital	12,597,858	11,266,771
Share subscription payable	816,984	417,369
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(10,679,118)	(7,893,186)
Total Mexus Gold Shareholders' Equity	2,311,216	3,355,356
Non-controlling interest	(607,977)	(476,870)
TOTAL SHAREHOLDERS' EQUITY	1,703,239	2,878,486

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 3,464,334	$ 3,371,591

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period from
					Exploration Stage re-entry
	Three Months Ended September 30,		Six Months Ended September 30,		(September 18, 2009) to
	2013	2012	2013	2012	September 30, 2013
REVENUES
Revenues	$ 72,099	$ 50,145	$ 478,486	$ 155,728	$ 1,898,139
Total revenues	72,099	50,145	478,486	155,728	1,898,139

Expenses
General and administrative	263,286	205,516	456,270	379,892	3,224,032
Bad debt expense - related party	-	-	247,509	-	488,182
Exploration costs	778,806	154,396	1,665,631	297,972	5,776,445
Stock-based expense - consulting services	167,300	582,725	204,800	610,621	2,691,086
Impairment of mineral property	-	185,368	-	185,368	339,664
Loss on sale of equipment	-	18,598	-	18,598	279,317
Loss/(gain) on settlement of debt	8,840	(647,750)	8,840	(647,750)	(274,875)
Total operating expenses	1,218,232	498,853	2,583,050	844,701	12,523,851

OTHER INCOME (EXPENSE)
Interest expense	(270,562)	(9,452)	(432,336)	(15,169)	(547,912)
Foreign exchange loss	(9,761)	-	(26,870)	-	(26,870)
Loss on derivative liabilities	(348,586)	-	(353,269)	-	(353,269)
	(628,909)	(9,452)	(812,475)	(15,169)	(928,051)

NET LOSS	(1,775,042)	(458,160)	(2,917,039)	(704,142)	(11,553,763)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(29,256)	-	(131,107)	-	(874,645)

NET LOSS ATTRIBUTABLE TO MEXUS GOLD US	$ (1,745,786)	$ (458,160)	$ (2,785,932)	$ (704,142)	$ (10,679,118)

BASIC LOSS PER COMMON SHARE	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OFCOMMON SHARES
OUTSTANDING- BASIC	220,275,617	188,560,115	217,441,270	184,809,066

The accompanying notes are an integral part of these consolidated financial statements.

Mexus Gold US
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from
			Exploration Stage
	Six Months Ended September 30,		re-entry (September 18,
	2013	2012	2009) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,917,039)	$ (704,142)	$ (11,553,763)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	177,160	119,081	799,042
Loss on sale of equipment	-	18,598	287,117
Loss on settlement of accounts payable	-	-	11,000
Loss (gain) on settlement of debt	8,840	(647,750)	(274,875)
Stock-based compensation	204,800	610,621	2,662,616
Accrued interest expense	432,336	3,000	493,967
Impairment of equipment included in exploration costs	7,500	185,368	7,500
Impairment of mineral property	-	-	339,664
Bad debt expense - related party	247,509	-	488,182
Loss on derivatives	353,269	-	353,269
Changes in operating assets and liabilities:
Prepaid and other assets	3,964	(6,617)	48,770
Accounts payable and accrued liabilities	50,015	(10,849)	415,531
NET CASH USED IN OPERTATING ACTIVITIES	(1,431,646)	(432,690)	(5,921,980)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(33,586)	(219,066)	(1,997,894)
Purchase of equipment under construction	(47,647)	(2,779)	(469,255)
Purchase of mineral properties	-	(69,051)	(448,730)
Issuance of notes receivable	(247,509)	19,000	(488,182)
Proceeds from sale of equipment	7,800	-	285,989
NET CASH USED IN INVESTING ACTIVITES	(320,942)	(271,896)	(3,118,072)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	5,945	-	5,945
Proceeds from issuance of notes payable	302,265	121,200	1,263,030
Payments on notes payable	(50,000)	(98,639)	(356,616)
Payments on loans payable	-	(204)	(1,343)
Proceeds from issuance of convertible promissory notes	375,000	-	375,000
Advances from related party	156,974	10,488	516,404
Payment on advances from related party	(35,834)	(22,490)	(89,621)
Advance from Powercom Services Inc.	-	-	800,000
Proceeds from issuance of common stock	893,537	720,994	6,479,155
Share subscriptions payable	-	-	43,393
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,647,887	731,349	9,035,347

INECREASE (DECREASE) IN CASH	(104,701)	26,763	(4,705)
CASH, BEGINNING OF PERIOD	104,701	-	4,705
CASH, END OF PERIOD	$ -	$ 26,763	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ 21,250	$ 2,116	$ 43,331
Taxes paid	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for notes payable	$ -	$ 212,500	$ 806,957
Shares issued for advances - related party	$ -	$ -	$ 2,200
Shares issued for accounts payable, including related party	$ 19,930	$ 21,500	$ 590,250
Deferred gain on equipment	$ -	$ -	$ 46,000
Shares issued and unissued for equipment purchase	$ 107,300	$ 165,919	$ 481,799
Shares issued for equipment under construction	$ -	$ -	$ 5,000
Shares issued for mineral property	$ 15,150	$ 12,000	$ 577,150
Asset relinquished to settle debt	$ -	$ -	$ 145,938
Asset given as settlement of payable	$ -	$ -	$ 6,500
Loan for equipment	$ -	$ -	$ 43,046
Payables issued for mineral properties	$ -	$ 19,250	$ (15,000)
Reclassified prepaid to fixed asset	$ 16,296	$ -	$ 16,296
Fixed asset reclassified to equipment under construction	$ 7,300	$ -	$ 7,300
Subscription payable settled by related party	$ -	$ (5,745)	$ (5,745)

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
September 30, 2013
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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of six months or less to be cash equivalents.  As of September 30, 2013, $5,945 of bank overdrafts were classified as a current liability.

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

Reclassification

The Company reclassified $18,052 of accounts payable, related party as of March 31, 2013 to accounts payable to conform to the current presentation.  Additionally, the Company reclassified $16,296 of prepaid expenses as of September 30, 2013 to fixed assets to record a prepaid capital lease.  The reclassifications had no effect on the Company’s financial condition, results of operations, or cash flows.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $648,441 and an accumulated deficit since re-entry into the exploration stage of $10,679,118 at September 30, 2013. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2014, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

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

In addition, the Company paid $90,673 and $247,509 directly to suppliers for expenses incurred by Trinidad Pacifica from November 1, 2012 to March 31, 2013 and April 1, 2013 to September 30, 2013, respectively. The Company recorded these payments as a recoverable disbursement since these expenses were incurred by Trinidad Pacifica prior to November 1, 2012, the date of the Joint Venture Agreement.  The Company plans to recover these disbursements from the other Venturers as it was represented to the Company in the Joint Venture Agreement that there were no outstanding liabilities from activities of the Venturers prior to November 1, 2013 which the Company was responsible.

At June 30, 2013, the note, advance and recoverable disbursements were determined to be impaired since the Company believes the debtor does not have the financial capacity to repay these debts at June 30, 2013.  A bad debt expense of $240,673 and $247,509 was recorded in the consolidated statement of operations for the year ended March 31, 2013 (2012 - $0) and the six months ended September 30, 2013 (2012 - $0), respectively. The Company plans to recover these amounts from either Kenneth Azuka, the Joint Venture or from the other Venturers interest in the Joint Venture. The recovery, if any, will be recorded in the consolidated statement of operations in the period collectability is reasonably assured.

6.	ACCOUNTS PAYABLE – RELATED PARTIES

During the six months ended September 30, 2013 and 2012, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $22,800 and $22,800, respectively.  At September 30, 2013 and March 31, 2013, $21,221 and $12,863 for this obligation is outstanding, respectively.

7.	NOTES PAYABLE

On January 8, 2013, the Company entered into an unsecured promissory note agreement with William H. Brinker in the amount of $185,000.  The note is due on demand upon the occurrence of certain events and at the discretion of the note holder. A finance charge of $5,000 is due on or before March 31, 2013. The note is secured by 5,000,000 shares of common stock of Mexus Gold US pledged by the Company and certain mining equipment including a radial stacker and cone crushing plant.  On April 1, 2013, the Company repaid $50,000 in principal and $140,000 remains outstanding at September 30, 2013 ($190,000 – March 31, 2013).

During the six months ended September 30, 2013, the Company received advances totalling 490,000 Mexican Pesos ($37,265 USD). These advances are non-interest bearing, unsecured and have no specific terms of repayment.

Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At September 30, 2013 and March 31, 2013, the balances on this note totalled $2,500 and $2,500, respectively.  At September 30, 2013 and March 31, 2013, accrued interest of $3,235 and $3,185 on this note have been included in accounts payable and accrued liabilities, respectively.

8.	NOTES PAYABLE – RELATED PARTY

These notes are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company and are due to Paul D. Thompson, the sole director and officer of the Company.  At September 30, 2013 and March 31, 2013, Notes payable – related party totalled $0 and $8,992, respectively.

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  As of September 30, 2013 and March 31, 2013, notes payable due to Taurus Gold Inc. totalled $340,132 and $210,000, respectively.

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

On June 12, 2013, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC (“Typenex”), for the sale of an 8% Secured Convertible Promissory Notes (“Notes”) in the principal amount of $557,500 consisting of an initial tranche of $307,500 comprising of $250,000 of cash at closing, Typenex legal expenses in the amount of $7,500 and a $50,000 original issue discount and an additional tranche $250,000 in cash. On June 12, 2013 the Company closed on the initial tranche and received $250,000 in cash. On August 8, 2013, the Company closed on the second tranche and received $125,000 in cash. The Company has not closed on the final tranche for $125,000 in cash. The Company has no obligation to pay Typenex any amounts on the unfunded portion of the Note. The Notes have a maturity date that is thirteen months after the issuance date. Typenex has been granted a security interest in the property of the Company.

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

	Six months ended September 30,
	2013	2012
Cash advanced on closing of the initial tranche and second tranche	$ 375,000	$ -
Discounts on Note
Fair value of warrant derivative liability	(219,372)	-
Fair value of convertible promissory note liability	(75,219)	-
Loss on derivative liabilities	14,734	-
Amortization of discount on Note	90,546	-

	$ 185,689	$ -

11.	WARRANT DERIVATIVE LIABILITY

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
The Company’s warrant derivative liability has been measured at fair value at September 30, 2013 using a binomial model. Since the Exercise Price contains an anti-dilution adjustment, the probability that the Exercise Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.05 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

September 30, 2013
Closing share price	$0.082
Conversion price	$0.05
Risk free rate	1.39%
Expected volatility	147%
Dividend yield	0%
Expected life	56 months

The fair value of the conversion option derivative liability is $255,363 at September 30, 2013. The increase in the fair value of the conversion option derivative liability of $35,991 is recorded as a loss in the unaudited consolidated condensed statement of operations for the six months ended September 30, 2013.

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
The Company’s convertible promissory note derivative liability has been measured at fair value at June 12, 2013 and September 30, 2013 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.05 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

September 30, 2013
Closing share price	$0.082
Conversion price	$0.05
Risk free rate	0.10%
Expected volatility	111%
Dividend yield	0%
Expected life	9 months

The fair value of the conversion option derivative liability is $377,763 at September 30, 2013. The decrease in the fair value of the conversion option derivative liability of $302,544 is recorded as a loss in the unaudited consolidated condensed statement of operations for the six months ended September 30, 2013.

11.	CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of September 30, 2013, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

12.	STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2013 and March 31, 2013:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively.
Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 375,000 shares issued and outstanding at September 30, 2013 and March 31, 2013.
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
Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 223,557,508 and 212,468,077 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively. Holders of Common Stock have one vote per share of Common Stock held.

On May 3, 2013, the Company issued 880,714 shares of common stock to satisfy obligations under share subscription agreements for $119,250 in cash and $18,000 in services included in share subscriptions payable.

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

On July 18, 2013, the Company issued 125,000 shares of common stock to satisfy obligations under share subscription agreements for $10,000 in cash included in share subscriptions payable.

On July 29, 2013, the Company issued 626,571 shares of common stock to satisfy obligations under share subscription agreements for $34,800 in cash and $12,600 in services included in share subscriptions payable.

On July 30, 2013, the Company issued 66,666 shares of common stock to satisfy obligations under share subscription agreements for $6,000 in cash included in share subscriptions payable.

On July 31, 2013, the Company issued 1,014,285 shares of common stock to satisfy obligations under share subscription agreements for $71,000 in cash included in share subscriptions payable.

On August 1, 2013, the Company issued 150,000 shares of common stock to satisfy obligations under share subscription agreements for $15,150 in mineral properties included in share subscriptions payable.

On August 26, 2013, the Company issued 1,582,856 shares of common stock to satisfy obligations under share subscription agreements for $50,500 in cash and $89,700 in services included in share subscriptions payable.

On September 6, 2013, the Company issued 1,049,998 shares of common stock to satisfy obligations under share subscription agreements for $82,500 in cash included in share subscriptions payable.

On September 19, 2013, the Company issued 1,008,000 shares of common stock to satisfy obligations under share subscription agreements for $100,800 in equipment included in share subscriptions payable.

Common Stock Payable

During the six months ended September 30, 2013, the Company received $893,537 in cash in exchange for subscriptions payable of 11,772,552 shares of common stock ($0.0759 per share).  During the three months ended September 30, 2013, the Company cancelled and subsequently amended three subscription payable agreements, increasing the number of shares by 367,663.

During the six months ended September 30, 2013, the Company issued subscriptions payable for 2,019,385 shares of common stock for services valued at $204,800 ($0.101 per share).

During the six months ended September 30, 2013, the Company issued subscriptions payable for 1,073,000 shares of common stock for equipment valued at $107,300 ($0.100 per share).

During the six months ended September 30, 2013, the Company issued subscriptions payable for 150,000 shares of common stock for mineral properties valued at $15,150 ($0.101 per share).

During the six months ended September 30, 2013, the Company issued subscriptions payable for 223,250 shares of common stock for settlement of accounts payable valued at $19,930 ($0.0893 per share).

During the six months ended September 30, 2013, the Company issued subscriptions payable for 2,550,000 shares of common stock for a fee valued at $501,075 ($0.1965 per share) for Promissory Notes issued on April 18, 2013 for $255,000 in cash.

13. SUBSEQUENT EVENTS

On October 31, 2013, the Company issued 679,404 shares of common stock to satisfy obligations under share subscription agreements for $40,764 in cash included in share subscriptions payable.

On November 1, 2013, the Company issued 2,312,971 shares of common stock to satisfy obligations under share subscription agreements for $143,293 in cash included in share subscriptions payable.

On November 4, 2013, the Company issued 500,000 shares of common stock to satisfy obligations under share subscription agreements for $50,000 in cash included in share subscriptions payable.

Common Stock Payable

From October 1, 2013 to November 14, 2013, the Company received $283,476 in cash in exchange for subscriptions payable of 5,513,765 shares of common stock ($0.0514 per share).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in our Form 10-K filed with the SEC on July 15, 2013.

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

Mexus Gold S.A. de C.V.

Effective March 31, 2011, we have acquired Mexus Gold S.A. de C.V. We began funding the operations in Mexico and have begun shipping equipment to the mining sites. In addition, we have begun shipping raw materials from the mining areas for bulk processing and further analysis. We have also initiated an exploration drilling program to further identify the extent of the possible reserves now identified.

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

Reclamation

We may be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re- vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and six month periods ended September 30, 2013 and 2012 and for the period from September 18, 2009 (exploration stage re-entry) through September 30, 2013. All amounts herein are in U.S. dollars.

Three Months Ended September 30, 2013 compared with the Three Months Ended September 30, 2012 and September 18, 2009 (Exploration Stage Re-Entry) through September 30, 2013

We had a net loss during the three months ended September 30, 2013 of $1,775,042 compared to a net loss of $458,160 during the same period in 2012.  We had a cumulative net loss of $11,553,763 for the period from September 18, 2009 (Exploration Stage Re-Entry) through September 30, 2013.  The increase in net loss are attributable to the increase in (i) Exploration Costs – a $624,410 increase in exploration costs primarily attributable to the Joint Venture Agreement entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on November 1, 2012 (ii) a $57,770 increase in general and administrative expense due to an increase in rent, audit and accounting costs.

Revenue

For the three months ended September 30, 2013, we had revenues of $72,099 compared to $50,145 for the three months ended September 30, 2012.  We recorded revenues of $1,898,139 for the cumulative period from September 18, 2009 (Exploration Stage Re-Entry) through September 30, 2013.

The revenues of $72,099 for the three months ended September 30, 2013 are from our gold mining operations in Mexico. While the Company is in the exploration stage we are earning revenue from placer operations and experimental mineral processing to help fund our exploration activities.

Operating Expenses

Total operating expenses increased to $1,218,232 during three months ended September 30, 2013, compared to $498,853 for the three months ended September 30, 2012.  Total operating expenses for the period from September 18, 2009 (exploration stage re-entry) through September 30, 2013 were $12,523,851.  The increase in operating expenses for each of these periods was due to our expansion into the mining operations through the exploration activities of our properties and general administrative expenses.

Other Income (Expense)

We incurred $628,909 of other expenses during the three months ended September 30, 2013 compared to $9,452 during the same period in 2012.

The increase is mainly attributable to:

(a) Issuance of promissory notes for $255,000 in cash during the three month period ended September 30, 2013. The Notes bear interest of 4% per annum and are due on December 31, 2013. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. During the three months ended September 30, 2013, deferred financing expense of $182,876 recognized as interest expense using the straight line method, which approximates the effective interest method, and

(b) Issuance of secured convertible promissory notes for $250,000 in cash on April 18, 2013.  The notes are convertible in to shares of common stock of the Company at a price of $0.23 per shares.  The conversion price is subject to adjustment by an anti-dilution clause.  In conjunction with the issuance of the Notes on June 12, 2013, the Company issued a variable number of warrants of the Company’s common stock equal to $278,750 divided by the Market Price.  Market Price is defined as the higher of (i) the closing price of the common stock of the Company on June 12, 2013, and (ii) the VWAP of the common stock for the trading day that is two days prior to the exercise date.  The Exercise Price of the warrants are $0.24 per share. The Exercise Price is subject to adjustment by an anti-dilution clause. As a result of a discount recorded on the Note, the Company recorded $76,498 as interest accretion expense during the three months ended September 30, 2013.

(c) The fair value of the conversion option derivative liability is $353,269 at September 30, 2013. The increase in the fair value of the conversion option derivative liability of $348,586 is recorded as a loss in the unaudited consolidated condensed statement of operations for the three months ended September 30, 2013.

Six Months Ended September 30, 2013 Compared with the Six Months Ended September 30, 2012

We had a net loss during the six months ended June 30, 2013 of $2,917,039 compared to a net loss of $704,142 during the same period in 2012.  The increase in net loss are attributable to the increase in (i) Exploration Costs – a $1,367,659 increase in exploration costs primarily attributable to the Joint Venture Agreement entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on November 1, 2012 (ii) an increase in bad debt expense of $243,191 (2012 - $0) (iii) an increase in general and administrative expense of $76,378 due to an increase in rent, audit and accounting costs.

Revenue

For the six months ended September 30, 2013, we had revenues of $478,486 compared to $155,728 for the six months ended September 30, 2012.

The revenues of $478,486 for the six months ended September 30, 2013 are from our gold mining operations in Mexico. While the Company is in the exploration stage we are earning revenue from placer operations and experimental mineral processing to help fund our exploration activities.

Operating Expenses

Total operating expenses increased to $2,583,050 during six months ended September 30, 2013, compared to $844,701 for the six months ended September 30, 2012.  The increase in operating expenses for each of these periods was due to our expansion into the mining operations through the exploration activities of our properties and general administrative expenses.

Other Income (Expense)

We incurred $812,475 of other expense during the six months ended September 30, 2013 compared to $15,169 during the same period in 2012.

The increase is mainly attributable to:

(a) Issuance of promissory notes for $255,000 in cash on April 18, 2013. The Notes bear interest of 4% per annum and are due on December 31, 2013. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. During the six months ended September 30, 2013, deferred financing expense of $321,702 recognized as interest expense using the straight line method, which approximates the effective interest method, and

(b) Issuance of secured convertible promissory notes for $250,000 in cash.  The notes are convertible in to shares of common stock of the Company at a price of $0.23 per shares.  The conversion price is subject to adjustment by an anti-dilution clause.  In conjunction with the issuance of the Notes on June 12, 2013, the Company issued a variable number of warrants of the Company’s common stock equal to $278,750 divided by the Market Price.  Market Price is defined as the higher of (i) the closing price of the common stock of the Company on June 12, 2013, and (ii) the VWAP of the common stock for the trading day that is two days prior to the exercise date.  The Exercise Price of the warrants are $0.24 per share. The Exercise Price is subject to adjustment by an anti-dilution clause. As a result of a discount recorded on the Note, the Company recorded $90,546 as interest accretion expense during the six months ended September 30, 2013.

(c) The fair value of the conversion option derivative liability is $353,269 at September 30, 2013. The increase in the fair value of the conversion option derivative liability of $353,269 is recorded as a loss in the unaudited consolidated condensed statement of operations for the six months ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2013, we had cash of $0 compared to $104,701 at March 31, 2013.  This decrease in cash is primarily due to net losses during the six months ended September 30, 2013.

Our equipment decreased to $1,913,235 at September 30, 2013, compared to $1,955,813 at March 31, 2013. The decrease in equipment is largely due to depreciation expense of $177,160 during the six months ended September 30, 2013 off set by additions of $140,886.

Our mineral properties increased to $1,248,633 at September 30, 2013, compared to $1,233,483 at March 31, 2013.  The increase is due to the construction of a new plant in Mexico.

Equipment under construction increased to $107,522 at September 30, 2013, compared to $52,575 at March 31, 2013.

Total assets increased to $3,464,334 at September 30, 2013, compared to $3,371,591 at March 31, 2013.  The majority of the increased assets related to the capitalized of deferred finance expense on the Promissory Notes issued during the three months ended September 30, 2013.

Our total liabilities increased to $1,761,095 at September 30, 2013, compared to $493,105 as of March 31, 2013.  The increase in our total liabilities can be primarily attributed to the issuance of promissory notes and secured convertible promissory notes.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2013, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 18, 2013, the Company issued 125,000 shares of common stock to satisfy obligations under share subscription agreements for $10,000 in cash included in share subscriptions payable.

On July 29, 2013, the Company issued 626,571 shares of common stock to satisfy obligations under share subscription agreements for $34,800 in cash and $12,600 in services included in share subscriptions payable.

On July 30, 2013, the Company issued 66,666 shares of common stock to satisfy obligations under share subscription agreements for $6,000 in cash included in share subscriptions payable.

On July 31, 2013, the Company issued 1,014,285 shares of common stock to satisfy obligations under share subscription agreements for $71,000 in cash included in share subscriptions payable.

On August 1, 2013, the Company issued 150,000 shares of common stock to satisfy obligations under share subscription agreements for $15,150 in mineral properties included in share subscriptions payable.

On August 26, 2013, the Company issued 1,582,856 shares of common stock to satisfy obligations under share subscription agreements for 50,500 in cash and $89,700 in services included in share subscriptions payable.

On September 6, 2013, the Company issued 1,049,998 shares of common stock to satisfy obligations under share subscription agreements for $82,500 in cash included in share subscriptions payable.

On September 19, 2013, the Company issued 1,008,000 shares of common stock to satisfy obligations under share subscription agreements for $100,800 in cash included in share subscriptions payable.

On October 31, 2013, the Company issued 679,404 shares of common stock to satisfy obligations under share subscription agreements for $40,764 in cash included in share subscriptions payable.

On November 1, 2013, the Company issued 2,312,971 shares of common stock to satisfy obligations under share subscription agreements for $143,293 in cash included in share subscriptions payable.

On November 4, 2013, the Company issued 500,000 shares of common stock to satisfy obligations under share subscription agreements for $50,000 in cash included in share subscriptions payable.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Consolidated Balance Sheets at September 30, 2013 and March 31, 2013

Consolidated Statements of Operations for the three and six months ended September 30, 2013 and 2012 and the period from September 18, 2009 (Exploration Stage Re-Entry) through September 30, 2013

Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012 and the period from September 18, 2009 (Exploration Stage Re-Entry) through September 30, 2013

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

November 19, 2013

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director