Form 10-Q
period 2013-12-31
Mexus Gold US
filed 2014-02-19
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 19, 2014, 237,007,285 shares of our common stock were issued and outstanding.

PART I
ITEM 1.  FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
CURRENT ASSETS
Cash	$ -	$ 104,701
Prepaid and other assets	87,568	25,019
TOTAL CURRENT ASSETS	87,568	129,720

FIXED ASSETS
Equipment, net of accumulated depreciation	1,819,113	1,955,813
TOTAL FIXED ASSETS	1,819,113	1,955,813

OTHER ASSETS
Deferred finance expense	7,310	-
Equipment under construction	107,522	52,575
Property costs	1,349,586	1,233,483
TOTAL OTHER ASSETS	1,464,418	1,286,058

TOTAL ASSETS	$ 3,371,099	$ 3,371,591

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$ 6,178	$ -
Accounts payable and accrued liabilities	106,925	68,750
Accounts payable - related party	40,196	12,863
Notes payable	415,098	192,500
Note payable - related party	336,844	218,992
Promissory notes	255,000	-
Secured convertible promissory note (net of unamortized debt discount $134,358)	265,642	-
Secured convertible promissory note derivative liability	327,005	-
Warrant derivative liability	401,844	-
TOTAL CURRENT LIABILITIES	2,154,732	493,105

TOTAL LIABILITIES	2,154,732	493,105

SHAREHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
500,000,000 shares of common stock, $0.001 par value per share	-	-
Issued and outstanding
375,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2013)	375	375
234,041,652 shares of common stock (212,468,077 - March 31, 2013)	234,041	212,468
Additional paid-in capital	13,216,152	11,266,771
Share subscription payable	725,288	417,369
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(11,046,935)	(7,893,186)
Total Mexus Gold Shareholders' Equity	2,480,480	3,355,356
Non-controlling interest	(1,264,113)	(476,870)
TOTAL SHAREHOLDERS' EQUITY	1,216,367	2,878,486

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 3,371,099	$ 3,371,591

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period from
					Exploration Stage re-entry
	Three Months Ended December 31,		Nine Months Ended December 31,		(September 18, 2009) to
	2013	2012	2013	2012	December 31, 2013
REVENUES
Revenues	$ 288,887	$ 88,836	$ 767,373	$ 244,564	$ 2,187,026
Total revenues	288,887	88,836	767,373	244,564	2,187,026

Expenses
General and administrative	223,418	237,165	679,688	617,057	3,447,451
Bad debt expense - related party	(6,429)	-	241,080	-	481,753
Exploration costs	621,036	1,611,958	2,286,667	1,909,930	6,397,481
Stock-based expense - consulting services	97,640	158,869	302,440	769,490	2,788,726
Impairment of mineral property	-	-	-	185,368	339,664
Loss on sale of equipment	-	138,324	-	156,922	279,317
Loss/(gain) on settlement of debt	-	346,535	8,840	(301,215)	(274,875)
Total operating expenses	935,665	2,492,851	3,518,715	3,337,552	13,459,517

OTHER INCOME (EXPENSE)
Interest expense	(268,744)	(4,138)	(701,080)	(19,307)	(816,656)
Foreign exchange loss	(12,708)	-	(39,578)	-	(39,578)
Loss on derivative liabilities	(95,723)	-	(448,992)	-	(448,992)
	(377,175)	(4,138)	(1,189,650)	(19,307)	(1,305,226)

NET LOSS	(1,023,953)	(2,408,153)	(3,940,992)	(3,112,295)	(12,577,717)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(656,136)	(530,501)	(787,243)	(530,501)	(1,530,780)

NET LOSS ATTRIBUTABLE TO MEXUS GOLD US	$ (367,817)	$ (1,877,652)	$ (3,153,749)	$ (2,581,794)	$ (11,046,937)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OFCOMMON SHARES
OUTSTANDING- BASIC	226,375,272	199,026,292	220,430,103	189,565,380

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from
			Exploration Stage
	Nine Months Ended December 31,		re-entry (September 18,
	2013	2012	2009) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,940,992)	$ (3,112,295)	$ (12,577,717)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	271,355	189,979	893,237
Loss on sale of equipment	-	156,922	279,317
Loss on settlement of accounts payable	-	-	11,000
Loss (gain) on settlement of debt, accrued liabilities	8,840	(301,215)	(274,875)
Stock-based compensation	302,440	769,490	2,760,256
Accrued interest expense	701,080	3,000	762,711
Impairment of equipment included in exploration costs	7,500	-	7,500
Impairment of mineral property	-	185,368	339,664
Bad debt expense - related party	247,509	-	488,182
Loss on derivatives	448,992	-	448,992
Changes in operating assets and liabilities:
Prepaid and other assets	(78,845)	(21,031)	(103,864)
Increase in note receivable - related party	-	(140,000)	-
Accounts payable and accrued liabilities, including related parties	83,781	6,259	519,123
NET CASH USED IN OPERTATING ACTIVITIES	(1,948,340)	(2,263,523)	(6,446,474)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(33,658)	(614,687)	(1,997,966)
Purchase of equipment under construction	(47,647)	(2,780)	(469,255)
Payment of mineral properties leases	(100,953)	(145,070)	(549,683)
Issuance of notes receivable	(247,509)	-	(488,182)
Proceeds from sale of equipment	7,800	209,000	293,789
NET CASH USED IN INVESTING ACTIVITES	(421,967)	(553,537)	(3,211,297)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	6,178	-	6,178
Proceeds from issuance of notes payable	527,598	121,200	1,488,363
Payments on notes payable	-	(141,436)	(306,616)
Payments on loans payable	(50,000)	(204)	(51,343)
Proceeds from issuance of convertible promissory notes	375,000	-	375,000
Advances from related party	156,620	10,488	516,050
Payment on advances from related party	(38,768)	(29,850)	(92,555)
Advance from Powercom Services Inc.	-	-	800,000
Proceeds from issuance of common stock	1,288,978	3,060,602	6,874,596
Share subscriptions payable	-	-	43,393
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,265,606	3,020,800	9,653,066

INECREASE (DECREASE) IN CASH	(104,701)	203,740	(4,705)
CASH, BEGINNING OF PERIOD	104,701	-	4,705
CASH, END OF PERIOD	$ -	$ 203,740	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ 6,250	$ 22,081
Taxes paid	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for notes payable	$ -	$ 495,600	$ 806,957
Shares issued for advances - related party	$ -	$ -	$ 2,200
Shares issued for accounts payable, including related party	$ 63,930	$ 288,722	$ 654,180
Deferred gain on equipment	$ -	$ -	$ 46,000
Shares issued and unissued for equipment purchase	$ 107,300	$ 502,329	$ 582,599
Shares issued for equipment under construction	$ -	$ -	$ 5,000
Shares issued for mineral property	$ 15,150	$ 412,000	$ 577,150
Asset relinquished to settle debt	$ -	$ 37,938	$ 145,938
Asset given as settlement of payable	$ -	$ -	$ 6,500
Loan for equipment	$ -	$ -	$ 43,046
Payables issued for mineral properties	$ -	$ 19,250	$ (15,000)
Reclassified prepaid to fixed asset	$ 16,296	$ -	$ 16,296
Fixed asset reclassified to equipment under construction	$ 7,300	$ -	$ 7,300
Subscription payable settled by related party	$ -	$ (5,745)	$ (5,745)
Equipment under construction placed into service	$ -	$ 1,000	$ 1,000

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
December 31, 2013
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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of nine months or less to be cash equivalents.  As of December 31, 2013, $6,178 of bank overdrafts were classified as a current liability.

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

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
December 31, 2013
(Unaudited)

2.	BASIS OF PREPARATION (continued)

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

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
December 31, 2013
(Unaudited)

2.	BASIS OF PREPARATION (continued)

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

Reclassification

The Company reclassified $18,052 of accounts payable, related party as of March 31, 2013 to accounts payable to conform to the current presentation.  Additionally, the Company reclassified $16,296 of prepaid expenses as of December 31, 2013 to fixed assets to record a prepaid capital lease.  The reclassifications had no effect on the Company’s financial condition, results of operations, or cash flows.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $648,441 and an accumulated deficit since re-entry into the exploration stage of $11,046,935 at December 31, 2013. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
December 31, 2013
(Unaudited)

3.	GOING CONCERN (continued)

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the third quarter of fiscal 2014, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

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

In addition, the Company paid $90,673 and $247,509 directly to suppliers for expenses incurred by Trinidad Pacifica from November 1, 2012 to March 31, 2013 and April 1, 2013 to December 31, 2013, respectively. The Company recorded these payments as a recoverable disbursement since these expenses were incurred by Trinidad Pacifica prior to November 1, 2012, the date of the Joint Venture Agreement.  The Company plans to recover these disbursements from the other Venturers as it was represented to the Company in the Joint Venture Agreement that there were no outstanding liabilities from activities of the Venturers prior to November 1, 2013 which the Company was responsible.

At June 30, 2013, the note, advance and recoverable disbursements were determined to be impaired since the Company believes the debtor does not have the financial capacity to repay these debts at June 30, 2013.  A bad debt expense of $240,673 and $241,080 was recorded in the consolidated statement of operations for the year ended March 31, 2013 (2012 - $0) and the nine months ended December 31, 2013 (2012 - $0), respectively. The Company plans to recover these amounts from either Kenneth Azuka, the Joint Venture or from the other Venturers interest in the Joint Venture. The recovery, if any, will be recorded in the consolidated statement of operations in the period collectability is reasonably assured.

6.	JOINT VENTURE

On November 1, 2012, Mexus Gold US and Mexus Gold Mining entered into a Joint Venture Agreement, for a term of fifty years, with Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. (“Participants”). The assets, liabilities and operations of the Joint Venture are held by Mexus Enterprises S.A. de C.V., a 100% owned subsidiary of Mexus Gold US. The Participants agreed to contribute to the Joint Venture certain mining concessions located in the Municipality of Caborca, Sonora, Mexico. In exchange for the mining concessions described above, the Company agreed to provide $1,500,000 in operating advances to the Joint Venture within 30 days of execution date of the Joint Venture Agreement and issue 1,000,000 shares of Mexus Gold US common stock which were valued at $400,000 ($0.40 per share) to the legal representative of Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. The Company has accounted for the acquisition of and the Participant’s interest in the mining concession as an asset acquisition. The Joint Venture is consolidated as the Company appoints two of three members of the Administrating Committee of the Joint Venture, serves as the operator of the Joint Venture and receives 60% ownership of net revenue from the mining concessions presently under production and extraction operations. The Company under the Joint Venture Agreement allocates 40% of its net income (loss) to non-controlling interest in the consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
December 31, 2013
(Unaudited)

6.	JOINT VENTURE (continued)

Once the Joint Venture has repaid all debts and provides sufficient net profits in the opinion of the Company, as operator, the interest will revert to 51%. At this point, 49% of its net income (loss) will be allocated to non-controlling interest. On June 30, 2013, the Joint Venture Agreement was terminated by the Company.

On July 1, 2013, Mexus Gold US sold 50 shares of the minimum fixed capital stock of Mexus Enterprises S.A. de C.V. to Atzek Mineral S.A. de C.V. for a total price of $1,931 (25,000 Mexican Pesos). The 50 shares sold represent 50% of the fixed capital stock of Mexus Enterprises S.A. de C.V. As a result, the Company holds 50% of the fixed capital stock of Mexus Enterprises S.A. de C.V. On July 1, 2013, the Company determined that it was the primary beneficiary of Mexus Enterprises S.A. de C.V. as the Company’s interest in the Mexus Enterprises S.A. de C.V. is subject to variability based on results from operations and changes in the fair value. Mexus Gold US continues to be the operator of the Project and Mexus Gold US is responsible to absorb any losses of Mexus Enterprises S.A. de C.V. as Mexus Gold US has provided significantly all of the financing of Mexus Enterprises S.A. de C.V. through inter-company advances. As Mexus Gold US continues to control Mexus Enterprises S.A. de C.V., the change in the non-controlling interest from 40% to 50% in the assets, liabilities and operations of Mexus Enterprises S.A. de C.V. is treated as a capital transaction.

The results of operations for Mexus Enterprises S.A. de C.V. have been included in the financial statements of the Company.

Mexus Enterprises S.A. de C.V. - At December 31, 2013 our consolidated balance sheet recognizes current assets of $0, equipment of $12,620 and current liabilities of $1,382,693 related to our interests in Mexus Enterprises S.A. de C.V. . Our statement of operations recognizes sales of $281,679, and expenses of $1,133,491 related to our interest in Mexus Enterprises S.A. de C.V.  for the period from July 1, 2013 to December 31, 2013.

7.	ACCOUNTS PAYABLE – RELATED PARTIES

During the nine months ended December 31, 2013 and 2012, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $34,200 and $34,200, respectively.  At December 31, 2013 and March 31, 2013, $40,196 and $12,863 for this obligation is outstanding, respectively.

8.	NOTES PAYABLE

On January 8, 2013, the Company entered into an unsecured promissory note agreement with William H. Brinker in the amount of $185,000.  The note is due on demand upon the occurrence of certain events and at the discretion of the note holder. A finance charge of $5,000 is due on or before March 31, 2013. The note is secured by 5,000,000 shares of common stock of Mexus Gold US pledged by the Company and certain mining equipment including a radial stacker and cone crushing plant.  On April 1, 2013, the Company repaid $50,000 in principal and $140,000 remains outstanding at December 31, 2013 ($190,000 – March 31, 2013).

During the nine months ended December 31, 2013, the Company received advances of $227,505 and $14,500 from William H. Brinker and Francis Stadelman, respectively. These advances are non-interest bearing, unsecured and have no specific terms of repayment.

During the nine months ended December 31, 2013, the Company received advances totalling 400,000 Mexican Pesos ($30,593 USD). These advances are non-interest bearing, unsecured and have no specific terms of repayment.

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
December 31, 2013
(Unaudited)

8.	NOTES PAYABLE (continued)

Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At December 31, 2013 and March 31, 2013, the balances on this note totalled $2,500 and $2,500, respectively.  At December 31, 2013 and March 31, 2013, accrued interest of $3,235 and $3,185 on this note have been included in accounts payable and accrued liabilities, respectively.

9.	NOTES PAYABLE – RELATED PARTY

These notes are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company and are due to Paul D. Thompson, the sole director and officer of the Company.  At December 31, 2013 and March 31, 2013, Notes payable – related party totalled $0 and $8,992, respectively.

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  As of December 31, 2013 and March 31, 2013, notes payable due to Taurus Gold Inc. totalled $336,806 and $210,000, respectively.

10.	PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees are capitalized in the consolidated balance sheet as deferred finance expense and are being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes.  As of December 31, 2013, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.

11.	SECURED CONVERTIBLE PROMISSORY NOTES

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

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
December 31, 2013
(Unaudited)

11.	SECURED CONVERTIBLE PROMISSORY NOTES (continued)

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

After nine months after the issuance date, monthly installments are due on the Note payable at the option of the Company (i) in cash (ii) in shares of common stock of the Company discounted depending on the Company’s share price at either 30% or 35%, or (iii) in any combination of cash or shares.

On June 12, 2013, the Company recorded a discount on the Note equal to the fair value of the warrant derivative liability and convertible promissory note derivative liability. This discount is amortized using the effective interest rate method over the term of the Note.

	Nine months ended December 31,
	2013	2012
Cash advanced on closing of the initial tranche and second tranche	$ 375,000	$ -
Discounts on Note
Fair value of warrant derivative liability	(219,372)	-
Fair value of convertible promissory note liability	(75,218)	-
Loss on derivative liabilities	14,734	-
Amortization of discount on Note	170,498	-

	$ 265,642	$ -

12.	WARRANT DERIVATIVE LIABILITY

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

The Company’s warrant derivative liability has been measured at fair value at December 31, 2013 using a binomial model. Since the Exercise Price contains an anti-dilution adjustment, the probability that the Exercise Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.05 per share and the conversion price has been adjusted accordingly.

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
December 31, 2013
(Unaudited)

12.	WARRANT DERIVATIVE LIABILITY (continued)

The inputs into the binomial model are as follows:

December 31, 2013
Closing share price	$0.0799
Conversion price	$0.05
Risk free rate	1.75%
Expected volatility	145%
Dividend yield	0%
Expected life	53 months

The fair value of the conversion option derivative liability is $401,844 at December 31, 2013. The increase in the fair value of the conversion option derivative liability of $182,472 is recorded as a loss in the unaudited consolidated condensed statement of operations for the nine months ended December 31, 2013.

13.	CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

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

The Company’s convertible promissory note derivative liability has been measured at fair value at June 12, 2013 and December 31, 2013 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.05 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

December 31, 2013
Closing share price	$0.0799
Conversion price	$0.05
Risk free rate	0.10%
Expected volatility	105%
Dividend yield	0%
Expected life	6 months

The fair value of the conversion option derivative liability is $327,005 at December 31, 2013. The increase in the fair value of the conversion option derivative liability of $251,786 is recorded as a loss in the unaudited consolidated condensed statement of operations for the nine months ended December 31, 2013.

14.	CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of December 31, 2013, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
December 31, 2013
(Unaudited)

15.	STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2013 and March 31, 2013:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 375,000 shares issued and outstanding at December 31, 2013 and March 31, 2013.

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

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 234,041,652 and 212,468,077 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On July 31, 2013, the Company issued 1,014,285 shares of common stock to satisfy obligations under share subscription agreements for $72,052 in cash included in share subscriptions payable.

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

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
December 31, 2013
(Unaudited)

15.	STOCKHOLDERS’ EQUITY (continued)

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

On November 1, 2013, the Company issued 2,062,971 shares of common stock to satisfy obligations under share subscription agreements for $128,293 in cash included in share subscriptions payable.

On November 4, 2013, the Company issued 250,000 shares of common stock to satisfy obligations under share subscription agreements for $15,000 in cash included in share subscriptions payable.

On November 13, 2013, the Company issued 865,000 shares of common stock to satisfy obligations under share subscription agreements for $18,500 in cash and $50,000 in services included in share subscriptions payable.

On November 25, 2013, the Company issued 1,062,285 shares of common stock to satisfy obligations under share subscription agreements for $52,235 in cash and $18,000 in services included in share subscriptions payable.

On December 31, 2013, the Company issued 5,564,484 shares of common stock to satisfy obligations under share subscription agreements for $270,984 in cash and $35,000 in services included in share subscriptions payable.

Common Stock Payable

During the nine months ended December 31, 2013, the Company received $1,288,978 in cash in exchange for subscriptions payable of 20,036,139 shares of common stock ($0.0643 per share).  During the three months ended December 31, 2013, the Company cancelled and subsequently amended three subscription payable agreements, increasing the number of shares by 275,451.

During the nine months ended December 31, 2013, the Company issued subscriptions payable for 3,360,718 shares of common stock for services valued at $302,440 ($0.0900 per share).

During the nine months ended December 31, 2013, the Company issued subscriptions payable for 1,073,000 shares of common stock for equipment valued at $107,300 ($0.100 per share).

During the nine months ended December 31, 2013, the Company issued subscriptions payable for 150,000 shares of common stock for mineral properties valued at $15,150 ($0.101 per share).

During the nine months ended December 31, 2013, the Company issued subscriptions payable for 956,583 shares of common stock for settlement of accounts payable valued at $63,930 ($0.0668 per share).

During the nine months ended December 31, 2013, the Company issued subscriptions payable for 2,550,000 shares of common stock for a fee valued at $501,075 ($0.1965 per share) for Promissory Notes issued on April 18, 2013 for $255,000 in cash.

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
December 31, 2013
(Unaudited)

16. SUBSEQUENT EVENTS

On January 29, 2014, the Company issued 2,965,633 shares of common stock to satisfy obligations under share subscription agreements for $149,665 in cash and $3,654 for services included in share subscriptions payable.

Common Stock Payable

From January 1, 2014 to February 12, 2014, the Company received $67,700 in cash in exchange for subscriptions payable of 1,298,333 shares of common stock ($0.0521 per share).

From January 1, 2014 to February 12, 2014, the Company issued subscriptions payable for 58,000 shares of common stock for services valued at $3,654 ($0.063 per share).

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

Lida Mining District, Nevada

We believe the Nevada properties represent the potential to provide the company with a viable project with the addition of additional geologic evaluation and the drilling of prospective areas. Our strategy for this project is to utilize geological data acquired through prior studies, confirm prior drilling results, expand the delineation of the possible ore body and identify reserves through our own geological evaluations. This mining property was fully impaired in the accounting records of the Company on March 31, 2013.

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

Other Exploration Properties

Our Other Exploration Properties consist of the following:

Mining Properties located in the state of Nevada

Lida Mining District

The Lida Project is located in south central Nevada, approximately 20 miles south-west of Goldfield. The project area is accessed by proceeding 15 miles south of Goldfield along US Highway 95 to Lida Junction. Then by proceeding west along Nevada State Route 266 for 19 miles to the Lida, Nevada, the project site. This mining property was fully impaired in the accounting records of the Company on March 31, 2013.

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

Ocho Hermanos (Eight Brothers) Project

The Guadalupe de Ures Project is accessed from Hermosillo by driving via good paved road for 60 kilometers to the town of Guadalupe de Ures and then for 15 kilometers over dirt roads to the prospects. A base camp has been established near the town of Guadalupe de Ures using mainly trailers for accommodation, workshops and kitchen facilities. This mining property was fully impaired in the accounting records of the Company on March 31, 2013.

370 Area

This zone is composed of a sedimentary sequence (limestone, quartzite, shale) intruded by dacite and diorite as well as rhyolite. The dacite exhibits argillic alterations as well as silicification (quartz veins). The entire area is well oxidized on the surface. This is an area of classic disseminated low grade gold and silver mineralization. Surface grab sample assays show 0.14 grams per ton to as high as 29.490 grams per ton gold. This area is an important area for potentially defining an open pit heap leach project. This mining property was fully impaired in the accounting records of the Company on March 31, 2013.

El Scorpion Project Area

This area has several shear zones and veins which show copper and gold mineralization’s. Recent assays of an 84’ drill hole shows 1.750% per ton to .750% per ton of copper and 3.971 grams per ton to 0.072 grams per ton of gold. Another assay of rock sample from the area shows greater than 4.690% per ton copper. This land form distribution appears to be synonymous to the ideal porphyry deposit at Baja La Alumbrera, Argentina. This mining property was fully impaired in the accounting records of the Company on March 31, 2013.

Los Laureles

Los Laureles is a vein type deposit mainly gold with some silver and copper. Recent assays from grab samples show gold values of 67.730 grams per ton gold, 38.4 grams per ton silver, 2,800 grams per ton copper. As of the date of this Report, we have opened up old workings at the Los Laureles claim and have discovered a gold carrying vein running north and south into the mountain to the south. This mining property was fully impaired in the accounting records of the Company on March 31, 2013.

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

The cable is composed of copper, lead, and steel all salvageable for scrap sales or processing for end user. Mexus is now ready to start equipping its 260’ barge located in Seattle, Washington with pulling equipment for the trip to Alaska where it will be able to start pulling cable at a point identified & marked by Ken Setter, person in charge of the Alaska sub-marine cable project for Mexus, and Paul Thompson Sr.

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

In addition, we have located additional submarine cable in Washington State waters with our special survey equipment and we are awaiting cooperation from Washington State to pull the cable.

During the year ended March 31, 2012, the Company began the first phase of its Cable Recovery Project in Alaskan waters. The cable which was recovered was smaller diameter cable which was excellent for testing the recovery equipment and vessels. The Company has re-evaluated the project and plans to conduct exploration activities in an attempt to identify larger cable. Should those activities identify any cable suitable for salvage operations, the Company would determine the proper title and ownership of the cable and once such title is determined act accordingly as to whether or not a recovery operation is warranted.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and nine month periods ended December 31, 2013 and 2012 and for the period from September 18, 2009 (exploration stage re-entry) through December 31, 2013. All amounts herein are in U.S. dollars.

Three Months Ended December 31, 2013 compared with the Three Months Ended December 31, 2012 and September 18, 2009 (Exploration Stage Re-Entry) through December 31, 2013

We had a net loss during the three months ended December 31, 2013 of $1,023,953 compared to a net loss of $2,408,153 during the same period in 2012.  We had a cumulative net loss of $12,577,717 for the period from September 18, 2009 (Exploration Stage Re-Entry) through December 31, 2013.  The decrease in net loss is attributable to the decrease in (i) Exploration Costs – a $990,922 decrease in exploration costs primarily attributable to the Joint Venture Agreement entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on November 1, 2012 (ii) a decrease of stock-based expense – consulting services of $61,229 (iii) a decrease of loss on sale of equipment of $138,324 and (iv) a decrease on loss of settlement of debt of $346,535.

Revenue

For the three months ended December 31, 2013, we had revenues of $288,887 compared to $88,836 for the three months ended December 31, 2012.  We recorded revenues of $2,187,026 for the cumulative period from September 18, 2009 (Exploration Stage Re-Entry) through December 31, 2013.

The revenues of $288,887 for the three months ended December 31, 2013 are from our gold mining operations in Mexico. While the Company is in the exploration stage we are earning revenue from placer activities and experimental mineral processing to help fund our exploration activities.

Operating Expenses

Total operating expenses decreased to $935,665 during three months ended December 31, 2013, compared to $2,492,851 for the three months ended December 31, 2012.  Total operating expenses for the period from September 18, 2009 (exploration stage re-entry) through December 31, 2013 were $13,459,517.  The decrease in operating expenses was due to a reduction in mining operations through the exploration activities of our properties and general administrative expenses.

Other Income (Expense)

We incurred $377,175 of other expenses during the three months ended December 31, 2013 compared to $4,138 during the same period in 2012.

The increase is mainly attributable to:

(a) Issuance of promissory notes for $255,000 in cash during the nine month period ended December 31, 2013. The Notes bear interest of 4% per annum and are due on December 31, 2013. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. During the three months ended December 31, 2013, deferred financing expense of $182,876 recognized as interest expense using the straight line method, which approximates the effective interest method, and

(b) Issuance of secured convertible promissory notes for $250,000 in cash on April 18, 2013.  The notes are convertible in to shares of common stock of the Company at a price of $0.23 per shares.  The conversion price is subject to adjustment by an anti-dilution clause.  In conjunction with the issuance of the Notes on June 12, 2013, the Company issued a variable number of warrants of the Company’s common stock equal to $278,750 divided by the Market Price.  Market Price is defined as the higher of (i) the closing price of the common stock of the Company on June 12, 2013, and (ii) the VWAP of the common stock for the trading day that is two days prior to the exercise date.  The Exercise Price of the warrants are $0.24 per share. The Exercise Price is subject to adjustment by an anti-dilution clause. As a result of a discount recorded on the Note, the Company recorded $79,953 as interest accretion expense during the three months ended December 31, 2013.

(c) The fair value of the secured convertible promissory note derivative and warrant derivative liabilities is $728,849 at December 31, 2013. The increase in the fair value of the derivative liabilities of $444,309 is recorded as a loss in the unaudited consolidated condensed statement of operations for the three months ended December 31, 2013.

Nine months Ended December 31, 2013 Compared with the Nine months Ended December 31, 2012

We had a net loss during the nine months ended June 30, 2013 of $3,940,992 compared to a net loss of $3,112,295 during the same period in 2012.  The increase in net loss are attributable to the increase in (i) Exploration Costs – a $376,737 increase in exploration costs primarily attributable to the Joint Venture Agreement entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on November 1, 2012 (ii) an increase in bad debt expense – related party of $241,080 (2012 - $0) (iii) an increase in general and administrative expense of $62,631 due to an increase in rent, audit and accounting costs.

Revenue

For the nine months ended December 31, 2013, we had revenues of $767,373 compared to $244,564 for the nine months ended December 31, 2012.

The revenues of $767,373 for the nine months ended December 31, 2013 are from our gold mining operations in Mexico. While the Company is in the exploration stage we are earning revenue from placer operations and experimental mineral processing to help fund our exploration activities.

Operating Expenses

Total operating expenses increased to $3,518,715 during nine months ended December 31, 2013, compared to $3,337,552 for the nine months ended December 31, 2012.  The increase in operating expenses for each of these periods was due to our expansion into the mining operations through the exploration activities of our properties and general administrative expenses.

Other Income (Expense)

We incurred $1,189,650 of other expense during the nine months ended December 31, 2013 compared to $19,307 during the same period in 2012.

The increase is mainly attributable to:

(a) Issuance of promissory notes for $255,000 in cash on April 18, 2013. The Notes bear interest of 4% per annum and are due on December 31, 2013. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. During the nine months ended December 31, 2013, deferred financing expense of $508,765 recognized as interest expense using the straight line method, which approximates the effective interest method, and

(b) Issuance of secured convertible promissory notes for $250,000 in cash.  The notes are convertible in to shares of common stock of the Company at a price of $0.23 per shares.  The conversion price is subject to adjustment by an anti-dilution clause.  In conjunction with the issuance of the Notes on June 12, 2013, the Company issued a variable number of warrants of the Company’s common stock equal to $278,750 divided by the Market Price.  Market Price is defined as the higher of (i) the closing price of the common stock of the Company on June 12, 2013, and (ii) the VWAP of the common stock for the trading day that is two days prior to the exercise date.  The Exercise Price of the warrants are $0.24 per share. The Exercise Price is subject to adjustment by an anti-dilution clause. As a result of a discount recorded on the Note, the Company recorded $170,499 as interest accretion expense during the nine months ended December 31, 2013.

(c) The fair value of the secured convertible promissory note derivative and warrant derivative liabilities is $728,849 at December 31, 2013. The increase in the fair value of the conversion option derivative liability of $448,992 is recorded as a loss in the unaudited consolidated condensed statement of operations for the nine months ended December 31, 2013.

Liquidity and Capital Resources

At December 31, 2013, we had cash of $0 compared to $104,701 at March 31, 2013.  This decrease in cash is primarily due to net losses during the nine months ended December 31, 2013.

Our equipment decreased to $1,819,113 at December 31, 2013, compared to $1,955,813 at March 31, 2013. The decrease in equipment is largely due to depreciation expense of $271,355 during the nine months ended December 31, 2013 off set by additions of $140,958.

Our mineral properties increased to $1,349,586 at December 31, 2013, compared to $1,233,483 at March 31, 2013.  The increase is due to entering into an additional mining claim lease.

Equipment under construction increased to $107,522 at December 31, 2013, compared to $52,575 at March 31, 2013.

Total assets decreased to $3,371,099 at December 31, 2013, compared to $3,371,591 at March 31, 2013.  The majority of the decrease in assets relates to the decrease in cash and depreciation of equipment.

Our total liabilities increased to $2,154,732 at December 31, 2013, compared to $493,105 as of March 31, 2013.  The increase in our total liabilities can be primarily attributed to the issuance of promissory notes, secured convertible promissory notes and the related fair value of secured convertible promissory note derivative and warrant derivative liabilities

The Company is dependent upon outside financing to continue operations. It is management’s plans to raise necessary funds through a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise the necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully execute its business plan.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 31, 2013, the Company issued 679,404 shares of common stock to satisfy obligations under share subscription agreements for $40,764 in cash included in share subscriptions payable.

On November 1, 2013, the Company issued 2,062,971 shares of common stock to satisfy obligations under share subscription agreements for $128,293 in cash included in share subscriptions payable.

On November 4, 2013, the Company issued 250,000 shares of common stock to satisfy obligations under share subscription agreements for $15,000 in cash included in share subscriptions payable.

On November 13, 2013, the Company issued 865,000 shares of common stock to satisfy obligations under share subscription agreements for $18,500 in cash and $50,000 in services included in share subscriptions payable.

On November 25, 2013, the Company issued 1,062,285 shares of common stock to satisfy obligations under share subscription agreements for $52,235 in cash and $18,000 in services included in share subscriptions payable.

On December 31, 2013, the Company issued 5,564,484 shares of common stock to satisfy obligations under share subscription agreements for $270,984 in cash and $35,000 in services included in share subscriptions payable.

On January 29, 2014, the Company issued 2,965,633 shares of common stock to satisfy obligations under share subscription agreements for $149,665 in cash and $3,654 for services included in share subscriptions payable.

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

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees are capitalized in the consolidated balance sheet as deferred finance expense and are being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes.  As of December 31, 2013, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Statements

Consolidated Balance Sheets at December 31, 2013 and March 31, 2013

Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012 and the period from September 18, 2009 (Exploration Stage Re-Entry) through December 31, 2013

Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 and the period from September 18, 2009 (Exploration Stage Re-Entry) through December 31, 2013

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

February 19, 2014

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director