Form 10-K
period 2014-03-31
Mexus Gold US
filed 2014-07-15
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014

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
                Securities registered pursuant to Section 12(b) of the Act:              None
                Securities registered pursuant to Section 12(g) of the Act:              common stock, $.001 par value
___________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on July 11, 2014, based upon the $0.05 per share closing price for our common stock on the OTC Bulletin Board was approximately $9,285,498

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 14, 2014, there were 256,005,431 shares of our common stock were issued and outstanding.

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

Description of the Business of Mexus Gold US

Mexus Gold US is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada and Mexico, as well as, the salvage of precious metals from identifiable sources.  Our main activities in the near future will be comprised of our mining operations in Mexico.

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

Business Strategy

Our business plan was developed with the overriding goal of maximizing shareholder value through the exploration and development of our mineral properties, utilizing the extensive mining-related background and capabilities of our management consultants and advisors.  To achieve this goal, our business plan focuses on the following prospective areas:

Mexus Gold Mining S.A. de C.V.

Effective March 31, 2011, we acquired Mexus Gold S.A. de C.V. We began funding the operations in Mexico and have instituted a~~s~~ small placer processing operation to evaluate various areas of interest within the project lands.

Mexus-Trinidad Joint Venture

In March, 2014, we sold our 50% interest in the Joint Venture to Atzek Mineral S.A. de C.V.

Caborca Project

Our Caborca Project is comprised of earlier-stage exploration on lands purchased in State of Sonora, Mexico.

Cable Salvage Operation

The Company has completed the first phase of its Cable Recovery Project in Alaskan waters. The cable which was recovered was smaller diameter cable which was excellent for testing the recovery equipment and vessels.  The Company evaluated the project and plans to conduct exploration activities in an attempt to identify larger cable. Should those activities identify any cable suitable for salvage operations, the Company would determine the proper title and ownership of the cable and once such title is determined act accordingly as to whether or not a recovery operation is warranted.

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

There none at this time.

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

There are multiple exploration targets on the Caborca Project.  The two most important are the quartz stockwork zone and the Julio vein system.  The first target will be the quartz stockwork zone.area. A detailed drilling program will be scheduled to test the Julio vein system.

[Please refer to Exhibit 99.1]

FIGURE 1 – PRELIMINARY REPORT AND FIRST STAGE MAPPING
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

Tucson
El Paso
Nogales
Ciudad Juarez
Pacific Ocean
BAJA CALIFORNIA
Gulf of California
SONORA
CHIHUAHUA
Guadalupe de Ures
Hermosillo
Chihuahua
N
Guaymas
0 100 Kilometers
0 100 Miles

NEVADA
UTAH
COLORADO
CALIFORNIA
ARIZONA
NEW MEXICO
Pacific Ocean
Los Angeles
Albuquerque
Phoenix
San Diego
Tucson
El Paso
TEXAS
SONORA
Guadalupe de Ures
Hermosillo
Chihuahua
MEXICO
0 100 200 300 Kilometers
0 100 200 300 Miles
Mexico City

Mexus Gold U.S.

Guadalupe de Ures Project

Location Map

1805 West Carson Street, #8
Carson City, NV 89701

FIGURE 2 - LOCATION MAP

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
82/29507
650
PUERTO
CAMPODONICO
Campodonico
550
OCHO HERMANOS
T-1910558
321.1-4/476
SAN RAMON
E-321.1-4/599
T-194785
C. PRIETO
Minas
(Fuera de Uso)
TRES SETENTA
82/15396
N
700
550
Meters
0
255
510
1,020
1,530
2,040

1:20,000

MEXUS GOLD MINING S.A DE C.V.
OCHO HERMANOS - LOS LAURELES CONCESSIONS
NAD 27

FIGURE 3 - OCHO HERMANOS
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

Mexus found a previously mined area with interesting values – Ocho Hermanos  Mexus began to submit characterization samples to the above noted assay laboratories, in order to determine the range of Au - Ag values present Mexus then began an investigation into recovery options by using material taken from the areas with the better values.

The above work was completed before any systematic exploration was done because if no recovery method could be found relatively quickly, the project would move more slowly because of the lead time involved, Mexus began work on an Environmental Impact Statement for the likely operational area (a total of 4 hectares to begin).  In order to complete the EIS, figures for estimated tonnages were submitted to cover the hoped for volume.  To date, no suitable recovery method was found due primarily to the partial oxidation of the principally sulfide deposit
The Environmental Permits run for 35 years so there is time for further investigation

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

Figures of the proposed permitted sites are attached.  These were extracted from the environmental permit application.

MICROLOCALIZACION PROYECTO "URES"

544,000
3,255,000
3,255,000
544,000
WH

PROMOVENTE:

MEXUS GOLD MINING, S.A. DE C.V.
AVE. JOSE S HEALY, No. 271-A
COL.SAN BENITO, .C.P. 83190
HERMOSILLO, SONORA

NOMBRE DEL PROYECTO:

PROYECTO DE EXPLOTACION Y BENEFICIO "URES"

UBICACION:

ESTADO: SONORA
MUNICIPIO: URES
LOCALIDAD: GUADALUPE DE URES

PORCION DE CARTA TOPOGRAFICA
H12D32 "URES"
ESCALA: 1: 50,000
DATUM: ITRF92

LOTES PROYECTO "URES"

FIGURE 4- MICROLOCALIZACION PROYECTO “URES MINING DISTRICT”

LOCALIZACION DE AREAS DE EXTRACCION Y PLANTA DE BENEFICIO PROYECTO "URES"

544,000
Campusano
C. PRIETO
Minas
Pueblo de Uso
3,255,000
3,255,000
544,000
C. LOS CO
Los Cochis

PROMOVENTE:

MEXUS GOLD MINING, S.A. DE C.V.
AVE. JOSE S HEALY. No. 271-A
COL.SAN BENITO, .C.P. 83190
HERMOSILLO, SONORA

NOMBRE DEL PROYECTO:

PROYECTO DE EXPLOTACION Y BENEFICIO "URES"

UBICACION:

ESTADO: SONORA
MUNICIPIO: URES
LOCALIDAD: GUADALUPE DE URES

PORCION DE CARTA TOPOGRAFICA
H12D32 "URES"
ESCALA: 1: 50,000
DATUM: ITRF92

LOTES PROYECTO "URES"

AREA DE EXPLOTACION PROYECTO "URES"

PLANTA DE BENEFICIO PROYECTO "URES"

FIGURE 5 – LOCALIZACION DE AREAS DE EXTRACCION

FIGURE 6 - PLANTA DE BENEFICIO
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

The Company has completed the first phase of its Cable Recovery Project in Alaskan waters. The cable which was recovered was smaller diameter cable which was excellent for testing the recovery equipment and vessels.  The Company evaluated the project and plans to conduct exploration activities in an attempt to identify larger cable. Should those activities identify any cable suitable for salvage operations, the Company would determine the proper title and ownership of the cable and once such title is determined act accordingly as to whether or not a recovery operation is warranted.

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

Property Interests, Mining Claims and Risk

Property Interests and Mining Claims

Our exploration activities are conducted in the state of Nevada and Mexico. Mineral interests may be owned in this state by (a) the United States, (b) the state itself, or (c) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for us to explore or develop such property. Generally, these agreements take the form of long term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.

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

In addition, our operations in Mexico are subject to the rules and regulations of Mexico which is generally governed by the Ministry of Economy.  While the Mexican laws have generally become more favorable to US related mining interests, as in the US, it will be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim and we have hired Mexican legal counsel to assist us with our Mexican operations.

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

Our operations in Mexico are subject to the rules and regulations of Mexico which is generally governed by the Ministry of Economy.  While the Mexican laws have generally become more favorable to US related mining interests, as in the US, it will be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim and we have hired Mexican legal counsel to assist us with our Mexican operations.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties

Real Property

At present, we do not own any property.  Our business office is located at 13601 East River Road, Sacramento, CA 95690, in a leased facility where we have local access to all commercial freight systems. The current retail facility is approximately 5,000 square feet of building and one acre of concrete padded yard. This facility contains our administrative and sales as well as our manufacturing facility.  The current lease runs until May 31, 2015, for rent of $3,500 per month.

Item 3.  Legal Proceedings

None.

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

	High $	Low $

For the Fiscal Year Ended March 31, 2014

Fourth Quarter ended March 31, 2014	0.08	0.05
Third Quarter ended December 31, 2013	0.10	0.05
Second Quarter ended September 30, 2013	0.12	0.07
First Quarter ended June 30, 2013	0.24	0.09

For the Fiscal Year Ended March 31, 2013

Fourth Quarter ended March 31, 2013	0.37	0.20
Third Quarter ended December 31, 2012	0.57	0.24
Second Quarter ended September 30, 2012	0.47	0.09
First Quarter ended June 30, 2012	0.09	0.07

 As of  July 14, 2014, we have 256,005,431 shares of our common stock issued and outstanding, of which 151,523,838 shares are restricted.  The closing price of our common stock on July 11, 2014 was $0.05.

Holders

At of the date of this report, we have approximately 272 holders of record of our common stock.

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

Critical Accounting Policies

Equipment under Construction

    Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $107,522 and $52,575 as of March 31, 2014 and 2013 respectively.  Equipment under construction at March 31, 2014 comprises Cone 1709, Equipment Fabrication Materials, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Asset Retirement Obligations

    In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2014 and 2013, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Results of Operations

    The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2014 and 2013 and for the period from September 18, 2009 (exploration stage re-entry) through March 31, 2014. All amounts herein are in U.S. dollars.

   Year Ended March 31, 2014 Compared with the Year Ended March 31, 2013 and September 18, 2009 (exploration Stage Entry) through March 31, 2014

    We had a net loss during the year ended March 31, 2014 of $6,993,406 compared to a net loss of $4,333,436 during the same period in 2013.  We had a cumulative net loss of $15,630,131 for the period from September 18, 2009 (Exploration Stage Re-Entry) through March 31, 2014.

The increase in net loss is primarily attributable the increase in”

(i)
Interest expense - $801,118 increase primarily attributed to the issuance of 2,550,000 shares of common stock valued at $501,075 in conjunction with promissory notes issued for $255,000 in cash on April 18, 2013 and the amortization of debt discount related to the issuance of convertible promissory notes and warrants to Typenex Co-Investment, LLC for $375,000 in cash during the year ended March 31, 2014.

(ii)
Loss on derivatives - $1,595,480 increase due to the increase in the fair value of the secured convertible promissory note derivative liability and warrant derivative liability embedded in the convertible promissory note issued to Typenex Co-Investment, LLC.

(iii)
Net loss from discontinued operations - $421,325 increase due to the Joint Venture Agreement entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on November 1, 2012. The results of discontinued operations have been included in the consolidated financial statements of the Company up to March 24, 2014.

Revenue

For the year ended March 31, 2014, we had revenues of $192,004 compared to $320,226 for the year ended March 31, 2013.  We recorded revenues of $773,141 for the cumulative period from September 18, 2009 (Exploration Stage Re-Entry) through March 31, 2014.

The revenues of $192,004 for the year ended March 31, 2014 are from our gold mining operations in Mexico. While the Company is in the exploration stage we are earning revenue from placer operations and experimental mineral processing to help fund our exploration activities.

Operating Expenses

Total operating expenses decreased to $2,423,409 during the year ended March 31, 2014, compared to $2,791,193 for the year ended March 31, 2013.  Total operating expenses for the period from September 18, 2009 (exploration stage re-entry) through March 31, 2014 were $9,695,837.

The decrease in operating expenses is primarily attributable to reclassification of operations from the Joint Venture Agreement was entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. retroactively restated in the consolidated financial statements as discontinued operations.

Other Income (Expense)

We incurred $833,729 of interest expense during the year ended March 31, 2014 compared to $32,611 during the same period in 2013. The increase is primarily attributed to the issuance of 2,550,000 shares of common stock valued at $501,075 in conjunction with promissory notes issued for $255,000 in cash on April 18, 2013 and the amortization of debt discount related to the issuance of convertible promissory notes and warrants to Typenex Co-Investment, LLC for $375,000 in cash during the year ended March 31, 2014.

The loss on derivatives of $1,595,480 due to the increase in the fair value of the secured convertible promissory note derivative liability and warrant derivative liability embedded in the convertible promissory note issued to Typenex Co-Investment, LLC.

Liquidity and Capital Resources

At March 31, 2014, our bank account was overdrawn by $4,503 compared to $101,562 at March 31, 2013.  This decrease in cash is primarily due to decrease in revenue and the decrease in shares of common stock for cash.

Our equipment decreased to $1,567,165 at March 31, 2014, compared to $1,955,813 at March 31, 2013. The decrease in equipment is largely due to depreciation expense.

Equipment under construction increased to $107,522 at March 31, 2014, compared to $52,275 at March 31, 2013.  The increase was due to the construction of a new plant in fiscal 2014. Our equipment under construction represents our process of fabricating and modifying equipment relating to mining and salvage operations.  We anticipate equipment under construction will be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Our mineral properties increased to $505,947 at March 31, 2014, compared to $490,797 at March 31, 2013. The increase is primarily attributed to the acquisition of property rights.

Total assets decreased to $2,415,998 at March 31, 2014, compared to $3,371,591 at March 31, 2013.  The majority of the decreased assets related to the sale of the 50% interest and deconsolidation of Mexus Enterprises SADEV.

Our total liabilities increased to $3,068,884 at March 31, 2014, compared to $493,105 as of March 31, 2013.  The increase in our total liabilities can be primarily attributed to the issuance of promissory notes, convertible promissory notes,  recognition of embedded derivative in the conversion features included in the convertible promissory notes and warrant liabilities.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2014, the Company's internal control over financial reporting was not effective.

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

Item 9B.  Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this registration statement, the name, age and position of our sole director/executive officer.

NAME	AGE	POSITION

Paul D. Thompson	73	President Chief Executive Officer Chief Financial Officer Principle Accounting Officer Secretary Director

The background of our sole director/executive officer is as follows:

Paul D. Thompson

Mr. Paul D. Thompson is our sole director and officer acting in the capacity of Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Thompson is 73 years old and has been involved in mining and the construction of mining equipment since 1959.  Past mining companies which Mr. Thompson has established and operated include:  Thompson Mining Corp. which developed mining and milling prospects; Thompson Yellow Jacket Mining which performed underground mining and milling; and Golden Eagle Mining Corp. which performed drilling and exploration.  Mr. Thompson’s past mining activities include the Centennial Mine Project; the Otter Creek (placer) Project; and the "Big Hole" project on the Cosumnes River all located in El Dorado County, California.  In addition, during the late 1980’s Mr. Thompson successfully developed the Crystal Caves Mobil Home Park in South El Dorado County.  In Virginia City, Nevada, Mr. Thompson constructed a fully operating 1860's style 2 stamp mill for crushing and processing gold as an ongoing business to educate people on how gold was historically processed.   In addition, for the past three years, Mr. Thompson has been conducting mineral exploration in Sonora, Mexico resulting in the acquisition of approximately 9,000 hectares of claims and six mining concessions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2014, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Paul D.Thompson	2014	0	0	0	0	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2013	0	0	0	0	0	0	0	0

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 249,456,440, issued and outstanding shares of our common stock as of March 31, 2014, by the following persons:

·	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
·	each of our directors and executive officers; and
·	all of our Directors and Officers as a group
·
Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Paul D. Thompson(1)	70,295,462(2)(3)	30% (3)

All Officers and Directors as Group	70,295,462	30%

Total	70,295,462	30%

(1)	1805 N. Carson Street, Suite 150, Carson City, NV 89701.
(2)
Includes 24,498,772 shares held by Mr. Thompson individually, 45,500,000 shares held by Taurus Gold, Inc., 182,918 shares held by Mexus Gold Mining S.A. C.V. and 113,772 shares held by Mexus Gold International.

(3)
In addition, Mr. Thompson owns 375,000 shares of out Series A Convertible Preferred Stock, $.001 par value. Each share of our Series A Convertible Preferred Stock converts into 10 shares of our common stock.  Assuming Mr. Thomson converted 100% of the Series A Convertible Preferred Stock held by him, he would hold and additional 3,750,000 shares of common stock and a total of 74,045,462 shares of commons stock or approximately 30% of our issued and outstanding shares of common stock.

(4)
Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Convertible Preferred Stock and common stock on a fully-diluted basis; and (c) 0.000006.  Accordingly, on any stockholders vote, Mr. Thompson has a total of 562,120,740 votes, or greater than approximately 225% of the issued and outstanding common stock of the company.

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

    None.

Transactions with Promoters

    None.

Item 14. Principal Accounting Fees and Services.

Appointment of Auditors

    Our Board of Directors selected De Joya Griffith (“De Joya”) as our auditors for the years ended March 31, 2014 and 2013.

Audit Fees

    De Joya billed us $44,00 in audit fees during the year ended March 31, 2014.

    De Joya billed us $30,500 in audit fees during the year ended March 31, 2013.

Audit-Related Fees

           We did not pay any fees to De Joya for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2014 and 2013.

Tax and All Other Fees

    We did not pay any fees to De Joya for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2014 and 2013.

Pre-Approval Policies and Procedures

    We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by De Joya  and the estimated fees related to these services.

    With respect to the audit of our financial statements as of March 31, 2014 and March 31, 2013, and for the year then ended, none of the hours expended on De Joya’s engagement to audit those financial statements were attributed to work by persons other than De Joyas full-time, permanent employees.

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

Balance Sheets at March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012 and 2011and from September 18, 2009 to March 31, 2012

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2012 and 2011 and from September 18, 2009 to March 31, 2012

Statements of Cash Flows for the years ended March 31, 2012 and 2011 and from September 18, 2009 to March 31, 2012

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Amended and Restated Bylaws dated December 30, 2005	3.3	10-SB	1/24/2007
Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Caborca Preliminary Report and First Stage Mapping	99.1			X

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

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer Chief Financial Officer Principal Accounting Officer President Secretary Director	July 14, 2014

MEXUS GOLD US
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Audited)

AUDITOR REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mexus Gold US

We have audited the accompanying consolidated balance sheets of Mexus Gold US (An Exploration Stage Company) (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years then ended and for the period from exploration stage re-entry (September 18, 2009) through March 31, 2014. Mexus Gold US’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mexus Gold US (An Exploration Stage Company) as of March 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years then ended and for the period from exploration stage re-entry (September 18, 2009) through March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
July 11, 2014

MEXUS GOLD US AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Audited)

	March 31, 2014	March 31, 2013
ASSETS
CURRENT ASSETS
Cash	$ -	$ 101,562
Prepaid and other assets	81,747	25,019
Investment in marketable securities	150,114	-
Current assets from discontinued operations	-	3,139
TOTAL CURRENT ASSETS	231,861	129,720

FIXED ASSETS
Equipment, net of accumulated depreciation	1,567,165	1,955,813
TOTAL FIXED ASSETS	1,567,165	1,955,813

OTHER ASSETS
Deferred finance expense	3,503	-
Equipment under construction	107,522	52,575
Property costs	505,947	490,797
Non-current other assets from discontinued operations	-	742,686
TOTAL OTHER ASSETS	616,972	1,286,058

TOTAL ASSETS	$ 2,415,998	$ 3,371,591

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$ 4,053	$ -
Accounts payable and accrued liabilities	75,006	68,750
Accounts payable - related party	45,966	12,863
Notes payable	351,502	192,500
Note payable - related party	179,159	218,992
Promissory notes	255,000	-
Secured convertible promissory note (net of unamortized debt discount $88,644)	282,861	-
Secured convertible promissory note derivative liability	954,410	-
Warrant derivative liability	920,927	-
TOTAL CURRENT LIABILITIES	3,068,884	493,105

TOTAL LIABILITIES	3,068,884	493,105

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
500,000,000 shares of common stock, $0.001 par value per share	-	-
Issued and outstanding
375,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2013)	375	375
248,103,110 shares of common stock (212,468,077 - March 31, 2013)	248,103	212,468
Additional paid-in capital	14,104,432	11,266,771
Share subscription payable	952,143	417,369
Accumulated deficit	(648,441)	(648,441)
Accumulated deficit during the exploration stage	(15,363,462)	(7,893,186)
Accumulated other comprehensive income	53,964	-
Total Mexus Gold Shareholders' Equity (Deficit)	(652,886)	3,355,356
Non-controlling interest	-	(476,870)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(652,886)	2,878,486

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 2,415,998	$ 3,371,591

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Audited)

			For the Period from
			Exploration Stage re-entry
	Year Ended March 31,		(September 18, 2009) to
	2014	2013	March 31, 2014
REVENUES
Revenues	$ 192,004	$ 320,226	$ 773,141
Total revenues	192,004	320,226	773,141

Expenses
General and administrative	545,377	898,768	3,313,141
Bad debt expense - related party	-	240,673	240,673
Exploration costs	939,558	612,860	2,381,998
Stock-based expense - consulting services	744,283	823,504	3,230,569
Impairment of mineral property	-	339,664	339,664
Loss on sale of equipment	4,721	159,439	284,038
Loss (gain) on settlement of debt	189,470	(283,715)	(94,246)
Total operating expenses	2,423,409	2,791,193	9,695,837

OTHER INCOME (EXPENSE)
Interest expense	(833,729)	(32,611)	(949,305)
Foreign exchange loss	(81,609)	-	(81,609)
Loss on derivative liabilities	(1,595,480)	-	(1,595,480)
	(2,510,818)	(32,611)	(2,626,394)

NET LOSS FROM CONTINUING OPERATIONS	(4,742,223)	(2,503,578)	(11,549,090)

NET LOSS FROM DISCONTINUED OPERATIONS (including loss on disposal of $244,776)	(2,251,183)	(1,829,858)	(4,081,041)

NET LOSS	(6,993,406)	(4,333,436)	(15,630,131)

NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	476,870	(743,537)	(266,667)

NET LOSS ATTRIBUTABLE TO MEXUS GOLD US	$ (7,470,276)	$ (3,589,899)	$ (15,363,464)

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	53,964	-	53,964
	53,964	-	53,964

COMPREHENSIVE LOSS	$ (7,416,312)	$ (3,589,899)	$ (15,309,500)

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS	$ (0.02)	$ (0.01)
BASIC LOSS PER SHARE FROM DISCONTINUING OPERATIONS	$ (0.01)	$ (0.01)
BASIC LOSS PER COMMON SHARE	$ (0.03)	$ (0.02)
		`
WEIGHTED AVERAGE NUMBER OFCOMMON SHARES
OUTSTANDING- BASIC	225,291,804	194,389,689

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
For the Period from Exploration Stage re-entry (September 18, 2009) to March 31, 2014
(Audited)

	Preferred Stock		Series A Preferred Stock		Common Stock			Share		Deficit Accumulated During	Non-	Accumulated other	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Payable	Accumulated Deficit	Exploration Stage	controlling interest	comprehensive income	Shareholders' Equity (Deficit)
Balance, September 18, 2009	-	$ -	-	$ -	136,614,000	$ 136,614	$ -		$ (648,441)	$ -	$ -	$ -	$ (511,827)

Forgiveness of debt by related party and Cancellation of shares for cash	-	-	-	-	(129,025,000)	(129,025)	540,127	-	-	-	-	-	411,102
Shares issued for services	-	-	-	-	12,225,000	12,225	734,525	-	-	-	-	-	746,750
Shares issued for equipment	-	-	-	-	40,213,846	40,214	27,587	-	-	-	-	-	67,801
Shares issued for cash	-	-	-	-	44,389,833	44,390	175,564	-	-	-	-	-	219,954
Shares issued for options on mineral properties	-	-	-	-	250,000	250	-	-	-	-	-	-	250
Shares issued to Mexus Gold Mining S.A. de C.V.	-	-	-	-	40,000,000	40,000	2,180,000	-	-	-	-	-	2,220,000
Deemed Distribution to Mexus Gold Mining S.A. de C.V.	-	-	-	-			(2,220,000)	-	-	-	-	-	(2,220,000)
Share subscription payable	-	-	-	-	-	-	-	20,000	-	-	-	-	20,000
Net loss	-	-	-	-	-	-	-	-	-	(958,576)	-	-	(958,576)
Balance at March 31, 2010	-	$ -	-	$ -	144,667,679	$ 144,668	$ 1,437,803	$ 20,000	$ (648,441)	$ (958,576)	$ -	$ -	$ (4,546)

Shares issued for services	-	-	-	-	5,337,500	5,338	607,095	-	-	-	-	-	612,433
Shares issued for equipment	-	-	-	-	2,981,464	2,981	320,970	-	-	-	-	-	323,951
Shares issued for cash	-	-	-	-	6,630,952	6,631	820,069	-	-	-	-	-	826,700
Shares issued for options on mineral properties	-	-	-	-	1,500,000	1,500	279,000	-	-	-	-	-	280,500
Share subscription payable	-	-	-	-	-	-	-	135,245	-	-	-	-	135,245
Net loss	-	-	-	-	-	-	-	-	-	(1,832,779)	-	-	(1,832,779)
Balance at March 31, 2011	-	$ -	-	$ -	161,117,595	$ 161,118	$ 3,464,937	$ 155,245	$ (648,441)	$ (2,791,355)	$ -	$ -	$ 341,504

Shares issued for services and supplies	-	-	-	-	2,671,367	2,671	272,460	-	-	-	-	-	275,131
Shares issued for equipment	-	-	-	-	955,034	955	165,236	-	-	-	-	-	166,191
Shares issued for cash	-	-	-	-	12,651,914	12,652	1,069,093	-	-	-	-	-	1,081,745
Shares issued for mineral properties	-	-	-	-	750,000	750	149,250	-	-	-	-	-	150,000
Shares issued for payments of loans, accounts payable and accrued interest	-	-	375,000	375	1,235,802	1,236	260,870	-	-	-	-	-	262,481
Share subscription payable	-	-	-	-	-	-	-	(87,352)	-	-	-	-	(87,352)
Net loss	-	-	-	-	-	-	-	-	-	(1,511,932)	-	-	(1,511,932)
Balance, March 31, 2012	-	$ -	375,000	$ 375	179,381,712	$ 179,382	$ 5,381,846	$ 67,893	$ (648,441)	$ (4,303,287)	$ -	$ -	$ 677,768

Shares issued for services and supplies	-	-	-	-	4,635,405	4,635	802,681	-	-	-	-	-	807,316
Shares issued for equipment	-	-	-	-	681,388	681	162,534	-	-	-	-	-	163,215
Shares issued for cash	-	-	-	-	22,461,892	22,462	3,350,071	-	-	-	-	-	3,372,533
Shares issued for mineral properties	-	-	-	-	1,100,000	1,100	410,900	-	-	-	-	-	412,000
Shares issued for payments of loans, accounts payable and accrued interest	-	-	-	-	4,207,680	4,208	1,158,739	-	-	-	-	-	1,162,947
Share subscription payable	-	-	-	-	-	-	-	349,476	-	-	-	-	349,476
Non-controlling interest mineral property contribution	-	-	-	-	-	-	-	-	-	-	266,667	-	266,667
Net loss	-	-	-	-	-	-	-	-	-	(3,589,899)	(743,537)	-	(4,333,436)
Balance, March 31, 2013	-	$ -	375,000	$ 375	212,468,077	$ 212,468	$ 11,266,771	$ 417,369	$ (648,441)	$ (7,893,186)	$ (476,870)	$ -	$ 2,878,486

Shares issued for services and supplies	-	-	-	-	6,961,199	6,961	553,933	183,389	-	-	-	-	744,283
Shares issued for equipment	-	-	-	-	1,079,428	1,079	104,721	(58,085)	-	-	-	-	47,715
Shares issued for cash	-	-	-	-	19,459,302	19,459	1,278,563	355,971	-	-	-	-	1,653,993
Shares issued for mineral properties	-	-	-	-	150,000	150	15,000	-	-	-	-	-	15,150
Shares issued for accounts payable	-	-	-	-	2,066,666	2,067	127,800	53,499	-	-	-	-	183,366
Shares issued for convertible note principal and interest	-	-	-	-	3,368,438	3,369	226,987	-	-	-	-	-	230,356
Shares issued for finance costs	-	-	-	-	2,550,000	2,550	498,525	-	-	-	-	-	501,075
Gain on sale of equipment to Taurus Gold Inc. - related party	-	-	-	-	-	-	32,132	-	-	-	-	-	32,132
Accumulated other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	53,964	53,964
Net loss	-	-	-	-	-	-	-	-	-	(7,470,276)	476,870	-	(6,993,406)
Balance, March 31, 2014	-	$ -	375,000	$ 375	248,103,110	$ 248,103	$ 14,104,432	$ 952,143	$ (648,441)	$(15,363,462)	$ -	$ 53,964	$ (652,886)

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

			For the Period from
			Exploration Stage
	Year Ended March 31,		re-entry (September 18,
	2014	2013	2009) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,993,406)	$ (4,333,436)	$ (15,630,131)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	356,509	302,245	978,391
Loss on sale of equipment	4,721	159,439	284,038
Loss on settlement of accounts payable	-	-	11,000
Loss (gain) on settlement of debt, accrued liabilities	189,470	(283,715)	(94,245)
Stock-based compensation	744,283	823,504	3,202,099
Interest expense	817,698	32,611	879,329
Impairment of equipment included in exploration costs	7,500	-	7,500
Impairment of mineral property	-	339,664	339,664
Allowance for amount due from joint venture.	247,509	-	247,509
Bad debt expense - related party	-	240,673	240,673
Loss on derivatives	1,595,480	-	1,595,481
Changes in operating assets and liabilities:
Prepaid and other assets	(157,652)	(16,600)	(182,671)
Accounts payable and accrued liabilities, including related parties	576,744	278,577	1,012,085
NET CASH USED IN OPERTATING ACTIVITIES	(2,611,144)	(2,457,038)	(7,109,278)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(40,775)	(1,142,118)	(2,005,083)
Purchase of equipment under construction	(47,647)	(2,780)	(469,255)
Payment of mineral properties leases	-	(121,087)	(372,711)
Issuance of notes receivable	(247,509)	(240,673)	(488,182)
Proceeds from sale of equipment	7,800	209,000	293,789
NET CASH USED IN INVESTING ACTIVITES	(328,131)	(1,297,658)	(3,041,442)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	4,053	310,946	4,053
Proceeds from issuance of notes payable	495,085	(165,304)	1,455,850
Payments on notes payable	-	(204)	(306,616)
Payments on loans payable	(50,500)	-	(51,843)
Proceeds from issuance of convertible promissory notes	375,000	-	375,000
Advances from related party	156,618	232,001	516,048
Payment on advances from related party	(44,452)	(34,696)	(98,239)
Advance from Powercom Services Inc.	-	-	800,000
Proceeds from issuance of common stock	1,653,993	3,592,673	7,239,611
Share subscriptions payable	-	-	43,393
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,589,797	3,935,416	9,977,257
CASH FLOWS FROM DISCONTINUED OPERATIONS
Allowance for amount due from First Pursuit Silver de Mexico S. de R.L. de C.V.	3,627,214	-	3,627,214
Gain on sale of Mexus Enterprises S.A. de C.V.	(3,382,437)	-	(3,382,437)
Cash flows used in investing activities	-	(76,019)	(76,019)
NET CASH PROVIDED BY (UDED IN) DISCONTINUED OPERATIONS	244,777	(76,019)	168,758
INECREASE (DECREASE) IN CASH	(104,701)	104,701	(4,705)
CASH, BEGINNING OF PERIOD	104,701	-	4,705
CASH, DISCONTINUED OPERATIONS AT THE END OF PERIOD	-	3,139	-
CASH, CONTINUED OPERATIONS AT THE END OF PERIOD	$ -	$ 101,562	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ 9,436	$ 9,741	$ 31,517
Taxes paid	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for notes payable	$ -	$ 611,697	$ 806,957
Shares issued as interest expense	$ 501,075	$ -	$ 501,075
Shares issued for advances - related party	$ -	$ -	$ 2,200
Shares issued for accounts payable, including related party	$ 155,366	$ 551,520	$ 745,616
Deferred gain on equipment	$ -	$ -	$ 46,000
Shares issued and unissued for equipment purchase	$ 112,300	$ 282,108	$ 587,599
Shares issued for equipment under construction	$ -	$ -	$ 5,000
Shares issued for mineral property	$ 15,150	$ 412,000	$ 577,150
Asset given as settlement of payable	$ -	$ -	$ 6,500
Asset given as settlement of debt	$ 89,867	$ 37,938	$ 235,805
Asset given as settlement of share subscription payable	$ (64,585)	$ -	$ (64,585)
Loan for equipment	$ -	$ -	$ 43,046
Payables issued for mineral properties	$ -	$ (15,000)	$ (15,000)
Fixed asset reclassified to equipment under construction	$ 7,300	$ -	$ 7,300
Subscription payable settled by related party	$ 28,000	$ (5,745)	$ 22,255
Equipment under construction placed into service	$ -	$ 109,112	$ 109,112

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
March 31, 2014 and 2013
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $648,441 and an accumulated deficit since entry into the exploration stage of $15,363,462 at March 31, 2014. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

On November 1, 2012, Mexus Gold US and Mexus Gold Mining entered into a Joint Venture Agreement, for a term of fifty years, with Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. (“Participants”). The assets, liabilities and operations of the Joint Venture are held by Mexus Enterprises S.A. de C.V., a 100% owned subsidiary of Mexus Gold US. The Participants agreed to contribute to the Joint Venture certain mining concessions located in the Municipality of Caborca, Sonora, Mexico. In exchange for the mining concessions described above, the Company agreed to provide $1,500,000 in operating advances to the Joint Venture within 30 days of the execution date of the Joint Venture Agreement and issue 1,000,000 shares of Mexus Gold US common stock which were valued at $400,000 ($0.40 per share) to the legal representative of Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. The Company has accounted for the acquisition of and the Participant’s interest in the mining concession as an asset acquisition. The Joint Venture is consolidated as the Company appoints two of three members of the Administrating Committee of the Joint Venture, serves as the operator of the Joint Venture and receives 60% ownership of net revenue from the mining concessions presently under production and extraction operations. The Company under the Joint Venture Agreement allocates 40% of its net income (loss) to non-controlling interest in the consolidated financial statements.

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

On March 24, 2014, the Company resigned as the operator of the Project and sold 50 shares of the minimum fixed capital stock of Mexus Enterprises S.A. de C.V. to First Pursuit Silver de Mexico S. de R.L. de C.V. The 50 shares sold represent 50% of the fixed capital stock of Mexus Enterprises S.A. de C.V. As a result, the Company holds 0% of the fixed capital stock and its investment in Mexus Enterprises S.A. de C.V. was deconsolidated. The results of operations for Mexus Enterprises S.A. de C.V. have been included in the consolidated financial statements of the Company up to March 24, 2014. The assets and liabilities and operating results of Mexus Enterprises S.A. de C.V. have been retroactively reclassified in the consolidated financial statements as discontinued operations for all periods presented. Unless otherwise indicated, all disclosures and amounts in the Notes to the consolidated financial statements relate the Company’s continuing operations. The reclassification has no effect on reported net loss. See Note 4 Discontinued Operations.

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

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2014, $4,053 of bank overdrafts were classified as a current liability.

Investments

Notes receivable and investment in marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income/(loss).  Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method.  For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value.

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight-line basis over their expected useful lives as follows (see Note 6):

Mining tools and equipment             7 years
Watercrafts                                          7 years
Vehicles                                                3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $107,522 and $52,575 as of March 31, 2014 and 2013 respectively.  Equipment under construction at March 31, 2014 comprises Cone 1709, Equipment Fabrication Materials, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Our investment in marketable securities is measured at fair value on a recurring bases using Level 1 inputs.
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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2014 and 2013, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2014 and 2013, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the FASB.  This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

4.	DISCONTINUED OPERATIONS

On March 24, 2014, the Company resigned as the operator of the Joint Venture with Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. and sold 50 shares of the minimum fixed capital stock of Mexus Enterprises S.A. de C.V. to First Pursuit Silver de Mexico S. de R.L. de C.V. for the following consideration:

i)	Assumption of $468,000 of accounts payable;
ii)	Payment of $100,000 and $100,000 on July 2014 and July 2015, respectively, on behalf of the Company to Minerales de Tarchi S. de R.L. de C.V. for lease payments under an exploration agreement;
iii)	1,660,000 shares of common stock of Silver Pursuit Resources Limited; and
iv)	$4,000,000 due on or before March 24, 2015.

The sale of Mexus Enterprises S.A. de C.V. met the criteria for being reported as a discontinued operation and has been segregated from continuing operations for all periods presented.

The following table summarizes the results from discontinued operations:

	Period From April 1, 2013 to March 24, 2014	Year Ended March 31, 2013
REVENUES
Revenues	$581,489	$838,516
Total revenues	581,489	838,516

EXPENSES
General and administrative	3,201	-
Exploration costs	2,367,956	2,668,374
Bad debt – related party	239,084	-
Total operating expenses	2,610,241	2,668,374

OTHER INCOME (EXPENSE)
Foreign exchange	22,345	-
	22,345	-

NET LOSS OF MEXUS ENTERPRISES S.A. DE C.V.	$(2,006,407)	$(1,829,858)

The following table summarizes the assets and liabilities of discontinued operations in the consolidated balance sheet:

	March 24, 2014	March 31, 2013
ASSETS
CURRENT ASSETS
Cash	$-	$3,139
Prepaid and other assets	100,924	-
TOTAL CURRENT ASSETS	100,924	3,139

EQUIPMENT, NET	3,440	-

OTHER ASSETS
Property costs	742,686	742,686
TOTAL OTHER ASSETS	742,686	742,686

TOTAL ASSETS	$847,050	$745,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,542	$-
Notes payable	30,583	-
Notes payable – related party	1,999	-
TOTAL CURRENT LIABILITIES	$38,124	$-

CARRYING VALUE OF MEXUS ENTERPRISES S.A. DE C.V.	$808,926	$745,825

The following table summarizes the loss on disposal of Mexus Enterprises S.A. de C.V.:

March 24, 2014
FAIR VALUE OF CONSIDERATION RECEIVED:
Assumption of accounts payable	$468,000
Payment of $100,000 and $100,000 on July 2014 and July 2015, respectively, on behalf of the Company to Minerales de Tarchi S. de R.L. de C.V. for lease payments under an exploration agreement (1)	178,939
1,660,000 shares of common stock of Silver Pursuit Resources Limited (2)	96,150
$4,000,000 due on or before March 24, 2015 (1)	3,448,276
Less: Allowance for amount due from First Pursuit Silver de Mexico S. de R.L. de C.V. (3)	(3,627,215)
564,150

CARRYING VALUE OF MEXUS ENTERPRISES S.A. DE C.V.	808,926

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS	$(244,776)

(1) The amounts due from First Pursuit Silver de Mexico S. de R.L. de C.V. is contracted at an interest rate substantially below market rates for similar type agreements. Accordingly, the Company imputed a discount of $571,785 at a market interest rate of approximately 16% in accordance FASB ASC 835,”Interest”.
(2) Silver Pursuit Resources Limited shares in common stock are traded on the TSX Venture Exchange and is valued based on the closing price of $0.065 CAD approximately $0.06 US on March 24, 2014.
(3) The recovery, if any, will be recorded in the consolidated statement of operations in the period collectability is reasonably assured.  The 50% interest in Mexus Enterprises S.A. de C.V. will be returned to the Company if the $4,000,000 amount is not paid by March 24, 2015.

	Period Ended March 24, 2014	Year Ended March 31, 2014
NET LOSS OF MEXUS ENTERPRISES S.A. DE C.V.	$(2,006,407)	$(1,829,858)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS	(244,776)	-
LOSS ON DISCONTINUED OPERATIONS	$(2,251,183)	$(1,829,858)

5.	MINERAL PROPERTIES AND EXPLORATION COSTS

The following is a continuity of mineral property acquisition costs capitalized on the consolidated balance sheets during the years ended March 31, 2014 and 2013:

	Balance March 31, 2013	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2014
Lida Mining District (a)	$ -	$ -	$ -	$ -	$ -
Ures (b)	-	-	-	-	-
Corborca (c)	490,797	15,150	-	-	505,947
	$ 490,797	$ 15,150	$ -	$ -	$ 505,947

	Balance March 31, 2012	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2013
Lida Mining District (a)	$ 150,656	$ 3,640	$ -	$ (154,296)	$ -
Ures (b)	170,368	15,000	-	(185,368)	-
Corborca (c)	361,350	117,447	12,000	-	490,797
	$ 682,374	$ 136,087	$ 12,000	$ (339,664)	$ 490,797

The following is a continuity of exploration costs expensed in the consolidated statements of operation:

	Balance March 31, 2013	Cash Payments	Share-based Payments	Balance March 31, 2014
Ures (b)	$ 1,272,010	$ 469,779	$ 168,860	$ 1,910,649
Corborca (c)	1,123,103	469,779	168,860	1,761,742
	$ 2,395,113	$ 939,558	$ 337,720	$ 3,672,391

	Balance March 31, 2012	Cash Payments	Share-based Payments	Balance March 31, 2013
Ures (b)	$ 610,515	$ 306,430	$ 355,065	$ 1,272,010
Corborca (c)	461,609	306,430	355,064	1,123,103
	$ 1,072,124	$ 612,860	$ 710,129	$ 2,395,113

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

On January 5, 2011, the Company entered into a Mineral Exploration, Exploitation and Mining Concession Purchase Agreement for two mining properties (i) Julio II (ii) Martha Elena located in the municipality of Caborca, Sonora, Mexico.  The purchase price of these rights are (a) $50,000 cash (b) 1,000,000 shares of common stock of Mexus Gold US (c) $2,000,000 paid at a rate of 40% net smelter royalty. The term of the agreement can be terminated at the option of the Company. These property rights are owned by Mexus Gold Mining S.A. de C.V.

6.	NOTE RECEIVABLE AND RECOVERABLE DISBURSEMENTS - RELATED PARTY

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

In addition, the Company paid $90,673 and $247,509 directly to suppliers for expenses incurred by Trinidad Pacifica from November 1, 2012 to March 31, 2013 and April 1, 2013 to March 31, 2014, respectively. The Company recorded these payments as a recoverable disbursement since these expenses were incurred by Trinidad Pacifica prior to November 1, 2012, the date of the Joint Venture Agreement.  The Company plans to recover these disbursements from the other Venturers as it was represented to the Company in the Joint Venture Agreement that there were no outstanding liabilities from activities of the Venturers prior to November 1, 2013 which the Company was responsible.

At June 30, 2013, the note, advance and recoverable disbursements were determined to be impaired since the Company believes the debtor does not have the financial capacity to repay these debts.  A bad debt expense of $240,673 and $241,080 was recorded in the consolidated statement of operations for the years ended March 31, 2014 and 2013, respectively. The Company plans to recover these amounts from either Kenneth Azuka, the Joint Venture or from the other Venturers interest in the Joint Venture. The recovery, if any, will be recorded in the consolidated statement of operations in the period collectability is reasonably assured.

7.	EQUIPMENT

	Cost	Accumulated Depreciation	March 31, 2014 Net Book Value	March 31, 2013 Net Book Value
Mining tools and equipment	$ 1,924,769	$ 508,142	$ 1,416,627	$ 1,672,088
Watercraft	153,510	64,403	89,107	216,800
Vehicles	141,726	80,295	61,431	66,925
	$ 2,220,005	$ 652,840	$ 1,567,165	$ 1,955,813

Depreciation expense for the years ended March 31, 2014 and 2013 was $356,509 and $302,245, respectively.

8.	ACCOUNTS PAYABLE – RELATED PARTIES

During the year ended March 31, 2014 and 2013, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $45,600 and $12,863, respectively.  At March 31, 2014 and 2013, $0 and $40,196 for this obligation is outstanding, respectively.

9.	ACCOUNTS PAYABLE

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

On July 1, 2013, the Company issued 223,250 shares of common stock valued at $19,930 ($0.1893 per share) to settle $11,090 due to unrelated party. As a result, the Company recorded a loss on settlement of debt of $8,840.

On December 11, 2013, the Company issued 733,333 shares of common stock valued at $44,000 ($0.06 per share) a result, the Company recorded a loss on settlement of debt of $8,840.

On January 27, 2014, the Company issued 89,762 shares of common stock valued at $5,569 ($0.062 per share) to settle $5,569 due to unrelated party.

On February 10, 2014, the Company issued 1,333,333 shares of common stock valued at $85,867 ($0.0644 per share) to settle $40,000 due to unrelated party. As a result, the Company recorded a loss on settlement of debt of $45,867.

10.	ADVANCE FROM POWERCOM SERVICES INC.

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

11.	NOTES PAYABLE – RELATED PARTY

These notes are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company and are due to Paul D. Thompson, the sole director and officer of the Company.  At March 31, 2014 and 2013, Notes payable – related party totaled $0 and $8,992, respectively.

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  On February 20, 2014, Taurus Gold, Inc. purchased from the Company a crane, forklift, magnetometer, boat and outboard engine for a $122,000 reduction in the Note Payable – Related Party balance. The $32,133 gain on the transaction is recorded as a credit to additional paid-in capital.  As of March 31, 2014 and March 31, 2013, notes payable due to Taurus Gold Inc. totaled $179,159 and $210,000, respectively.

12.	NOTES PAYABLE

On March 28, 2012, the Company entered into an unsecured promissory note agreement with GJB Enterprise in the amount of $10,000.  The note has no specific terms of repayment.  A finance charge of $3,000 is due upon payment.  As of March 31, 2013, the Company issued 100,000 shares of common stock valued at $10,000 ($0.10 per share) to pay the loan.

On April 16, 2012, the Company made a Promissory Note Agreement with Francis Stadelman secured by a marine vessel (Barge ITB230) in the amount of $121,200 at six percent interest with monthly payments of $2,343. The Promissory Note is due in five years. At the option of the holder, $60,000 of the Promissory Note amount may be paid in common stock of the Company valued on a 30 day average. The proceeds from this Promissory Note were used to pay in full principal of $120,000 and total outstanding interest of $1,200 of a Promissory Note with Island Tug & Barge.  At March 31, 2014 and 2013, the balances on this note totaled $0 and $0, respectively.

On January 8, 2013, the Company entered into an unsecured promissory note agreement with William H. Brinker in the amount of $185,000.  The note is due on demand upon the occurrence of certain events and at the discretion of the note holder. A finance charge of $5,000 is due on or before March 31, 2014. The note is secured by 5,000,000 shares of common stock of Mexus Gold US pledged by the Company and certain mining equipment include a radial stacker and cone crushing plant.

On January 1, 2013, Francis Stadleman agreed to convert $98,806 of notes payable and $1,194 of interest payable owing to him into 500,000 shares of common stock of the Company valued at $117,500 ($0.235 per share). As a result, the Company recorded a loss on settlement of debt of $17,500. On March 20, 2013, the Company issued shares in satisfaction of the payable.

On January 8, 2013, the Company entered into an unsecured promissory note agreement with William H. Brinker in the amount of $185,000.  The note is due on demand upon the occurrence of certain events and at the discretion of the note holder. A finance charge of $5,000 is due on or before March 31, 2013. The note is secured by 5,000,000 shares of common stock of Mexus Gold US pledged by the Company and certain mining equipment including a radial stacker and cone crushing plant.  On April 1, 2013, the Company repaid $50,000 in principal and $140,000 remains outstanding at March 31, 2014 ($190,000 – March 31, 2013).

During the year ended March 31, 2014, the Company received cash advances of $240,085 and repaid $500 from four unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. At March 31, 2014 and 2013, the balance of these advances totaled $211,502 and ,0, respectively.

Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At March 31, 2014 and 2013, the balances on this note totaled $2,500 and $2,500, respectively.

13.	LOAN PAYABLE

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

14.	PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees are capitalized in the consolidated balance sheet as deferred finance expense and are being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes.  As of March 31, 2014, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.

15.	SECURED CONVERTIBLE PROMISSORY NOTES

On June 12, 2013, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC (“Typenex”), for the sale of an 8% Secured Convertible Promissory Notes (“Notes”) in the principal amount of $557,500 consisting of an initial tranche of $307,500 comprising of $250,000 of cash at closing, Typenex legal expenses in the amount of $7,500 and a $50,000 original issue discount and an additional tranche of $250,000 in cash. On June 12, 2013 the Company closed on the initial tranche and received $250,000 in cash. On August 8, 2013, the Company closed on the second tranche and received $125,000 in cash. The Company has not closed on the final tranche for $125,000. The Company has no obligation to pay Typenex any amounts on the unfunded portion of the Note. The Notes have a maturity date that is thirteen months after the issuance date. Typenex has been granted a security interest in the property of the Company.

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

	Year ended March 31,
	2014	2013
Cash advanced on closing of the initial tranche and second tranche	$ 375,000	$ -
Discounts on Note
Fair value of warrant derivative liability	(219,372)	-
Fair value of convertible promissory note liability	(75,218)	-
Loss on derivative liabilities	14,734	-
Conversion of principal and interest into shares of common stock	(95,592)	-
Amortization of discount on Note	283,309	-

	$ 282,861	$ -

16.	WARRANT DERIVATIVE LIABILITY

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
The Company’s warrant derivative liability has been measured at fair value at March 31, 2014 using a binomial model. Since the Exercise Price contains an anti-dilution adjustment, the probability that the Exercise Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.0225 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

	March 31, 2014	June 12, 2013
Closing share price	$0.08	$0.105
Conversion price	$0.0225	$0.24
Risk free rate	1.32%	1.15%
Expected volatility	142%	150%
Dividend yield	0%	0%
Expected life	50 months	60 months

The fair value of the warrant derivative liability is $920,927 at March 31, 2014. The increase in the fair value of the conversion option derivative liability of $716,288 is recorded as a loss in the consolidated statement of operations for the year ended March 31, 2014.

17.	CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

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
The Company’s convertible promissory note derivative liability has been measured at fair value at June 12, 2013 and March 31, 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.0225 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

	March 31, 2014	June12, 2013
Closing share price	$0.08	$0.105
Conversion price	$0.0225	$0.23
Risk free rate	0.10%	0.14%
Expected volatility	105%	114%
Dividend yield	0%	0%
Expected life	6 months	13 months

The fair value of the conversion option derivative liability is $954,410 at March 31, 2014. The increase in the fair value of the conversion option derivative liability of $879,192 is recorded as a loss in the unaudited consolidated condensed statement of operations for the year ended March 31, 2014.

18.	CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of March 31, 2014, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

19.	SHAREHOLDERS’ EQUITY (DEFICIT)

The shareholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2014 and 2013:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2014 and 2013, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 375,000 shares issued and outstanding at March 31, 2014 and March 31, 2013.

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

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 248,103,110 and 212,468,077 shares issued and outstanding at March 31, 2014 and 2013, respectively. Holders of Common Stock have one vote per share of Common Stock held.

Year Ended March 31, 2014

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

On January 29, 2014, the Company issued 2,965,633 shares of common stock to satisfy obligations under share subscription agreements for $102,965 in cash, $6,640 in services and $44,000 for settlement of accounts payable included in share subscriptions payable.

On February 5, 2014, February 12, 2014 and March 10, 2014, the Company issued a total of 3,368,438 shares of common stock valued at $230,356 ($0.0684 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $95,592 and loss on settlement of debt of $134,764.

On February 14, 2014, the Company issued 2,208,333 shares of common stock to satisfy obligations under share subscription agreements for $45,000 in cash and $85,867 for settlement of accounts payable included in share subscriptions payable.

On March 13, 2014, the Company issued 5,519,051 shares of common stock to satisfy obligations under share subscription agreements for $54,981 in cash, $293,402 in services and $5,000 for equipment included in share subscriptions payable.

Common Stock Payable

During the year 28,776,206 shares of common stock ($0.0575 per share).  During the year ended March 31, 2014, the Company cancelled and subsequently amended fourteen subscription payable agreements, increasing the number of shares by 719,088.

During the year ended March 31, 2014, the Company issued subscriptions payable for 9,829,559 shares of common stock for services valued at $744,283 ($0.0757 per share).

During the year ended March 31, 2014, the Company issued subscriptions payable for 908,714 shares of common stock for equipment valued at $107,300 ($0.1181 per share).

During the year ended March 31, 2014, the Company issued subscriptions payable for 150,000 shares of common stock for mineral properties valued at $15,150 ($0.101 per share).

During the year ended March 31, 2014, the Company issued subscriptions payable for 2,379,678 shares of common stock for settlement of accounts payable valued at $155,366 ($0.653 per share).

During the year ended March 31, 2014, the Company issued subscriptions payable for 2,550,000 shares of common stock for a fee valued at $501,075 ($0.1965 per share) for Promissory Notes issued on April 18, 2013 for $255,000 in cash.

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

20.	RELATED PARTY TRANSACTIONS

During the years ended March 31, 2014 and 2013, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company
Taurus Gold, Inc., controlled by Paul D. Thompson
Rent expense – Note 8
Notes Payable – Note 11

21.	INCOME TAXES

The following table presents income before taxes and income tax expense as well as the taxes charged to stockholders equity:

	Year Ended March 31, 2014	Year Ended March 31, 2013

Net loss before taxes	$ (6,993,406)	$ (4,333,436)

Income tax expense charged to loss before taxes	$ -	$ -

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

	Year Ended March 31, 2014	Year Ended March 31, 2013
Expected tax expense (recovery)	$ (2,448,000)	$ (1,517,000)
Share-based payments	260,000	288,000
Loss on sale of equipment	2,000	56,000
Gain on settlement of debt	50,000	(99,000)
Impairment of mineral property	-	119,000
Other than-temporary impairment of note receivable	-	84,000
Impairment of equipment	3,000	-
Interest	286,000	-
Loss on derivatives	558,000	-
Allowance	(1,184,000)	-
Change in valuation allowance	2,473,000	1,069,000

	$ -	$ -

At March 31, 2014 and 2013, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $12,583,000 and $5,520,000, respectively, which may be applied against future taxable income, if any, at various times through 2033. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2014 and 2013.

The tax years 2014, 2013, 2012, 2011 and 2010 remain open to examination by the major taxing jurisdictions in which the Company operates.  The Company expects no material changes to unrecognized tax positions within the next twelve months.

22.	SUBSEQUENT EVENTS

Common Stock

On April 1, 2014, the Company issued 342,063 shares of common stock valued to Typenex Co-Investment, LLC for conversion of principal and interest of $41,575.

On April 16, 2014, the Company issued 1,053,553 shares of common stock valued to Typenex Co-Investment, LLC for conversion of principal and interest of $101,713.

On April 18, 2014, the Company issued 3,056,805 shares of common stock to satisfy obligations under share subscription agreements $78,238 for services, $157,492 for cash and $5,570 for settlement of accounts payable included in share subscriptions payable.

On May 1, 2014, the Company issued 1,427,500 shares of common stock to satisfy obligations under share subscription agreements $92,245 for services and $15,354 for equipment included in share subscriptions payable.

On May 16, 2014, the Company issued 790,060 shares of common stock to satisfy obligations under share subscription agreements $39,503 for cash included in share subscriptions payable.

On June 16, 2014, the Company issued 919,033 shares of common stock valued to Typenex Co-Investment, LLC for conversion of principal and interest of $30,000.

On July 3, 2014, the Company issued 313,310 shares of common stock to satisfy obligations under share subscription agreements $12,124 for cash included in share subscriptions payable.

Common Stock Payable

From April 1, 2014 to July 11, 2014, the Company issued subscriptions payable for 929,310 shares of common stock for services valued at $68,250 ($0.073 per share).

On July 2, 2014, the Company issued subscriptions payable for 1,200,000 shares of common stock in exchange of a 5% equity interest in Gold Grabber, LLC valued at $50,400 ($0.042 per share). In addition, the Company has an option to purchase up to 49% in total of Gold Grabber, LLC,

Notes Payable

On April 14, 2014, June 6, 2014 and June 19, 2014 the Company issued notes payable for $40,000, $10,000 and $4,000 respectively. These notes bear interest of 10% per annum and are due 90 days after the date of issue.  The holder, at their option, may choose to be paid in 90 days (i) the principal amount plus interest in cash or (ii) the principal amount plus interest in common shares of the Company at a fixed price of $0.03 per share or (iii) 50% of the principal amount plus interest in cash and 50% principal amount plus interest in common shares of the Company at a fixed price of $0.03 per share.