Form 10-Q
period 2014-06-30
Mexus Gold US
filed 2014-08-19
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 15, 2014, 256,472,578 shares of our common stock were issued and outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

MEXUS GOLD US

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS
Cash	$ 911	$ -
Prepaid and other assets	86,914	81,747
Investment in marketable securities	108,996	150,114
TOTAL CURRENT ASSETS	196,821	231,861

FIXED ASSETS
Equipment, net of accumulated depreciation	1,461,095	1,567,165
TOTAL FIXED ASSETS	1,461,095	1,567,165

OTHER ASSETS
Deferred finance expense	419	3,503
Equipment under construction	85,522	107,522
Property costs	505,947	505,947
TOTAL OTHER ASSETS	591,888	616,972

TOTAL ASSETS	$ 2,249,804	$ 2,415,998

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$ -	$ 4,053
Accounts payable and accrued liabilities	77,695	75,006
Accounts payable - related party	57,366	45,966
Notes payable	390,502	351,502
Note payable - related party	193,391	179,159
Promissory notes	255,000	255,000
Secured convertible promissory note (net of unamortized debt discount $9,560 and $88,644, respectively)	288,093	282,861
Secured convertible promissory note derivative liability	306,141	954,410
Warrant derivative liability	445,163	920,927
TOTAL CURRENT LIABILITIES	2,013,351	3,068,884

TOTAL LIABILITIES	2,013,351	3,068,884

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
500,000,000 shares of common stock, $0.001 par value per share	-	-
Issued and outstanding
375,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2014)	375	375
254,902,064 shares of common stock (248,103,110 - March 31, 2014)	254,902	248,103
Additional paid-in capital	14,575,582	14,104,432
Share subscription payable	660,245	952,143
Accumulated equity deficit	(15,267,497)	(16,011,903)
Accumulated other comprehensive income	12,846	53,964
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	236,453	(652,886)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 2,249,804	$ 2,415,998

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended June 30,
	2014	2013
REVENUES
Revenues	$ 999	$ 109,317
Total revenues	999	109,317

Expenses
General and administrative	129,280	189,786
Exploration costs	43,762	329,768
Stock-based expense - consulting services	57,000	37,500
Loss on sale of equipment	4,672	-
Loss on settlement of debt	48,050	-
Total operating expenses	282,764	557,054

OTHER INCOME (EXPENSE)
Interest expense	(91,699)	(161,774)
Foreign exchange loss	(6,162)	(8,591)
Gain (loss) on derivative liabilities	1,124,033	(4,683)
	1,026,172	(175,048)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	744,407	(622,785)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(519,212)

NET INCOME (LOSS)	$ 744,407	$ (1,141,997)

OTHER COMPREHENSIVE LOSS
Unrealized loss on marketable securities	(41,118)	-
	(41,118)	-

COMPREHENSIVE INCOME (LOSS)	$ 703,289	$ (1,141,997)

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS	$ 0.003	$ (0.003)
BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$ -	$ (0.002)
BASIC LOSS PER COMMON SHARE	$ 0.003	$ (0.005)
		`
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING- BASIC	251,862,541	213,659,127

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 744,407	$ (1,141,997)
Loss from discontinued operations	-	519,212
Net income (loss) from continuing operations	744,407	(622,785)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	82,398	85,684
Loss on sale of equipment	4,672	-
Loss on settlement of debt	48,050	-
Stock-based compensation - services	57,000	37,500
Interest expense	91,699	161,774
Impairment of equipment included in exploration costs	-	7,500
Allowance for amount due from First Pursuit Silver de Mexico S. de R.L. de C.V.	-
Bad debt expense - related party	-	247,509
Gain (loss) on derivatives	(1,124,033)	4,683
Changes in operating assets and liabilities:
Prepaid and other assets	(5,167)	(1,573)
Accounts payable and accrued liabilities, including related parties	11,706	19,154
NET CASH USED IN OPERTATING ACTIVITIES	(89,268)	(60,554)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,200)
Purchase of equipment under construction	-	(45,903)
Issuance of notes receivable	-	(247,509)
Proceeds from sale of equipment	41,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	41,000	(294,612)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(4,053)	-
Proceeds from issuance of notes payable	39,000	285,894
Payments on notes payable	-	(50,000)
Proceeds from issuance of convertible promissory notes	-	250,000
Advances from related party	14,232	42,350
Payment on advances from related party	-	(12,921)
Proceeds from issuance of common stock	-	338,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	49,179	854,223
NET CASH USED IN OPERATING ACTIVITIES- DISCONTINUED OPERATIONS	-	(519,212)
INCREASE (DECREASE) IN CASH	911	(20,155)
CASH, BEGINNING OF PERIOD	-	104,701
LESS: CASH DISCONTINUED OPERATIONS END OF PERIOD	-	(1,388)
CASH, CONTINUING OPERATIONS AT THE END OF PERIOD	$ 911	$ 83,158

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ 15,000
Taxes paid	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for notes payable	$ 81,000	$ -
Shares issued and unissued for equipment purchase	$ -	$ 6,500

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014
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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Our investment in marketable securities is measured at fair value on a recurring basis using Level 1 inputs.

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

Deferred Financing Costs

Deferred financing costs are amortized to interest expense based on the terms of the related debt instruments on a straight-line basis, which approximates the effective interest rate method.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $15,267,497 at June 30, 2014. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

6.	ACCOUNTS PAYABLE – RELATED PARTIES

During the three months ended June 30, 2014 and 2013, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of 11,400 and 11,400, respectively.  At June 30, 2014 and March 31, 2014, $57,366 and $45,966 for this obligation is outstanding, respectively.

7.	NOTES PAYABLE

During the three months ended June 30, 2014, the Company received various cash advances of $39,000 from three investors. These advances are unsecured, earn interest at 10% per annum and are due within 90 days of issue. One-half of the cash advances received by the Company may be converted into shares of common stock of the Company, at the option of the holder, at either $0.03 per share or $0.04 per share depending on the date the cash advance was received.

Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At June 30, 2014 and March 31, 2014, the balances on this note totalled $2,500 and $2,500, respectively.  At June 30, 2014 and March 31, 2014, accrued interest of $3,235 and $3,185 on this note have been included in accounts payable and accrued liabilities, respectively.

8.	NOTES PAYABLE – RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  As of June 30, 2014 and March 31, 2014, notes payable due to Taurus Gold Inc. totalled $193,391 and $179,159, respectively.

9.	PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on June 30, 2014. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees are capitalized in the consolidated balance sheet as deferred finance expense and are being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes.  As of June 30, 2014, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  Accrued interest of $5,320 is included in accounts payable and accrued liabilities.

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

The anti-dilution protection for the Note and Warrants excludes (a) the Company’s issuance of securities in connection with strategic license agreements and other partnering arrangements so long as any such issuances are not for the purpose of raising capital and in which holders of such securities or debt are not at any time granted registration rights, and (b) the Company’s issuance of Common Stock or the issuance or grant of options to purchase Common Stock to employees, directors, officers and consultants, authorized by the Company’s board of directors in place on June 12, 2013. After three months after the issuance date, monthly installments are due on the Note payable at the option of the Company (i) in cash (ii) in shares of common stock of the Company discounted depending on the Company’s share price at either 30% or 35%, or (iii) in any combination of cash or shares.

On June 12, 2013, the Company recorded a discount on the Note equal to the fair value of the warrant derivative liability and convertible promissory note derivative liability. This discount is amortized using the effective interest rate method over the term of the Note.

	Three Months Ended June 30,
	2014	2013
Cash advanced on closing of the initial tranche and second tranche	$ 375,000	$ -
Discounts on Note
Fair value of warrant derivative liability	(219,372)	-
Fair value of convertible promissory note liability	(75,218)	-
Loss on derivative liabilities	14,734	-
Conversion of principal and interest into shares of common stock	(169,444)	-
Amortization of discount on Note	362,393	-

	$ 288,093	$ -

The Company did not pay the outstanding principal and interest due on July 12, 2014, the maturity date of the Notes, and the Notes went into default. See Note 15 – Subsequent Events.

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

The Company’s warrant derivative liability has been measured at fair value at June 30, 2014 and March 31, 2014 using a binomial model. Since the Exercise Price contains an anti-dilution adjustment, the probability that the Exercise Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.0225 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

	June 30, 2014	March 31, 2014
Closing share price	$0.045	$0.08
Conversion price	$0.0225	$0.0225
Risk free rate	1.25%	1.32%
Expected volatility	104%	142%
Dividend yield	0%	0%
Expected life	47 months	50 months

The fair value of the warrant derivative liability is $445,163 at June 30, 2014. The decrease in the fair value of the conversion option derivative liability of 475,764 is recorded as a gain in the consolidated statement of operations for the three months ended June 30, 2014.

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

The inputs into the binomial model are as follows:

	June 30, 2014	March 31, 2014
Closing share price	$0.045	$0.08
Conversion price	$0.0225	$0.0225
Risk free rate	0.01%	0.10%
Expected volatility	24%	105%
Dividend yield	0%	0%
Expected life	1 month	4 month

The fair value of the conversion option derivative liability is $306,141 at June 30, 2014. The decrease in the fair value of the conversion option derivative liability of $648,269 is recorded as a gain in the unaudited consolidated condensed statement of operations for the year ended March 31, 2014.

13.	CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of June 30, 2014, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

14.	STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2014 and March 31, 2014:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 375,000 shares issued and outstanding at June 30, 2014 and March 31, 2014.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 254,902,064 and 248,103,110 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively. Holders of Common Stock have one vote per share of Common Stock held.

On April 1, 2014, the Company issued 342,063 shares of common stock valued at $29,075 ($0.085 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $12,500 and loss on settlement of debt of $16,576.

On April 16, 2014, the Company issued 1,053,553 shares of common stock valued at $63,213 ($0.060 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $38,500 and loss on settlement of debt of $24,713.

On April 18, 2014, the Company issued 3,056,805 shares of common stock to satisfy obligations under share subscription agreements for $157,492 in cash, $78,238 in services and $5,570 for settlement of accounts payable included in share subscriptions payable.

On May 1, 2014, the Company issued 1,427,500 shares of common stock to satisfy obligations under share subscription agreements for $92,245 in services and $15,354 in equipment included in share subscriptions payable.

On June 16, 2014, the Company issued 919,033 shares of common stock valued at $36,761 ($0.040 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $30,000 and loss on settlement of debt of $6,761.

Common Stock Payable

During the three months ended June 30, 2014, the Company issued subscriptions payable for 679,310 shares of common stock for services valued at $57,000 ($0.0839 per share).

15. SUBSEQUENT EVENTS

On July 3, 2014, the Company issued 1,103,370 shares of common stock to satisfy obligations under share subscription agreements for $39,503 in cash and $12,100 in services included in share subscriptions payable.

On July 31, 2014, the Company issued 467,133 shares of common stock valued at $19,153 ($0.041 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $12,000 and loss on settlement of debt of $7,153.

During the period from July 1, 2014 to August 15, 2014, the Company issued subscriptions payable for 1,016,666 shares of common stock for services valued at $30,500 ($0.030 per share).

Default of Secured Convertible Promissory Notes

On June 12, 2013, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC (“Typenex”), for the sale of an 8% Secured Convertible Promissory Notes (“Notes”). See Note 10 – Secured Convertible Promissory Note. The Company did not pay the outstanding principal and interest due on July 12, 2014, the maturity date of the Notes, and the Notes went into default. On default, the Holders at their option may redeem the Notes in full or accelerate installments due on the Notes. The Holders may designate whether the installments are due in cash or discounted shares of common stock of the Company or a combination thereof. The default rate on the note is 22%.

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

There are multiple exploration targets on the Caborca Project.  The two most important are the quartz stockwork zone and the Julio vein system.  The first target will be the quartz stockwork zone area. A detailed drilling program will be scheduled to test the Julio vein system.

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

Mining Properties located in the state of Nevada

Lida Mining District

The Lida Project is located in south central Nevada, approximately 20 miles south-west of Goldfield. The project area is accessed by proceeding 15 miles south of Goldfield along US Highway 95 to Lida Junction. Then by proceeding west along Nevada State Route 266 for 19 miles to Lida, Nevada, the project site. This mining property was fully impaired in the accounting records of the Company on March 31, 2013.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three month periods ended June 30, 2014 and 2013. All amounts herein are in U.S. dollars.

Three Months Ended June 30, 2014 compared with the Three Months Ended June 30, 2013

We had a net income during the three months ended June 30, 2014 of $744,407 compared to a net loss of $1,141,997 during the same period in 2013.  The increase in net income is attributable to the decrease in (i) Exploration Costs – a $286,006 decrease in exploration costs primarily attributable to the Joint Venture Agreement entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on November 1, 2012. Mexus US Gold’s interest in the Joint Venture Agreement was sold in the fourth quarter of fiscal 2014 and reported as discontinued operations in the consolidated financial statements. (ii) Gain on derivative liabilities – a $1,128,716 increase primarily due to a decrease in the share price of common stock of the Company and the decreased expected life of conversion options and warrants.

Revenue

For the three months ended June 30, 2014, we had revenues of $999 compared to $109,317 for the three months ended June 30, 2013.  The decrease in revenue was due to discontinued operations related to the Joint Venture Agreement.

Operating Expenses

Total operating expenses decreased to $282,764 during three months ended June 30, 2014, compared to $557,054 for the three months ended June 30, 2013.  The decrease in operating expenses was due to a reduction in mining operations through the exploration activities of our properties and general administrative expenses.

Other Income (Expense)

We reported $1,026,172 of other income during the three months ended June 30, 2014 compared to $175,048 other expenses during the same period in 2013.

The increase in other income is mainly attributable to:

(a) Decrease in interest expense. The decrease in interest expense is due to a decrease in the amortization of deferred finance costs.

(b) The fair value of the secured convertible promissory note derivative and warrant derivative liabilities is $751,304 at June 30, 2014. The decrease in the fair value of the derivative liabilities of 1,124,033 is recorded as a gain in the unaudited consolidated statement of operations for the three months ended June 30, 2014.

Liquidity and Capital Resources

At June 30, 2014, we had cash of $911 compared to $0 at March 31, 2014.

Our equipment decreased to $1,461,095 at June 30, 2014, compared to $1,567,165 at March 31, 2014. The decrease in equipment is largely due to depreciation expense of $82,398 during the three months ended June 30, 2014.

Our mineral properties had no change during the three months period.

Equipment under construction decreased to $85,522 at June 30, 2014, compared to $107,522 at March 31, 2014. The decrease in equipment under construction was due to sale of equipment during the three months ended June 30, 2014.

Total assets decreased to $2,249,804 at June 30, 2014, compared to $2,415,998 at March 31, 2014.  The majority of the decrease in assets relates to the decrease in the fair value of marketable securities and depreciation of equipment.

Our total liabilities decreased to $2,013,351 at June 30, 2014, compared to $3,068,884 as of March 31, 2014.  The decrease in our total liabilities can be primarily attributed the decrease in the fair value of secured convertible promissory note derivative and warrant derivative liabilities

The Company is dependent upon outside financing to continue operations. It is management’s plans to raise necessary funds through a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise the necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully execute its business plan.

Future goals

The Caborca Properties have become our primary focus after our installation of a small placer recovery plant to conduct tests on prospective placer areas and determine the viability of the placer deposits while we conducted evaluations of the other Mexico properties. We have added additional equipment which will allow the continuation of mining operations of the placer deposits.

The Company has now scheduled the installation of a crushing/milling recovery plant for the high grade Julio quartz deposit as a result of the values of the assay analysis from the deposit which range from 0.250 to 5.5 ounces of gold per ton.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2014, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b).  We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls.  We expect to complete this review during 2015 to comply with the requirement of the SEC.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer,  who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 18, 2014, the Company issued 3,056,085 shares of common stock to satisfy obligations under share subscription agreements for $157,492 in cash, $78,238 in services and $5,570 for settlement of accounts payable included in share subscriptions payable.

On May 1, 2014, the Company issued 1,427,500 shares of common stock to satisfy obligations under share subscription agreements for $92,245 in services and $15,354 in equipment included in share subscriptions payable.

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

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on June 30, 2014. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees are capitalized in the consolidated balance sheet as deferred finance expense and are being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes.  As of June 30, 2014, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  Accrued interest of $5,320 is included in accounts payable and accrued liabilities.

On June 12, 2013, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC (“Typenex”), for the sale of an 8% Secured Convertible Promissory Notes (“Notes”). On June 12, 2013 the Company closed on the initial tranche and received $250,000 in cash. On August 8, 2013, the Company closed on the second tranche and received $125,000 in cash.  The Company did not pay the outstanding principal and interest due on July 12, 2014, the maturity date of the Notes, and the Notes went into default. On default, the Holders at their option may redeem the Notes in full or accelerate installments due on the Notes. The Holders may designate whether the installments are due in cash or discounted shares of common stock of the Company or a combination thereof. The default rate on the note is 22%.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Statements

Consolidated Balance Sheets at June 30, 2014 and March 31, 2014

Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013

Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013

Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Amended and Restated Bylaws dated December 30, 2005	3.3	10-SB	1/24/2007
Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Caborca Preliminary Report and First Stage Mapping	99.1			X

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema Document	101.SCH

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF

XBRL Taxonomy Extension Label Linkbase Document	101.LAB

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 19, 2014

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director