Form 10-Q
period 2014-09-30
Mexus Gold US
filed 2014-11-19
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 19, 2014, 272,361,088 shares of our common stock were issued and outstanding.

PART I
ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS
Cash	$ 530	$ -
Prepaid and other assets	94,913	81,747
Investment in marketable securities	89,272	150,114
TOTAL CURRENT ASSETS	184,715	231,861

FIXED ASSETS
Equipment, net of accumulated depreciation	1,376,223	1,567,165
TOTAL FIXED ASSETS	1,376,223	1,567,165

OTHER ASSETS
Deferred finance expense	23,525	3,503
Equipment under construction	85,522	107,522
Property costs	505,947	505,947
TOTAL OTHER ASSETS	614,994	616,972

TOTAL ASSETS	$ 2,175,932	$ 2,415,998

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$ -	$ 4,053
Accounts payable and accrued liabilities	126,867	75,006
Accounts payable - related party	64,941	45,966
Notes payable	391,476	351,502
Note payable - related party	205,572	179,159
Promissory notes	255,000	255,000
Secured convertible promissory note (net of unamortized debt discount $0 and $88,644, respectively)	232,870	282,861
Secured convertible promissory note derivative liability	415,769	954,410
Warrant derivative liability	242,872	920,927
TOTAL CURRENT LIABILITIES	1,935,367	3,068,884

TOTAL LIABILITIES	1,935,367	3,068,884

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, none issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
500,000,000 shares of common stock, $0.001 par value per share	-	-
Issued and outstanding
375,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2014)	375	375
268,689,675 shares of common stock (248,103,110 - March 31, 2014)	268,693	248,103
Additional paid-in capital	15,119,677	14,104,432
Share subscription payable	576,503	952,143
Accumulated deficit	(15,717,804)	(16,011,903)
Accumulated other comprehensive income (loss)	(6,879)	53,964
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	240,565	(652,886)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 2,175,932	$ 2,415,998

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Revenues	$ -	$ 72,099	$ 999	$ 181,416
Total revenues	-	72,099	999	181,416

Expenses
General and administrative	189,862	263,285	319,142	453,070
Exploration costs	80,889	172,910	124,651	502,679
Stock-based expense - consulting services	119,366	167,300	176,366	204,800
Loss on sale of equipment	-	8,840	4,672	8,840
Loss on settlement of debt	4,206	-	52,256	-
Total operating expenses	394,323	612,335	677,087	1,169,389

OTHER INCOME (EXPENSE)
Interest expense	(148,745)	(270,562)	(240,444)	(432,336)
Foreign exchange loss	98	(70,825)	(6,065)	(79,420)
Gain (loss) on derivative liabilities	92,663	(348,586)	1,216,696	(353,269)
	(55,984)	(689,973)	970,187	(865,025)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(450,307)	(1,230,209)	294,099	(1,852,998)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(515,577)	-	(1,064,041)

NET INCOME (LOSS)	$ (450,307)	$ (1,745,786)	$ 294,099	$ (2,917,039)

OTHER COMPREHENSIVE LOSS
Unrealized loss on marketable securities	(19,724)	-	(60,843)	-
	(19,724)	-	(60,843)	-

COMPREHENSIVE INCOME (LOSS)	$ (470,031)	$ (1,745,786)	$ 233,256	$ (2,917,039)

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS	$ (0.002)	$ (0.006)	$ 0.000	$ (0.009)
BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$ -	$ (0.002)	$ -	$ (0.004)
BASIC LOSS PER COMMON SHARE	$ (0.002)	$ (0.008)	$ 0.000	$ (0.013)
		`		`
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING- BASIC	257,538,138	220,275,617	255,670,944	217,441,270

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 294,099	$ (2,917,039)
Loss from discontinued operations	-	1,064,041
Net income (loss) from continuing operations	294,099	(1,852,998)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	167,270	177,160
Loss on sale of equipment	4,672	-
Loss on settlement of debt	52,256	8,840
Stock-based compensation - services	176,366	204,800
Interest expense	213,533	432,336
Impairment of equipment included in exploration costs	-	7,500
Bad debt expense - related party	-	247,509
Gain (loss) on derivatives	(1,216,696)	353,269
Changes in operating assets and liabilities:
Prepaid and other assets	(13,166)	3,964
Accounts payable and accrued liabilities, including related parties	70,836	50,015
NET CASH USED IN OPERTATING ACTIVITIES	(250,830)	(367,605)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(33,586)
Purchase of equipment under construction	-	(47,647)
Issuance of notes receivable	-	(247,509)
Proceeds from sale of equipment	41,000	7,800
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	41,000	(320,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(4,053)	5,945
Proceeds from issuance of notes payable	168,000	302,265
Payments on notes payable	-	(50,000)
Proceeds from issuance of convertible promissory notes	-	375,000
Advances from related party	61,741	156,974
Payment on advances from related party	(35,328)	(35,834)
Proceeds from issuance of common stock	20,000	893,537
NET CASH PROVIDED BY FINANCING ACTIVITIES	210,360	1,647,887
NET CASH USED IN OPERATING ACTIVITIES- DISCONTINUED OPERATIONS	-	(1,064,041)
INCREASE (DECREASE) IN CASH	530	(104,701)
CASH, BEGINNING OF PERIOD	-	104,701
LESS: CASH DISCONTINUED OPERATIONS END OF PERIOD	-	-
CASH, CONTINUING OPERATIONS AT THE END OF PERIOD	$ 530	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ 21,250
Taxes paid	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for accounts payable, including related party	$ -	$ 19,930
Shares issued for notes payable	$ 228,828	$ -
Shares issued and unissued for equipment purchase	$ -	$ 107,300
Shares issued for mineral property	$ -	$ 15,150
Reclassified prepaid to fixed assets	$ -	$ 16,296
Fixed asset reclassified to equipment under construction	$ -	$ 7,300

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
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

3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $15,717,804 at September 30, 2014. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In August 2014, the FASB ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, amending FASB Accounting Standards Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued.  ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter.  The Company is currently evaluating ASU 2014-15 and does not anticipate a material impact on its consolidated financial statements.

5.  ACCOUNTS PAYABLE – RELATED PARTIES

During the six months ended September 30, 2014 and 2013, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $22,800 and $22,800, respectively.  At September 30, 2014 and March 31, 2014, $64,941 and $45,966 for this obligation is outstanding, respectively.

6. NOTES PAYABLE

During the six months ended September 30, 2014, the Company received various cash advances totaling $39,000 from three investors. These advances are unsecured, earn interest at 10% per annum and are due within 90 days of issue. One-half of the cash advances received by the Company may be converted into shares of common stock of the Company, at the option of the holder, at either $0.03 per share or $0.04 per share depending on the date the cash advance was received. These notes are now in default. There is no default provisions stated in the notes.

During the six months ended September 30, 2014, the Company received various cash advances totaling $129,000 from ten investors. These advances are unsecured and are due within 90 days of issue. Upon receipt of the cash advance the Company paid each of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid within 90 days by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.025 per share to $0.400 per share.  At September 30, 2014 and March 31, 2014, deferred finance expense of $23,535 and $0, and debt discount of $23,535 and $0, respectively has been recorded on the consolidated balance sheet related to these cash advances.

Defaulted Senior Notes

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At September 30, 2014 and March 31, 2014, the balances on this note totalled $2,500 and $2,500, respectively.  At September 30, 2014 and March 31, 2014, accrued interest of $3,489 and $3,185 on this note have been included in accounts payable and accrued liabilities, respectively.

7. NOTES PAYABLE – RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  As of September 30, 2014 and March 31, 2014, notes payable due to Taurus Gold Inc. totalled $205,572 and $179,159, respectively.

8.  PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on September 30, 2014. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees are capitalized in the consolidated balance sheet as deferred finance expense and are being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. At September 30, 2014 and March 31, 2014, deferred finance expense of $0 and $3,503, respectively related to these promissory notes were recorded on the consolidated balance sheet.

As of September 30, 2014, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  Accrued interest of $20,909 is included in accounts payable and accrued liabilities.

9.  SECURED CONVERTIBLE PROMISSORY NOTES

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

	Six months Ended September 30,
	2014	2013
Cash advanced on closing of the initial tranche and second tranche	$ 375,000	$ -
Discounts on Note
Fair value of warrant derivative liability	(219,372)	-
Fair value of convertible promissory note liability	(75,218)	-
Loss on derivative liabilities	14,734	-
Conversion of principal and interest into shares of common stock	(234,227)	-
Amortization of discount on Note	371,953	-

	$ 232,870	$ -

Default of Secured Convertible Promissory Notes

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

10.  WARRANT DERIVATIVE LIABILITY

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

The Company’s warrant derivative liability has been measured at fair value at September 30, 2014 and March 31, 2014 using a binomial model. Since the Exercise Price contains an anti-dilution adjustment, the probability that the Exercise Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.015 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

	September 30, 2014	March 31, 2014
Closing share price	$0.0288	$0.08
Conversion price	$0.0150	$0.0225
Risk free rate	1.43%	1.32%
Expected volatility	102%	142%
Dividend yield	0%	0%
Expected life	44 months	50 months

The fair value of the warrant derivative liability is $242,872 at September 30, 2014. The decrease in the fair value of the conversion option derivative liability of $63,270 and $678,055 has been recorded as a gain in the consolidated statements of operations for the three and six months ended September 30, 2014, respectively.

11. CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

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

The Company’s convertible promissory note derivative liability has been measured at fair value at June 12, 2013 and March 31, 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.015 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

	September 30, 2014	March 31, 2014
Closing share price	$0.0288	$0.08
Conversion price	$0.0150	$0.0225
Risk free rate	0.03%	0.10%
Expected volatility	111%	105%
Dividend yield	0%	0%
Expected life	6 months	4 month

The fair value of the conversion option derivative liability is $415,769 at September 30, 2014. The decrease in the fair value of the conversion option derivative liability of $29,393 and $538,641 is recorded as a gain in the unaudited consolidated statements of operations for the three and six months ended September 30, 2014, respectively.

12.  CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of September 30, 2014, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

13.  STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2014 and March 31, 2014:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 375,000 shares issued and outstanding at September 30, 2014 and March 31, 2014.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 268,689,675 and 248,103,110 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On July 16, 2014, the Company issued 1,103,370 shares of common stock to satisfy obligations under share subscription agreements for $12,100 in services and $39,503 in cash receipt in prior periods included in share subscriptions payable.

On July 31, 2014, the Company issued 467,144 shares of common stock valued at $19,153 ($0.041 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $7,996 and loss on settlement of debt of $11,157.

On August 20, 2014, the Company issued 1,064,237 shares of common stock valued at $42,569 ($0.040 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $18,009 and loss on settlement of debt of $24,560.

On August 25, 2014, the Company issued 4,800,105 shares of common stock to satisfy obligations under share subscription agreements for $227,505 in settlement of notes payable and $10,001 in cash included in share subscriptions payable.

On September 9, 2014, the Company issued 2,444,235 shares of common stock to satisfy obligations under share subscription agreements for $45,000 in finance expense and $27,000 in services included in share subscriptions payable.

On August 20, 2014, the Company issued 1,268,520 shares of common stock valued at $38,056 ($0.030 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $25,000 and loss on settlement of debt of $13,056.

On September 25, 2014, the Company issued 2,640,000 shares of common stock to satisfy obligations under share subscription agreements for $16,000 in finance expense and $98,500 in services included in share subscriptions payable.

Common Stock Payable

During the six months ended September 30, 2014, the Company issued subscriptions payable for 1,100,000 shares of common stock for services valued at $20,000 ($0.0182 per share).

During the six months ended September 30, 2014, the Company issued subscriptions payable for 3,683,545 shares of common stock for services valued at $176,366 ($0.0480 per share).

During the six months ended September 30, 2014, the Company issued subscriptions payable for 2,375,020 shares of common stock for settlement of notes payable valued at $87,000 ($0.0366 per share).

During the six months ended September 30, 2014, the Company issued subscriptions payable for 5,771,865 shares of common stock for finance expense valued at $148,000 ($0.0256 per share).

14.  SUBSEQUENT EVENTS

On October 21, 2014, the Company issued 1,966,666 shares of common stock to satisfy obligations under share subscription agreements for $25,000 in cash and $25,000 in finance costs included in share subscriptions payable.

On October 21, 2014, the Company issued 500,000 shares of common stock for services valued at $16,500 ($0.0330 per share).

On October 31, 2014, the Company issued 1,204,747 shares of common stock valued at $39,757 ($0.0330 per share) to Typenex Co-Investment, LLC for conversion of principal and interest.

During the period from October 1, 2014 to November 7, 2014, the Company issued subscriptions payable for 3,624,239 shares of common stock for cash of $42,000 ($0.0116 per share). As of the date of this report shares have not yet been issued.

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in our Form 10-K filed with the SEC on July 15, 2014.

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

[Please see Exhibit 99.1]
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
2,040

1:20,000

MEXUS GOLD MINING S.A DE C.V.
OCHO HERMANOS - LOS LAURELES CONCESSIONS
NAD 27

FIGURE 3 - OCHO HERMANOS
PROJECT AREA CLAIM MAP

Mexus did not perform any systematic sampling or any systematic drilling and because of this did not set up a formal QA/QC program.  All of the samples were submitted to Certified Laboratories (ALS - Chemex in Hermosillo or American Assay in Reno, Nevada) which insert their own QA/QC samples/duplicates.  Also the laboratories run duplicates and blanks from each batch fired.   The sequence of events so far are the following:

Mexus found a previously mined area with interesting values – Ocho Hermanos Mexus began to submit characterization samples to the above noted assay laboratories, in order to determine the range of Au - Ag values present Mexus then began an investigation into recovery options by using material taken from the areas with the better values.

The above work was completed before any systematic exploration was done because if no recovery method could be found relatively quickly, the project would move more slowly because of the lead time involved, Mexus began work on an Environmental Impact Statement for the likely operational area (a total of 4 hectares to begin).  In order to complete the EIS, figures for estimated tonnages were submitted to cover the hoped for volume.  To date, no suitable recovery method was found due primarily to the partial oxidation of the principally sulfide deposit.  The Environmental Permits run for 35 years so there is time for further investigation

The main geologic feature of this project area is an apparent “manto” sulfide zone composed primarily of galena with some pyrite, arsenopyrite and possibly phyrrotite. Above this zone there is an oxide zone composed of iron and lead oxides. The sulfides themselves are partially oxidized.  Reconnaissance and characterization samples taken indicated sporadically high gold and silver values.  The deposit occurs in shallow water sediments (principally quartzites, with some limestone and shales) and can be best characterized as a skarn type deposit due to the presence of intrusive rocks within 1 kilometer.

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

No known contamination from past mining activities was found or is known to locals.  The historic workings consisted of a few shallow adits and pits.  In the course of obtaining the Environmental Permission the permit stipulated that properly lined ponds etc. must be used to prevent any potential surface or ground water contamination from any proposed activities.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three month periods ended September 30, 2014 and 2013. All amounts herein are in U.S. dollars.

Three Months Ended September 30, 2014 compared with the Three Months Ended September 30, 2013

We had a net loss during the three months ended September 30, 2014 of $450,307 compared to a net loss of $1,745,786 during the same period in 2013.  The decrease in net loss is attributable to the decrease in (i) Exploration Costs – a $92,021 decrease in exploration costs primarily attributable to the Joint Venture Agreement entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on November 1, 2012. Mexus US Gold’s interest in the Joint Venture Agreement was sold in the fourth quarter of fiscal 2014 and reported as discontinued operations in the consolidated financial statements. (ii) Gain on derivative liabilities – a $441,249 increase primarily due to a decrease in the share price of common stock of the Company and the decreased expected life of conversion options and warrants.

Revenue

For the three months ended September 30, 2014, we had revenues of $0 compared to $72,099 for the three months ended September 30, 2013.  The decrease in revenue was due to discontinued operations related to the Joint Venture Agreement.

Operating Expenses

Total operating expenses decreased to $394,323 during three months ended September 30, 2014, compared to $612,335 for the three months ended September 30, 2013.  The decrease in operating expenses was due to a reduction in mining operations through the exploration activities of our properties and general administrative expenses.

Other Income (Expense)

We reported $55,984 of other expenses during the three months ended September 30, 2014 compared to $689,973 other expenses during the same period in 2013.

The decrease in other expense is mainly attributable to:

(a) Decrease in interest expense. The decrease in interest expense is due to a decrease in the amortization of deferred finance costs.

(b) The fair value of the secured convertible promissory note derivative and warrant derivative liabilities is $658,641 at September 30, 2014. The decrease in the fair value of the derivative liabilities of $92,663 is recorded as a gain in the unaudited consolidated statement of operations for the three months ended September 30, 2014.

Six months Ended September 30, 2014 compared with the Six months Ended September 30, 2013

We had a net income during the six months ended September 30, 2014 of $294,099 compared to a net loss of $2,785,932 during the same period in 2013.  The increase in net income is attributable to the decrease in (i) Exploration Costs – a $378,028 decrease in exploration costs primarily attributable to the Joint Venture Agreement entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on November 1, 2012. Mexus US Gold’s interest in the Joint Venture Agreement was sold in the fourth quarter of fiscal 2014 and reported as discontinued operations in the consolidated financial statements. (ii) Gain on derivative liabilities – a $1,569,965 increase primarily due to a decrease in the share price of common stock of the Company and the decreased expected life of conversion options and warrants.

Revenue

For the six months ended September 30, 2014, we had revenues of $999 compared to $181,416 for the six months ended September 30, 2013.  The decrease in revenue was due to discontinued operations related to the Joint Venture Agreement.

Operating Expenses

Total operating expenses decreased to $677, 087 during six months ended September 30, 2014, compared to $1,169,389 for the six months ended September 30, 2013.  The decrease in operating expenses was due to a reduction in mining operations through the exploration activities of our properties and general administrative expenses.

Other Income (Expense)

We reported $970,187 of other income during the six months ended September 30, 2014 compared to $865,025 other expenses during the same period in 2013.

The increase in other income is mainly attributable to:

(a) Decrease in interest expense. The decrease in interest expense is due to a decrease in the amortization of deferred finance costs.

(b) The fair value of the secured convertible promissory note derivative and warrant derivative liabilities is $658,641 at September 30, 2014. The decrease in the fair value of the derivative liabilities of 1,216,696 is recorded as a gain in the unaudited consolidated statement of operations for the six months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2014, we had cash of $530 compared to $0 at March 31, 2014.

Our equipment decreased to $1,376,223 at September 30, 2014, compared to $1,567,165 at March 31, 2014. The decrease in equipment is largely due to depreciation expense of $167,270 during the six months ended September 30, 2014.

Our mineral properties had no change during the six month period.

Equipment under construction decreased to $85,522 at September 30, 2014, compared to $107,522 at March 31, 2014. The decrease in equipment under construction was due to sale of equipment during the six months ended September 30, 2014.

Total assets decreased to $2,175,932 at September 30, 2014, compared to $2,415,998 at March 31, 2014.  The majority of the decrease in assets relates to the decrease in the fair value of marketable securities and depreciation of equipment.

Our total liabilities decreased to $1,935,367 at September 30, 2014, compared to $3,068,884 as of March 31, 2014.  The decrease in our total liabilities can be primarily attributed the decrease in the fair value of secured convertible promissory note derivative and warrant derivative liabilities

The Company is dependent upon outside financing to continue operations. It is management’s plans to raise necessary funds through a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise the necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully execute its business plan.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2014, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2014, the Company issued 1,103,370 shares of common stock to satisfy obligations under share subscription agreements for $12,100 in services and $39,503 in cash receipt in prior periods included in share subscriptions payable.

On July 31, 2014, the Company issued 467,144 shares of common stock valued at $19,153 ($0.041 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $7,996 and loss on settlement of debt of $11,157.

On August 20, 2014, the Company issued 1,064,237 shares of common stock valued at $42,569 ($0.040 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $18,009 and loss on settlement of debt of $24,560.

On August 25, 2014, the Company issued 4,800,105 shares of common stock to satisfy obligations under share subscription agreements for $227,505 in settlement of notes payable and $10,001 in cash included in share subscriptions payable.

On September 9, 2014, the Company issued 2,444,235 shares of common stock to satisfy obligations under share subscription agreements for $45,000 in finance expense and $27,000 in services included in share subscriptions payable.

On August 20, 2014, the Company issued 1,268,520 shares of common stock valued at $38,056 ($0.030 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $25,000 and loss on settlement of debt of $13,056.

On September 25, 2014, the Company issued 2,640,000 shares of common stock to satisfy obligations under share subscription agreements for $16,000 in finance expense and $98,500 in services included in share subscriptions payable.

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

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on September 30, 2014. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees are capitalized in the consolidated balance sheet as deferred finance expense and are being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes.  As of September 30, 2014, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  Accrued interest of $5,320 is included in accounts payable and accrued liabilities.

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

Between April 14, 2014 and June 9, 2014, the Company received various cash advances totaling $39,000 from three investors. These advances are unsecured, earn interest at 10% per annum and are due within 90 days of issue. One-half of the cash advances received by the Company may be converted into shares of common stock of the Company, at the option of the holder, at either $0.03 per share or $0.04 per share depending on the date the cash advance was received. These notes are now in default. There is no default provisions stated in the notes.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Consolidated Balance Sheets at September 30, 2014 and March 31, 2014

Consolidated Statements of Operations for the three and six months ended September 30, 2014 and 2013

Consolidated Statements of Cash Flows for the three and six months ended September 30, 2014 and 2013

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

November 19, 2014

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director