Form 10-Q
period 2014-12-31
Mexus Gold US
filed 2015-02-20
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 14, 2015, 291,408,256 shares of our common stock were issued and outstanding.

PART I
ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
CURRENT ASSETS
Cash	$ 37,991	$ -
Prepaid and other assets	91,633	81,747
Investment in marketable securities	-	150,114
TOTAL CURRENT ASSETS	129,624	231,861

FIXED ASSETS
Equipment, net of accumulated depreciation	1,294,520	1,567,165
TOTAL FIXED ASSETS	1,294,520	1,567,165

OTHER ASSETS
Deferred finance expense	-	3,503
Equipment under construction	85,556	107,522
Property costs	505,947	505,947
TOTAL OTHER ASSETS	591,503	616,972

TOTAL ASSETS	$ 2,015,647	$ 2,415,998

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$ -	$ 4,053
Accounts payable and accrued liabilities	167,839	75,006
Accounts payable - related party	75,198	45,966
Notes payable (net amortized debt discount of $12,590 and $0, respectively)	459,311	351,502
Note payable - related party	198,892	179,159
Promissory notes	255,000	255,000
Secured convertible promissory note (net of unamortized debt discount $0 and $88,644, respectively)	190,759	282,861
Secured convertible promissory note derivative liability	285,082	954,410
Warrant derivative liability	555,538	920,927
TOTAL CURRENT LIABILITIES	2,187,619	3,068,884

TOTAL LIABILITIES	2,187,619	3,068,884

SHAREHOLDERS' DEFICIT
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, none issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
500,000,000 shares of common stock, $0.001 par value per share	-	-
Issued and outstanding
375,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2014)	375	375
276,840,567 shares of common stock (248,103,110 - March 31, 2014)	276,845	248,103
Additional paid-in capital	15,397,856	14,104,432
Share subscription payable	628,933	952,143
Accumulated deficit	(16,475,981)	(16,011,903)
Accumulated other comprehensive income	-	53,964
TOTAL SHAREHOLDERS' DEFICIT	(171,972)	(652,886)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 2,015,647	$ 2,415,998

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
REVENUES
Revenues	$ -	$ 7,258	$ 936	$ 188,674
Total revenues	-	7,258	936	188,674

Expenses
General and administrative	201,764	212,487	520,843	665,557
Bad debt expense - related party	-	(4,318)	-	-
Exploration costs	70,462	55,611	195,113	558,290
Stock-based expense - consulting services	99,242	97,640	275,608	302,440
Impairment of marketable securities	96,150	-	96,150	-
Loss on sale of equipment	-	-	4,672	-
Loss on settlement of debt	89,270	-	141,526	8,840
Total operating expenses	556,888	361,420	1,233,912	1,535,127

OTHER INCOME (EXPENSE)
Other income	122,802	-	122,802	-
Interest expense	(137,075)	(268,744)	(377,119)	(701,080)
Foreign exchange loss	(5,340)	708	(11,502)	(74,394)
Gain (loss) on derivative liabilities	(181,979)	(95,723)	1,034,717	(448,992)
	(201,592)	(363,759)	768,898	(1,224,466)

NET LOSS FROM CONTINUING OPERATIONS	(758,480)	(717,921)	(464,078)	(2,570,919)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(350,104)	-	582,830

NET LOSS	$ (758,480)	$ (367,817)	$ (464,078)	$ (3,153,749)

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS	$ (0.003)	$ (0.003)	$ (0.002)	$ (0.012)
BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$ -	$ (0.002)	$ -	$ 0.003
BASIC LOSS PER COMMON SHARE	$ (0.003)	$ (0.005)	$ (0.002)	$ (0.009)
		`		`
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING- BASIC	272,591,940	226,375,272	261,681,634	220,430,103

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (464,078)	$ (3,153,749)
Loss from discontinued operations	-	582,830
Net loss from continuing operations	(464,078)	(2,570,919)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	248,973	271,355
Loss on sale of equipment	4,672	-
Loss on settlement of debt	141,526	8,840
Stock-based compensation - services	275,608	302,440
Interest expense	282,032	701,080
Impairment of equipment included in exploration costs	-	7,500
Impairment of marketable securities	96,150	-
Bad debt expense - related party	-	247,509
Gain (loss) on derivatives	(1,034,717)	448,992
Changes in operating assets and liabilities:
Prepaid and other assets	(9,886)	(78,845)
Accounts payable and accrued liabilities, including related parties	122,065	83,781
NET CASH USED IN OPERTATING ACTIVITIES	(337,655)	(578,267)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(33,658)
Purchase of equipment under construction	(34)	(47,647)
Payment of mineral properties leases	-	(100,953)
Issuance of notes receivable	-	(247,509)
Proceeds from sale of equipment	41,000	7,800
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	40,966	(421,967)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(4,053)	6,178
Proceeds from issuance of notes payable	228,400	527,928
Payments on notes payable	-	(50,000)
Proceeds from issuance of convertible promissory notes	-	375,000
Advances from related party	65,743	156,620
Payment on advances from related party	(46,010)	(38,768)
Proceeds from issuance of common stock	90,600	1,288,978
NET CASH PROVIDED BY FINANCING ACTIVITIES	334,680	2,265,936
NET CASH USED IN OPERATING ACTIVITIES- DISCONTINUED OPERATIONS	-	(1,370,073)
INCREASE (DECREASE) IN CASH	37,991	(104,371)
CASH, BEGINNING OF PERIOD	-	104,371
CASH, CONTINUING OPERATIONS AT THE END OF PERIOD	$ 37,991	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ 43,749	$ -
Taxes paid	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for accounts payable, including related party	$ -	$ 63,930
Shares issued for notes payable	$ 363,948	$ -
Shares issued and unissued for equipment purchase	$ -	$ 107,300
Shares issued for mineral property	$ -	$ 15,150
Reclassified prepaid to fixed assets	$ -	$ 16,296
Fixed asset reclassified to equipment under construction	$ -	$ 7,300

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014
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

On March 24, 2014, the Company resigned as the operator of the Joint Venture with Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. and sold 50 shares of the minimum fixed capital stock of Mexus Enterprises S.A. de C.V. to First Pursuit Silver de Mexico S. de R.L. de C.V. for the following consideration: Assumption of $468,000 of accounts payable; Payment of $100,000 and $100,000 on July 2014 and July 2015, respectively, on behalf of the Company to Minerales de Tarchi S. de R.L. de C.V. for lease payments under an exploration agreement; 1,660,000 shares of common stock of Silver Pursuit Resources Limited; and $4,000,000 due on or before March 24, 2015. The Company could recover its 50% interest sold should the purchaser not fulfill the terms of the sale. As of December 31, 2014 the Company has not been successful in obtaining the shares we were to receive, accordingly we have recorded an impairment of $96,150 to fully impaired the value of the investment as it is uncertain if the Company will be able to obtain such shares.
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $16,475,981 at December 31, 2014. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

During the nine months ended December 31, 2014 and 2013, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $34,200 and $34,200, respectively.  At December 31, 2014 and March 31, 2014, $75,198 and $45,966 for this obligation is outstanding, respectively.

6.	NOTES PAYABLE

During the nine months ended December 31, 2014, the Company received various cash advances totaling $39,000 from three investors. These advances are unsecured, earn interest at 10% per annum and are due within 90 days of issue. One-half of the cash advances received by the Company may be converted into shares of common stock of the Company, at the option of the holder, at either $0.03 per share or $0.04 per share depending on the date the cash advance was received. These notes are now in default. There is no default provisions stated in the notes.

During the nine months ended December 31, 2014, the Company received various cash advances totaling $189,400 from sixteen investors. These advances are unsecured and are due within 90 days of issue. Upon receipt of the cash advance the Company paid each of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid within 90 days by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.011 per share to $0.040 per share.  At December 31, 2014 and March 31, 2014, debt discount of $17,178 and $0, respectively has been recorded on the consolidated balance sheet related to these cash advances. At December 31, 2014, $103,500 of these notes were in default. There is no default provisions stated in the notes.  Of the $189,400 proceeds received, $30,000 plus interest of $5,000 is required to be repaid upon the sale of specified equipment.

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At December 31, 2014 and March 31, 2014, the balances on this note totalled $2,500 and $2,500, respectively.  At December 31, 2014 and March 31, 2014, accrued interest of $3,489 and $3,185 on this note have been included in accounts payable and accrued liabilities, respectively.

7.	NOTES PAYABLE – RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  As of December 31, 2014 and March 31, 2014, notes payable due to Taurus Gold Inc. totalled $198,892 and $179,159, respectively.

8.	PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2014. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees are capitalized in the consolidated balance sheet as deferred finance expense and are being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. At December 31, 2014 and March 31, 2014, deferred finance expense of $0 and $3,503, respectively related to these promissory notes were recorded on the consolidated balance sheet.

As of December 31, 2014, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  Accrued interest of $39,719 is included in accounts payable and accrued liabilities.

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

	Nine months Ended December 31,
	2014	2013
Cash advanced on closing of the initial tranche and second tranche	$ 375,000	$ -
Discounts on Note
Fair value of warrant derivative liability	(219,372)	-
Fair value of convertible promissory note liability	(75,218)	-
Loss on derivative liabilities	14,734	-
Conversion of principal and interest into shares of common stock	(276,338)	-
Amortization of discount on Note	371,953	-

	$ 190,759	$ -

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

The Company’s warrant derivative liability has been measured at fair value at December 31, 2014 and March 31, 2014 using a binomial model. Since the Exercise Price contains an anti-dilution adjustment, the probability that the Exercise Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.015 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

	December 31, 2014	March 31, 2014
Closing share price	$0.0265	$0.08
Conversion price	$0.0110	$0.0225
Risk free rate	1.38%	1.32%
Expected volatility	115%	142%
Dividend yield	0%	0%
Expected life	41 months	50 months

The fair value of the warrant derivative liability is $555,538 at December 31, 2014. The increase (decrease) in the fair value of the conversion option derivative liability of $312,666 and $(365,389) has been recorded as a (gain) loss in the consolidated statements of operations for the three and nine months ended December 31, 2014, respectively.

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

The inputs into the binomial model are as follows:

	December 31, 2014	March 31, 2014
Closing share price	$0.025	$0.08
Conversion price	$0.011	$0.0225
Risk free rate	0.12%	0.10%
Expected volatility	163%	105%
Dividend yield	0%	0%
Expected life	6 months	4 month

The fair value of the conversion option derivative liability is $285,082 at December 31, 2014. The increase (decrease) in the fair value of the conversion option derivative liability of $(130,687) and $(669,328) is recorded as a (gain) loss in the unaudited consolidated statements of operations for the three and nine months ended December 31, 2014, respectively.

12.	CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of December 31, 2014, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

13.	STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2014 and March 31, 2014:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 375,000 shares issued and outstanding at December 31, 2014 and March 31, 2014.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 276,840,567 and 248,103,110 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On September 17, 2014, the Company issued 1,268,520 shares of common stock valued at $38,056 ($0.030 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $19,690 and loss on settlement of debt of $18,366.

On September 25, 2014, the Company issued 2,640,000 shares of common stock to satisfy obligations under share subscription agreements for $16,000 in finance expense and $98,500 in services included in share subscriptions payable.

On October 21, 2014, the Company issued 2.466,666 shares of common stock to satisfy obligations under share subscription agreements for $50,000 in finance expense and $18,750 in services included in share subscriptions payable.

On October 30, 2014, the Company issued 783,333 shares of common stock valued at $39,034 ($0.0324 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $17,510 and loss on settlement of debt of $21,524.

On November 26, 2014, the Company issued 1,204,747 shares of common stock to satisfy obligations under share subscription agreements for $15,000 in finance expense and $11,250 in services included in share subscriptions payable.

On December 4, 2014, the Company issued 2,408,146 shares of common stock valued at $96,085 ($0.0399 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $35,000 and loss on settlement of debt of $61,085.

On December 18, 2014, the Company issued 1,288,000 shares of common stock to satisfy obligations under share subscription agreements for $30,912 in services included in share subscriptions payable.

Common Stock Payable

During the nine months ended December 31, 2014, the Company issued subscriptions payable for 7,052,725 shares of common stock for cash at $90,600 ($0.0128 per share).

During the nine months ended December 31, 2014, the Company issued subscriptions payable for 7,159,695 shares of common stock for services valued at $275,608 ($0.0380 per share).

During the nine months ended December 31, 2014, the Company issued subscriptions payable for 3,302,595 shares of common stock for settlement of notes payable valued at $95,500 ($0.0315 per share).

During the nine months ended December 31, 2014, the Company issued subscriptions payable for 5,771,865 shares of common stock for finance expense valued at $148,000 ($0.0256 per share).

14. SUBSEQUENT EVENTS

On January 16, 2015 the Company issued 1,881,721 shares of common stock to satisfy obligations under share subscription agreements for $53,946 in services included in share subscriptions payable.

On January 21, 2015 the Company issued 3,843,138 shares of common stock to satisfy obligations under share subscription agreements for $43,529 in settlement of accounts payable, $15,000 in finance costs and $26,500 in cash receipts included in share subscriptions payable.

On January 27, 2015 the Company issued 3,552,726 shares of common stock to satisfy obligations under share subscription agreements for $8,000 in cash and $42,000 in settlement of notes payable included in share subscriptions payable.

On January 28, 2015 the Company issued 244,000 shares of common stock to satisfy obligations under share subscription agreements for $7,800 in services included in share subscriptions payable.

On January 28, 2014, the Company issued 2,752,167 shares of common stock valued at $82,290 ($0.0299 per share) to Typenex Co-Investment, LLC for conversion of principal and interest.

On January 30, 2015 the Company issued 2,293,937 shares of common stock to satisfy obligations under share subscription agreements for $1,500 in equipment and $30,500 in settlement of notes payable included in share subscriptions payable.

During the period from January 1, 2015 to February 9, 2015, the Company issued subscriptions payable for 7,930,858 shares of common stock for cash of $21,500 ($0.011 per share), for services of $37,300 ($.0293 per share), for settlement of notes of $50,000 ($0.0142 per share) and settlement of accounts payable of $43,529 ($0.037 per share). As of the date of this report shares have not yet been issued.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and nine month periods ended December 31, 2014 and 2013. All amounts herein are in U.S. dollars.

Three Months Ended December 31, 2014 compared with the Three Months Ended December 31, 2013

We had a net loss during the three months ended December 31, 2014 of $763,152 compared to a net loss of $367,817 during the same period in 2013.  The increase in net loss is attributable to the decrease in (i) Impairment of marketable securities of $96,150 (ii) Loss on settlement of debt of $89,270 (iii) Loss on derivative liabilities – a $86,256 increase from the comparative period primarily due to a decrease in the share price of common stock of the Company, the decreased expected life of conversion options and warrants and a decrease in the conversion and exercise price of convertible bonds and warrants due to an anti-dilution clauses.

Revenue

For the three months ended December 31, 2014, we had revenues of $0 compared to $7,258 for the three months ended December 31, 2013.  The decrease is due to reduced placer gold mining operations in México.

Operating Expenses

Total operating expenses increased to $561,560 during three months ended December 31, 2014, compared to $361,420 for the three months ended December 31, 2013.  The increase in operating expenses was primarily due to an impairment loss of marketable securities and loss on settlement of debt.

Other Income (Expense)

We reported $201,592 of other expenses during the three months ended December 31, 2014 compared to $363,759 other expenses during the same period in 2013.

The decrease in other income (expense) is mainly attributable to:

(a)  Increase in other income.  The increase is due to the recover of sales taxes in Mexico.

(b) Decrease in interest expense. The decrease in interest expense is due to a decrease in the amortization of deferred finance costs.

(c) The fair value of the secured convertible promissory note derivative and warrant derivative liabilities is $840,620 at December 31, 2014. The increase in the fair value of the derivative liabilities of $181,979 is recorded as a loss in the unaudited consolidated statement of operations for the three months ended December 31, 2014.

      Nine months Ended December 31, 2014 compared with the Nine months Ended December 31, 2013

We had a net loss during the nine months ended December 31, 2014 of $464,078 compared to a net loss of $3,153,749 during the same period in 2013.  The decrease in net loss  is attributable to the decrease in (i) Exploration Costs – a $363,177 decrease in exploration costs primarily attributable to the Joint Venture Agreement entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on November 1, 2012. Mexus US Gold’s interest in the Joint Venture Agreement was sold in the fourth quarter of fiscal 2014 and reported as discontinued operations in the unaudited consolidated financial statements. (ii) Gain on derivative liabilities – a $1,483,709  increase primarily due to a decrease in the share price of common stock of the Company, the decreased expected life of conversion options and warrants and a decrease in the conversion and exercise price of convertible bonds and warrants due to an anti-dilution clauses.

Revenue

For the nine months ended December 31, 2014, we had revenues of $936 compared to $188,674 for the nine months ended December 31, 2013.  The decrease is due to reduced placer gold mining operations in México.

Operating Expenses

Total operating expenses decreased to $1,233,912 during nine months ended December 31, 2014, compared to $1,535,127 for the nine months ended December 31, 2013.  The decrease in operating expenses was due to a reduction in mining operations through the exploration activities of our properties and general administrative expenses.

Other Income (Expense)

We reported $768,898 of other income during the nine months ended December 31, 2014 compared to $1,224,466 of other expenses during the same period in 2013.

The increase in other income (expense) is mainly attributable to:

(a) Increase in other income. The increase is due to the recover of sales taxes in Mexico

(b) Decrease in interest expense. The decrease in interest expense is due to a decrease in the amortization of deferred finance costs.

(c) The fair value of the secured convertible promissory note derivative and warrant derivative liabilities is $840,620 at December 31, 2014. The decrease in the fair value of the derivative liabilities of 1,034,717 is recorded as a gain in the unaudited consolidated statement of operations for the nine months ended December 31, 2014.

Liquidity and Capital Resources

At December 31, 2014, we had cash of $37,991 compared to $0 at March 31, 2014.

Our equipment decreased to $1,294,520 at December 31, 2014, compared to $1,567,165 at March 31, 2014. The decrease in equipment is largely due to depreciation expense of $248,973 during the nine months ended December 31, 2014.

Our mineral properties had no change during the nine month period.

Equipment under construction decreased to $85,556 at December 31, 2014, compared to $107,522 at March 31, 2014. The decrease in equipment under construction was due to sale of equipment during the nine months ended December 31, 2014.

Total assets decreased to $2,015,647 at December 31, 2014, compared to $2,415,998 at March 31, 2014.  The majority of the decrease in assets relates to the decrease in the fair value of marketable securities and depreciation of equipment.

Our total liabilities decreased to $2,187,619 at December 31, 2014, compared to $3,068,884 as of March 31, 2014.  The decrease in our total liabilities can be primarily attributed the decrease in the fair value of secured convertible promissory note derivative and warrant derivative liabilities

The Company is dependent upon outside financing to continue operations. It is management’s plans to raise necessary funds through a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise the necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully execute its business plan.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 21, 2014, the Company issued 2.466,666 shares of common stock to satisfy obligations under share subscription agreements for $50,000 in finance expense and $18,750 in services included in share subscriptions payable.

On October 30, 2014, the Company issued 783,000 shares of common stock valued at $39,034 ($0.0324 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $17,510 and loss on settlement of debt of $21,524.

On November 26, 2014, the Company issued 1,204,747 shares of common stock to satisfy obligations under share subscription agreements for $15,000 in finance expense and $11,250 in services included in share subscriptions payable.

On December 4, 2014, the Company issued 2,408,146 shares of common stock valued at $96,085 ($0.0399 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $35,000 and loss on settlement of debt of $61,085.

On December 18, 2014, the Company issued 1,288,000 shares of common stock to satisfy obligations under share subscription agreements for $30,912 in services included in share subscriptions payable.

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

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2014. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees are capitalized in the consolidated balance sheet as deferred finance expense and are being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes.  As of December 31, 2014, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  Accrued interest of $39,719 is included in accounts payable and accrued liabilities.

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

During the nine months ended December 31, 2014, the Company received various cash advances totaling $189,400 from sixteen investors. These advances are unsecured and are due within 90 days of issue. Upon receipt of the cash advance the Company paid each of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid within 90 days by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.011 per share to $0.400 per share.  At December 31, 2014 and March 31, 2014, debt discount of $12,590 and $0, respectively has been recorded on the consolidated balance sheet related to these cash advances. At December 31, 2014, $103,500 of these notes were in default. There is no default provisions stated in the notes.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Consolidated Balance Sheets at December 31, 2014 and March 31, 2014

Consolidated Statements of Operations for the three and nine months ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the three and nine months ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Amended and Restated Bylaws dated December 30, 2005	3.3	10-SB	1/24/2007
Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X
				X
Santa Lena Report	99.1

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema Document	101.SCH

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF

XBRL Taxonomy Extension Label Linkbase Document	101.LAB

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2015

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director