Form 10-K
period 2015-03-31
Mexus Gold US
filed 2015-07-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 29, 2015, based upon the $0.05 per share closing price for our common stock on the OTC Bulletin Board was approximately $9,285,498

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 30, 2015, there were 332,974,887 shares of our common stock were issued and outstanding.

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

Cable Salvage Operation

The Company completed the first phase of its Cable Recovery Project in Alaskan waters. The cable which was recovered was smaller diameter cable which was excellent for testing the recovery equipment and vessels.  The Company evaluated the project and plans to conduct exploration activities in an attempt to identify larger cable. Should those activities identify any cable suitable for salvage operations, the Company would determine the proper title and ownership of the cable and once such title is determined act accordingly as to whether or not a recovery operation is warranted.

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
2,040

1:20,000

MEXUS GOLD MINING S.A DE C.V.
OCHO HERMANOS - LOS LAURELES CONCESSIONS
NAD 27

FIGURE 3 - OCHO HERMANOS
PROJECT AREA CLAIM MAP

We did not perform any systematic sampling or any systematic drilling and because of this did not set up a formal QA/QC program.  All of the samples were submitted to Certified Laboratories (ALS - Chemex in Hermosillo or American Assay in Reno, Nevada) which insert their own QA/QC samples/duplicates.  Also the laboratories run duplicates and blanks from each batch fired.   The sequence of events so far are the following:

We located a previously mined area with interesting values – Ocho Hermanos Mexus began to submit characterization samples to the above noted assay laboratories, in order to determine the range of Au - Ag values present Mexus then began an investigation into recovery options by using material taken from the areas with the better values.

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

El Scorpion Project Area

This area has several shear zones and veins which show copper and gold mineralization. Recent assays of an 84’ drill hole shows 1.750% per ton to .750% per ton of copper and 3.971 grams per ton to 0.072 grams per ton of gold. Another assay of rock sample from the area shows greater than 4.690% per ton copper. This land form distribution appears to be synonymous to the ideal porphyry deposit at Baja La Alumbrera, Argentina.

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

We have completed the first phase of its Cable Recovery Project in Alaskan waters. The cable which was recovered was smaller diameter cable which was excellent for testing the recovery equipment and vessels.  Following our evaluation, we plan to conduct additional exploration activities in an attempt to identify larger cable. Should those activities identify any cable suitable for salvage operations, the Company would determine the proper title and ownership of the cable and once such title is determined, act accordingly as to whether or not a recovery operation is warranted.

Employees

We have no employees at this time in the United States. In Mexico we currently have seven employees carrying out administrative and security duties. Consultants with specific skills are utilized to assist with various aspects of the requirements of activities such as project evaluation, property management, due diligence, acquisition initiatives, corporate governance and property management.  If we complete our planned activation of the Nichols Property Exploration and Drilling Program, Cable Salvage Operations and operations of the Mexican mining properties, our total workforce will be approximately 30 persons.  Mr. Paul D. Thompson is our sole officer and director.

Competition

We compete with other mining companies in connection with the acquisition of gold properties. There is competition for the limited number of gold acquisition opportunities, some of which is with companies having substantially greater financial resources than Mexus Gold US. As a result, Mexus Gold US may have difficulty acquiring attractive gold projects at reasonable prices.

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

While the Company, as of March 31, 2015, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item number.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties

Real Property

At present, we do not own any property.  Our business office is located at 13601 East River Road, Sacramento, CA 95690, in a leased facility where we have local access to all commercial freight systems. The current retail facility is approximately 5,000 square feet of building and one acre of concrete padded yard. This facility contains our administrative and sales as well as our manufacturing facility.  The current lease runs until May 31, 2015, for rent of $3,500 per month. Starting June 1, 2015 the lease is month to month. The Company is currently in negotiations to renew the lease.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings responsive to this Item number.

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

	High $	Low $

For the Fiscal Year Ended March 31, 2015

Fourth Quarter ended March 31, 2015	0.04	0.019
Third Quarter ended December 31, 2014	0.04	0.0218
Second Quarter ended September 30, 2014	0.049	0.0276
First Quarter ended June 30, 2014	0.085	0.0399

For the Fiscal Year Ended March 31, 2014

Fourth Quarter ended March 31, 2014	0.08	0.05
Third Quarter ended December 31, 2013	0.10	0.05
Second Quarter ended September 30, 2013	0.12	0.07
First Quarter ended June 30, 2013	0.24	0.09

 As of June 30, 2015, we have 332,974,887 shares of our common stock issued and outstanding, of which 186,385,708 shares are restricted.  The closing price of our common stock on June 30, 2015 was $0.01826.

Holders

At of the date of this report, we have approximately 274 holders of record of our common stock.

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

Critical Accounting Policies

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $72,939 and $107,522 as of March 31, 2015 and 2014 respectively.  Equipment under construction at March 31, 2015 comprises Cone 1709,  Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2015 and 2014, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2015 and 2014. All amounts herein are in U.S. dollars.

Year Ended March 31, 2015 Compared with the Year Ended March 31, 2014

We had a net loss during the year ended March 31, 2015 of $947,856 compared to a net loss of $6,993,406 during the same period in 2014.  The decrease in net loss is attributable to the decrease in (i) Exploration Costs – a $518,979 decrease in exploration costs primarily attributable to the Joint Venture Agreement entered into between Mexus Gold US, Mexus Gold Mining, Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. on November 1, 2012. Mexus US Gold’s interest in the Joint Venture Agreement was sold in the fourth quarter of fiscal 2014 and reported as discontinued operations in the consolidated financial statements. (ii) Gain on derivative liabilities – a $1,340,807 increase primarily due to a decrease in the share price of common stock of the Company, the decreased expected life of conversion options and warrants and a decrease in the conversion and exercise price of convertible bonds and warrants due to an anti-dilution clauses.

Revenue

For the year ended March 31, 2015, we had revenues of $2,743 compared to $192,004 for the year ended March 31, 2014.  The decrease is due to reduced placer gold mining operations in México.

Operating Expenses

Total operating expenses decreased to $1,895,096 during year ended March 31, 2015, compared to $2,423,409 for the year ended March 31, 2014.  The decrease in operating expenses was due to a reduction in mining operations through the exploration activities of our properties and general administrative expenses.

Other Income (Expense)

We reported $944,497 of other income during the year ended March 31, 2015 compared to $2,510,818 of other expenses during the same period in 2014.

The increase in other income (expense) is mainly attributable to:

(a)  Increase in other income. The increase is due to the recovery of sales taxes in Mexico.

(b) Decrease in interest expense. The decrease in interest expense is due to a decrease in the amortization of deferred finance costs.

(c) The fair value of the secured convertible promissory note derivative and warrant derivative liabilities is $564,120 at March 31, 2015. The decrease in the fair value of the derivative liabilities of $1,340,807 is recorded as a gain in the consolidated statement of operations for the year ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2015, our bank account was $2,747 compared to a $4,053 bank overdraft at March 31, 2014.  This increase in cash is primarily due to a decrease in exploration, general and administrative expenditures.

Our equipment decreased to $1,212,849 at March 31, 2015, compared to $1,567,165 at March 31, 2014. The decrease in equipment is largely due to depreciation expense.

Equipment under construction decreased to $72,939 at March 31, 2015, compared to $107,522 at March 31, 2014.  The decrease was primarily due to sale of equipment under construction. Our equipment under construction represents our process of fabricating and modifying equipment relating to mining and salvage operations.  We anticipate equipment under construction will be used to perform bulk sampling projects on our exploration properties or will have the capacity of being placed into a production process pending a determination by management as to the most beneficial application of the equipment.

Our mineral properties did not change from March 31, 2015 compared to $505,947 at March 31, 2014.

Total assets decreased to $1,794,482 at March 31, 2015, compared to $2,415,998 at March 31, 2014.  The majority of the decreased assets related to impairment of marketable securities, depreciation of equipment and sale of equipment under construction.

Our total liabilities increased to $1,786,164 at March 31, 2015, compared to $3,068,884 as of March 31, 2014.  The decrease in our total liabilities can be primarily attributed to the settlement of notes payable with shares of common stock of the Company and the decrease in the fair value of secured convertible promissory note derivative and warrant liabilities.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2015, the Company's internal control over financial reporting was not effective.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this registration statement, the name, age and position of our sole director/executive officer.

NAME	AGE	POSITION

Paul D. Thompson	74	President Chief Executive Officer Chief Financial Officer Principle Accounting Officer Secretary Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2015, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

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

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Paul D.Thompson	2015	0	0	0	0	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2014	0	0	0	0	0	0	0	0

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 310,340,048, issued and outstanding shares of our common stock as of March 31, 2015, by the following persons:

• each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

• each of our directors and executive officers; and

• all of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Paul D. Thompson(1)	71,614,719(2)(3)	22%(3)

All Officers and Directors as Group	71,614,719	22%

Total	71,614,719	22%

(1)	1805 N. Carson Street, Suite 150, Carson City, NV 89701.
(2)
Includes 22.068.029 shares of common stock held by Mr. Thompson individually, 45,500,000 shares of common stock held by Taurus Gold, Inc., 182,918 shares of common stock held by Mexus Gold Mining S.A. C.V. and 113,772 shares of common stock held by Mexus Gold International.

(3)
In addition, Mr. Thompson owns 375,000 shares of our Series A Convertible Preferred Stock, $.001 par value. Each share of our Series A Convertible Preferred Stock converts into 10 shares of our common stock.  Assuming Mr. Thomson converted 100% of the Series A Convertible Preferred Stock held by him into shares of common stock, he would hold and additional 3,750,000 shares of common stock and a grand total of 71,614,719 shares of commons stock or approximately 23% of our issued and outstanding shares of common stock
.

(4)
Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Convertible Preferred Stock and common stock on a fully-diluted basis; and (c) 0.000006.  Accordingly, on any stockholders’ vote, Mr. Thompson has a total of 817,058,215, votes, or greater than approximately 245% of the issued and outstanding common stock of the company.

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

None.

Transactions with Promoters

None.

Item 14. Principal Accounting Fees and Services
Appointment of Auditors

Our Board of Directors selected De Joya Griffith (“De Joya”) as our auditors for the years ended March 31, 2015 and 2014.

Audit Fees

De Joya billed us $44,000 in audit fees during the year ended March 31, 2015.

De Joya billed us $44,000 in audit fees during the year ended March 31, 2014.

Audit-Related Fees

           We did not pay any fees to De Joya for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2015 and 2014.

Tax and All Other Fees

We did not pay any fees to De Joya for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2015 and 2014.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by De Joya  and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2015 and March 31, 2014, and for the year then ended, none of the hours expended on De Joya’s engagement to audit those financial statements were attributed to work by persons other than De Joyas full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2015 and 2014

Statements of Operations for the years ended March 31, 2015 and 2014

Statements of Changes in Shareholders' Equity (Deficit) for the years ended March 31, 2015 and 2014

Statements of Cash Flows for the years ended March 31, 2015 and 2014

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

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer Chief Financial Officer Principal Accounting Officer President Secretary Director	July 14, 2015

MEXUS GOLD US
CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Audited)

AUDITORS’ REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mexus Gold US

We have audited the accompanying consolidated balance sheets of Mexus Gold US and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexus Gold US and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
July 14, 2015

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	March 31, 2015	March 31, 2014
ASSETS
CURRENT ASSETS
Cash	$ 2,747	$ -
Prepaid and other assets	-	81,747
Investment in marketable securities	-	150,114
TOTAL CURRENT ASSETS	2,747	231,861

FIXED ASSETS
Equipment, net of accumulated depreciation	1,212,849	1,567,165
TOTAL FIXED ASSETS	1,212,849	1,567,165

OTHER ASSETS
Deferred finance expense	-	3,503
Equipment under construction	72,939	107,522
Property costs	505,947	505,947
TOTAL OTHER ASSETS	578,886	616,972

TOTAL ASSETS	$ 1,794,482	$ 2,415,998

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$ -	$ 4,053
Accounts payable and accrued liabilities	173,640	75,006
Accounts payable - related party	83,798	45,966
Notes payable (net amortized debt discount of $14,922 and $0, respectively)	391,135	351,502
Note payable - related party	186,792	179,159
Promissory notes	255,000	255,000
Secured convertible promissory note (net of unamortized debt discount $67,361 and $88,644, respectively)	120,536	282,861
Secured convertible promissory note derivative liabilities	167,678	954,410
Warrant derivative liability	407,585	920,927
TOTAL CURRENT LIABILITIES	1,786,164	3,068,884

TOTAL LIABILITIES	1,786,164	3,068,884

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
500,000,000 shares of common stock, $0.001 par value per share	-	-
Issued and outstanding
375,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2014)	375	375
308,236,718 shares of common stock (248,103,110 - March 31, 2014)	308,237	248,103
Additional paid-in capital	16,100,205	14,104,432
Share subscription payable	559,260	952,143
Accumulated deficit	(16,959,759)	(16,011,903)
Accumulated other comprehensive income	-	53,964
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	8,318	(652,886)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 1,794,482	$ 2,415,998

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Audited)

	Years Ended March 31,
	2015	2014
REVENUES
Revenues	$ 2,743	$ 192,004
Total revenues	2,743	192,004

Expenses
General and administrative	717,894	545,377
Exploration costs	420,579	939,558
Stock-based expense - consulting services	306,408	744,283
Impairment of marketable securities	96,150	-
Loss on sale of equipment	18,230	4,721
Loss on settlement of debt	335,835	189,470
Total operating expenses	1,895,096	2,423,409

OTHER INCOME (EXPENSE)
Other income	124,188	-
Interest expense	(516,181)	(833,729)
Foreign exchange loss	(4,317)	(81,609)
Gain (loss) on derivative liabilities	1,340,807	(1,595,480)
	944,497	(2,510,818)

NET LOSS FROM CONTINUING OPERATIONS	(947,856)	(4,742,223)

NET LOSS FROM DISCONTINUED OPERATIONS (including loss on disposal of $244,776)	-	(2,251,183)

NET LOSS	(947,856)	(6,993,406)

NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	476,870

NET LOSS ATTRIBUTABLE TO MEXUS GOLD US	$ (947,856)	$ (7,470,276)

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	(53,964)	53,964
	(53,964)	53,964

COMPREHENSIVE LOSS	$ (1,001,820)	$ (7,416,312)

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS	$ (0.00)	$ (0.02)
BASIC LOSS PER SHARE FROM DISCONTINUING OPERATIONS	$ -	$ (0.01)
BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.03)

WEIGHTED AVERAGE NUMBER OFCOMMON SHARES
OUTSTANDING- BASIC	268,875,867	225,291,804

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Audited)

	Preferred Stock		Series A Preferred Stock		Common Stock			Share		Non-	Accumulated other	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Payable	Accumulated Deficit	controlling interest	comprehensive income	Shareholders' Equity (Deficit)
Balance, March 31, 2013	-	$ -	375,000	$ 375	212,468,077	$ 212,468	$ 11,266,771	$ 417,369	$ (8,541,627)	$ (476,870)	$ -	$ 2,878,486

Shares issued for services and supplies	-	-	-	-	6,961,199	6,961	553,933	183,389	-	-	-	744,283
Shares issued for equipment	-	-	-	-	1,079,428	1,079	104,721	(58,085)	-	-	-	47,715
Shares issued for cash	-	-	-	-	19,459,302	19,459	1,278,563	355,971	-	-	-	1,653,993
Shares issued for mineral properties	-	-	-	-	150,000	150	15,000	-	-	-	-	15,150
Shares issued for accounts payable	-	-	-	-	2,066,666	2,067	127,800	53,499	-	-	-	183,366
Shares issued for convertible note principal and interest	-	-	-	-	3,368,438	3,369	226,987	-	-	-	-	230,356
Shares issued for finance costs	-	-	-	-	2,550,000	2,550	498,525	-	-	-	-	501,075
Gain on sale of equipment to Taurus Gold Inc. - related party	-	-	-	-	-	-	32,132	-	-	-	-	32,132
Accumulated other comprehensive income	-	-	-	-	-	-	-	-	-	-	53,964	53,964
Net loss	-	-	-	-	-	-	-	-	(7,470,276)	476,870	-	(6,993,406)
Balance, March 31, 2014	-	-	375,000	375	248,103,110	248,103	14,104,432	952,143	(16,011,903)	-	53,964	(652,886)

Shares issued for services and supplies	-	-	-	-	9,714,349	9,715	428,399	(133,242)	-	-	-	304,872
Shares issued for equipment	-	-	-	-	169,167	169	15,185	(15,354)	-	-	-	-
Shares issued for cash	-	-	-	-	12,609,711	12,610	301,467	(153,286)	-	-	-	160,791
Shares issued for accounts payable	-	-	-	-	1,463,248	1,463	51,553	(5,570)	-	-	-	47,446
Shares issued for convertible note principal and interest	-	-	-	-	35,449,860	35,450	1,073,796	(90,431)	-	-	-	1,018,815
Shares issued for finance costs	-	-	-	-	727,273	727	16,773	5,000	-	-	-	22,500
Benefical conversion feature	-	-	-	-	-	-	108,600	-	-	-	-	108,600
Accumulated other comprehensive income	-	-	-	-	-	-	-	-	-	-	(53,964)	(53,964)
Net loss	-	-	-	-	-	-	-	-	(947,856)	-	-	(947,856)
Balance, March 31, 2015	-	$ -	375,000	$ 375	308,236,718	$ 308,237	$ 16,100,205	$ 559,260	$ (16,959,759)	$ -	$ -	$ 8,318

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	Year Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (947,856)	$ (6,993,406)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	330,678	356,509
Loss on sale of equipment	18,230	4,721
Loss on settlement of debt, accounts payable	335,835	189,470
Stock-based compensation	306,408	744,283
Interest expense	505,130	817,698
Impairment of equipment included in exploration costs	-	7,500
Impairment of marketable securities	96,150	-
Allowance for amount due from joint venture.	-	247,509
Loss on derivatives	(1,340,807)	1,595,480
Changes in operating assets and liabilities:
Prepaid and other assets	81,747	(157,652)
Accounts payable and accrued liabilities, including related parties	161,025	576,744
NET CASH USED IN OPERTATING ACTIVITIES	(453,460)	(2,611,144)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(34)	(40,775)
Purchase of equipment under construction	(975)	(47,647)
Issuance of notes receivable	-	(247,509)
Proceeds from sale of equipment	41,000	7,800
NET CASH USED IN INVESTING ACTIVITES	39,991	(328,131)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(4,053)	4,053
Proceeds from issuance of notes payable	292,456	495,085
Payments on notes payable	(2,000)	-
Payments on loans payable	-	(50,500)
Proceeds from issuance of convertible promissory notes	-	375,000
Advances from related party	71,118	156,618
Payment on advances from related party	(63,485)	(44,452)
Proceeds from issuance of common stock	122,180	1,653,993
NET CASH PROVIDED BY FINANCING ACTIVITIES	416,216	2,589,797
CASH FLOWS FROM DISCONTINUED OPERATIONS
Allowance for amount due from First Pursuit Silver de Mexico S. de R.L. de C.V.	-	3,627,214
Gain on sale of Mexus Enterprises S.A. de C.V.	-	(3,382,437)
Cash flows used in investing activities	-	-
NET CASH PROVIDED BY (UDED IN) DISCONTINUED OPERATIONS	-	244,777
INECREASE (DECREASE) IN CASH	2,747	(104,701)
CASH, BEGINNING OF PERIOD	-	104,701
CASH, DISCONTINUED OPERATIONS AT THE END OF PERIOD	-	-
CASH, CONTINUED OPERATIONS AT THE END OF PERIOD	$ 2,747	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ 9,436
Taxes paid	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued as interest expense	$ -	$ 501,075
Shares issued for accounts payable, including related party	$ -	$ 155,366
Shares issued for notes payable	$ 523,007	$ -
Shares issued and unissued for equipment purchase	$ -	$ 112,300
Shares issued for mineral property	$ -	$ 15,150
Asset given as settlement of debt	$ -	$ 89,867
Asset given as settlement of share subscription payable	$ -	$ (64,585)
Fixed asset reclassified to equipment under construction	$ -	$ 7,300
Subscription payable settled by related party	$ -	$ 28,000

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US
Notes to Consolidated Financial Statements
March 31, 2015 and 2014
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

2.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $16,959,759 at March 31, 2015. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight-line basis over their expected useful lives as follows (see Note 6):

Mining tools and equipment     7 years
Watercrafts                                  7 years
Vehicles                                        3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $72,939 and $107,522 as of March 31, 2015 and 2014 respectively.  Equipment under construction at March 31, 2015 comprises Cone 1709, Equipment Fabrication Materials, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

On March 24, 2014, the Company resigned as the operator of the Joint Venture with Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. and sold 50 shares of the minimum fixed capital stock of Mexus Enterprises S.A. de C.V. to First Pursuit Silver de Mexico S. de R.L. de C.V. for the following consideration: Assumption of $468,000 of accounts payable; Payment of $100,000 and $100,000 on July 2014 and July 2015, respectively, on behalf of the Company to Minerales de Tarchi S. de R.L. de C.V. for lease payments under an exploration agreement; 1,660,000 shares of common stock of Silver Pursuit Resources Limited; and $4,000,000 due on or before March 24, 2015. The Company could recover its 50% interest sold should the purchaser not fulfill the terms of the sale. As of December 31, 2014 the Company has not been successful in obtaining the shares we were to receive, accordingly we have recorded an impairment of $96,150 to fully impaire the value of the investment as it is uncertain if the Company will be able to obtain such shares.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2015 and 2014, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2015 and 2014, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“FASB ASU 2014-09”). This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of consolidated financial statements through improved disclosure requirements. Upon adoption of this standard update, the Company expects that the allocation and timing of revenue recognition will be impacted. The provisions of FASB ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and are to be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early application is not permitted. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

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

The following table summarizes the results from discontinued operations:

Period From April 1, 2013 to March 24, 2014
REVENUES
Revenues	$581,489
Total revenues	581,489

EXPENSES
General and administrative	3,201
Exploration costs	2,367,956
Bad debt – related party	239,084
Total operating expenses	2,610,241

OTHER INCOME (EXPENSE)
Foreign exchange	22,345
22,345

NET LOSS OF MEXUS ENTERPRISES S.A. DE C.V.	$(2,006,407)

The following table summarizes the assets and liabilities of discontinued operations in the consolidated balance sheet:

March 24, 2014
ASSETS
CURRENT ASSETS
Cash	$-
Prepaid and other assets	100,924
TOTAL CURRENT ASSETS	100,924

EQUIPMENT, NET	3,440

OTHER ASSETS
Property costs	742,686
TOTAL OTHER ASSETS	742,686

TOTAL ASSETS	$847,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,542
Notes payable	30,583
Notes payable – related party	1,999
TOTAL CURRENT LIABILITIES	$38,124

CARRYING VALUE OF MEXUS ENTERPRISES S.A. DE C.V.	$808,926

The following table summarizes the loss on disposal of Mexus Enterprises S.A. de C.V.:

March 24, 2014
FAIR VALUE OF CONSIDERATION RECEIVED:
Assumption of accounts payable	$468,000
Payment of $100,000 and $100,000 on July 2014 and July 2015, respectively, on behalf of the Company to Minerales de Tarchi S. de R.L. de C.V. for lease payments under an exploration agreement (1)	178,939

1,660,000 shares of common stock of Silver Pursuit Resources Limited (2)	96,150
$4,000,000 due on or before March 24, 2015 (1)	3,448,276
Less: Allowance for amount due from First Pursuit Silver de Mexico S. de R.L. de C.V. (3)	(3,627,215)
564,150

CARRYING VALUE OF MEXUS ENTERPRISES S.A. DE C.V.	808,926

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS	$(244,776)

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
(3) The recovery, if any, will be recorded in the consolidated statement of operations in the period collectability is reasonably assured.  The 50% interest in Mexus Enterprises S.A. de C.V. will be returned to the Company if the $4,000,000 amount is not paid by March 24, 2015. At March 31, 2015, the $4,000, amount has not been paid and  the 50% interest in Mexus Enterprises S.A. de C.V interest has not been delivered to the Company.

Period Ended March 24, 2014
NET LOSS OF MEXUS ENTERPRISES S.A. DE C.V.	$(2,006,407)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS	(244,776)
LOSS ON DISCONTINUED OPERATIONS	$(2,251,183)

5. MINERAL PROPERTIES AND EXPLORATION COSTS

The following is a continuity of mineral property acquisition costs capitalized on the consolidated balance sheets during the years ended March 31, 2015 and 2014:

	Balance March 31, 2014	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2015
Ures (a)	$ -	$ -	$ -	$ -	$ -
Corborca (b)	505,947	-	-	-	505,947
	$ 505,947	$ -	$ -	$ -	$ 505,947

	Balance March 31, 2013	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2014
Ures (a)	$ -	$ -	$ -	$ -	$ -
Corborca (b)	490,797	15,150	-	-	505,947
	$ 490,797	$ 15,150	$ -	$ -	$ 505,947

The following is a continuity of exploration costs expensed in the consolidated statements of operation:

	Balance March 31, 2014	Cash Payments	Share-based Payments	Balance March 31, 2015
Ures (a)	$ 1,910,649	$ -	$ -	$ 1,910,649
Corborca (b)	1,761,742	420,579	149,546	2,331,867
	$ 3,672,391	$ 420,579	$ 149,546	$ 4,242,516

	Balance March 31, 2013	Cash Payments	Share-based Payments	Balance March 31, 2014
Ures (a)	$ 1,272,010	$ 469,779	$ 168,860	$ 1,910,649
Corborca (b)	1,123,103	469,779	168,860	1,761,742
	$ 2,395,113	$ 939,558	$ 337,720	$ 3,672,391
(a) Ure, Sonora, Mexico

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

(b) Corborca, Sonora, Mexico

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

6. EQUIPMENT

	Cost	Accumulated Depreciation	March 31, 2015 Net Book Value	March 31, 2014 Net Book Value
Mining tools and equipment	$ 1,887,303	$ 769,735	$ 1,117,568	$ 1,416,627
Watercraft	153,510	83,095	70,415	89,107
Vehicles	141,726	116,860	24,866	61,431
	$ 2,182,539	$ 969,690	$ 1, 212,849	$ 1,567,165

Depreciation expense for the years ended March 31, 2015 and 2014 was $330,678 and $356,509, respectively.

7. ACCOUNTS PAYABLE - RELATED PARTIES

During the year ended March 31, 2015 and 2014, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $45,600 and $45,600, respectively.  At March 31, 2015 and 2014, $83,798 and $45,966 for this obligation is outstanding, respectively.

8.  ACCOUNTS PAYABLE

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

On January 14, 2015, the Company issued 1,176,471 shares of common stock valued at $49,529 ($0.0370 per share) to settle $20,000 due to unrelated party. As a result, the Company recorded a loss on settlement of debt of $29,529.

On January 30, 2015, the Company issued 162,727 shares of common stock valued at $4,042 ($0.0249 per share) to settle $1,790 due to unrelated party. As a result, the Company recorded a loss on settlement of debt of $2,252.

9. NOTES PAYABLE - RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  On February 20, 2014, Taurus Gold, Inc. purchased from the Company a crane, forklift, magnetometer, boat and outboard engine for a $122,000 reduction in the Note Payable – Related Party balance. The $32,133 gain on the transaction is recorded as a credit to additional paid-in capital.  As of March 31, 2015 and March 31, 2014, notes payable due to Taurus Gold Inc. totaled $186,792 and $179,159, respectively.

10. NOTES PAYABLE

On January 8, 2013, the Company entered into an unsecured promissory note agreement with William H. Brinker in the amount of $185,000.  The note is due on demand upon the occurrence of certain events and at the discretion of the note holder. A finance charge of $5,000 is due on or before March 31, 2013. The note is secured by 5,000,000 shares of common stock of Mexus Gold US pledged by the Company and certain mining equipment including a radial stacker and cone crushing plant.  On April 1, 2013, the Company repaid $50,000 in principal and $140,000 remains outstanding at March 31, 2015 ($140,000 – March 31, 2014). See Note 15 Contingent Liability for further information.

On February 4, 2014, the Company received a cash advance of $30,000 for a note payable with a face value of $36,000 with no specific terms of repayment secured by a mobile crusher unit. At March 31, 2015 and 2014, the balance of this note is $30,000 and $30,000, respectively. At March 31, 2015 and 2014, accrued interest of $6,000 and $0 on this note have been included in accounts payable and accrued liabilities, respectively.

During the year ended March 31, 2014, the Company received cash advances of $15,000 and repaid $500 from an unrelated shareholder of the Company. These advances bear interest of 10%, are unsecured and are due within 60 days. At March 31, 2015 and 2014, the balance of these advances totaled $14,500 and $14,500, respectively. At March 31, 2015 and 2014, accrued interest of $2,132 and $0 on this note have been included in accounts payable and accrued liabilities, respectively. At March 31, 2015, these notes were in default. There are no default provisions stated in the notes.

During the year ended March 31, 2014, the Company received cash advances of $209,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,700,020 shares of common stock valued at $70,000 ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636.  At March 31, 2015 and 2014, the balance of these advances totaled $52,001 and $164,502, respectively.

During the year ended March 31, 2015, the Company received various cash advances totaling $286,757 from twenty-two investors. These advances are unsecured and are due within 30 to 90 days of issue. Upon receipt of the cash advance, the Company paid each of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid within 90 days by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.011 per share to $0.040 per share.  At March 31, 2015 and March 31, 2014, debt discount of $14,922 and $0, respectively has been recorded on the consolidated balance sheet related to these cash advances. At December 31, 2014, $71,500 of these notes were in default. There are no default provisions stated in the notes. Of the $286,757 received, $30,000 plus interest of $5,000 is required to be repaid upon the sale of specified equipment.

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At March 31, 2015 and 2014, the balances on this note totalled $2,500 and $2,500, respectively.  At March 31, 2015 and 2014, accrued interest of $3,540 and $3,185 on this note have been included in accounts payable and accrued liabilities, respectively.

11.	PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2014. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees are capitalized in the consolidated balance sheet as deferred finance expense and are being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. At March 31, 2015 and 2014, deferred finance expense of $0 and $3,503, respectively related to these promissory notes were recorded on the consolidated balance sheet.

As of March 31, 2015, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  Accrued interest of $30,133 is included in accounts payable and accrued liabilities.

12.	SECURED CONVERTIBLE PROMISSORY NOTES

Typenex Co-Investment, LLC

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

	Years Ended December 31,
	2015	2014
Opening balance	$ 282,861	$ -
Cash advanced on closing of the initial tranche and second tranche	-	375,000
Discounts on Note
Fair value of warrant derivative liability	-	(219,372)
Fair value of convertible promissory note liability	-	(75,218)
Loss on derivative liabilities	-	14,734
Conversion of principal into shares of common stock	(268,663)	(60,995)
Amortization of discount on Note	88,644	248,712

Closing balance	$ 102,842	$ 282,861

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

JMJ Financial

On January 28, 2015, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount. The Company may repay the Note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.029 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On January 28, 2015, the Company received cash of $50,000 in the first tranche, which was net of original issue discount of $5,000. At March 31, 2015, the first tranche of the Note is recorded at a fully accreted value of $85,056 less unamortized debt discount of $67,361.

13.	WARRANT DERIVATIVE LIABILITY

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

The Company’s warrant derivative liability has been measured at fair value at March 31, 2015 and 2014 using a binomial model. Since the Exercise Price contains an anti-dilution adjustment, the probability that the Exercise Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.011 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

	March 31, 2015	March 31, 2014
Closing share price	$0.0194	$0.08
Conversion price	$0.0110	$0.0225
Risk free rate	0.89%	1.32%
Expected volatility	121%	142%
Dividend yield	0%	0%
Expected life	38 months	50 months

The fair value of the warrant derivative liability is $407,585 at March 31, 2015. The increase (decrease) in the fair value of the conversion option derivative liability of $(513,342) and $716,288 has been recorded as a (gain) loss in the consolidated statements of operations for the years ended March 31, 2015 and 2014, respectively.

14.	CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITIES

The Convertible Promissory Note with Typenex is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.23 a share. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The Company’s convertible promissory note derivative liabilities has been measured at fair value at March 31, 2015 and 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.011 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

	March 31, 2015	March 31, 2014
Closing share price	$0.0194	$0.08
Conversion price	$0.011	$0.0225
Risk free rate	0.14%	0.10%
Expected volatility	180%	105%
Dividend yield	0%	0%
Expected life	0.5 years	0.33 years

Additionally, the Convertible Promissory Note with JMJ Financial with an issue date of January 28, 2015 was accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities has been measured at fair value at March 31, 2015 and January 28, 2015 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

	March 31, 2015	January 28, 2015
Closing share price	$0.0194	$0..029
Conversion price	$0.019	$0.025
Risk free rate	0.50%	0.50%
Expected volatility	129%	121%
Dividend yield	0%	0%
Expected life	1.83 years	2.0 years

The fair value of the conversion option derivative liabilities is $167,678 at March 31, 2015. The increase (decrease) in the fair value of the conversion option derivative liability of $(786,732) and $897,192 is recorded as a (gain) loss in the unaudited consolidated statements of operations for the years ended March 31, 2015 and 2014, respectively.

15.	CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of March 31, 2015, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

During the year ended March 31, 2014, an unrelated shareholder and note holder of the Company advanced $516,009 of cash to the Company. These cash advances were classified as share subscriptions payable by the Company upon receipt based on fully executed share subscription agreements. At March 31, 2015, the unrelated shareholder, in addition to the shares that were due under the share subscription agreement, is claiming an additional $516,009 notes payable are due.  The unrelated shareholder asserts that these notes bear interest from 4% to 6%, went into default on April 1, 2014 and have default interest of 9%.  The Company believes the claim for additional notes payable due of $516,009 plus accrued interest is unlikely to succeed because the Company did not execute notes payable agreements for $516,009 with the unrelated shareholder. As such, no additional liability for this claim has been recorded in these financial statements at March 31, 2015.

16.	SHAREHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2015 and 2014:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2015 and 2014, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 375,000 shares issued and outstanding at March 31, 2015 and 2014.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 308,236,718 and 248,103,110 shares issued and outstanding at March 31, 2015 and 2014, respectively. Holders of Common Stock have one vote per share of Common Stock held.

Year Ended March 31, 2015

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

On January 21, 2015 the Company issued 3,843,138 shares of common stock to satisfy obligations under share subscription agreements for $43,529 in settlement of accounts payable, $7,500 in settlement of notes payable, $15,000 in finance costs and $19,000 in cash receipts included in share subscriptions payable.

On January 27, 2015 the Company issued 3,552,726 shares of common stock to satisfy obligations under share subscription agreements for $69,700 in settlement of notes payable and $8,000 in cash included in share subscriptions payable.

On January 28, 2015 the Company issued 244,000 shares of common stock to satisfy obligations under share subscription agreements for $7,800 in services included in share subscriptions payable.

On January 23, 2015, the Company issued 2,752,167 shares of common stock valued at $82,290 ($0.0299 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $37,675 and a loss on settlement of debt of $44,615.

On January 30, 2015 the Company issued 2,293,937 shares of common stock to satisfy obligations under share subscription agreements for $1,500 in small tools and supplies, $11,000 for settlement of notes payable, $11,500 for finance costs and $8,000 in cash receipts included in share subscriptions payable.

On February 16, 2015 the Company issued 3,261,401 shares of common stock to satisfy obligations under share subscription agreements for $1,790 for settlement of accounts payable, $20,000 for finance costs, $41,818 for settlement in account payable, $5,000 for services and $10,500 in cash receipts included in share subscriptions payable.

On March 11, 2015 the Company issued 4,066,363 shares of common stock to satisfy obligations under share subscription agreements for $3,000 for settlement of services, $15,491 for settlement of account payable and $35,000 in cash receipts included in share subscriptions payable.

On March 27, 2015 the Company issued 5,975,371 shares of common stock to satisfy obligations under share subscription agreements for $63,364 for settlement of notes payable, $4,864 for finance costs and $25,981 in cash receipts included in share subscriptions payable.

On March 23, 2015, the Company issued 3,070,782 shares of common stock valued at $76,770 ($0.025 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $40,000 and a loss on settlement of debt of $36,770.

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

Common Stock Payable

Year Ended March 31, 2015

During the year ended March 31, 2015, the Company issued subscriptions payable for 17,919,003 shares of common stock ($0.0114 per share) for $204,881 in cash.

During the year ended March 31, 2015, the Company issued subscriptions payable for 8,088,516 shares of common stock for services valued at $306,408 ($0.0379 per share).

During the year ended March 31, 2015, the Company issued subscriptions payable for 1,339,198 shares of common stock for settlement of accounts payable valued at $45,319 ($0.0338 per share).

During the year ended March 31, 2015, the Company issued subscriptions payable for 13,721,680 shares of common stock for settlement of notes payable valued at $331,946 ($0.0242 per share).

During the year ended March 31, 2015, the Company issued subscriptions payable for 6,453,483 shares of common stock for a fee valued at $157,764 ($0.0245 per share) for finance costs.

Year Ended March 31, 2014

During the year ended March 31, 2014, the Company issued subscriptions payable for 28,776,206 shares of common stock ($0.0575 per share) for $1,653,993 in cash.

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

During the year ended March 31, 2014, the Company issued subscriptions payable for 400,000 shares of common stock for settlement of notes payable valued at $28,000 ($0.07 per share).

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

17.	RELATED PARTY TRANSACTIONS

During the years ended March 31, 2015 and 2014, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company
Taurus Gold, Inc., controlled by Paul D. Thompson
Rent expense – Note 7
Notes Payable – Note 9

18.	INCOME TAXES

The following table presents income before taxes and income tax expense as well as the taxes charged to stockholders equity:

	Year Ended March 31, 2015	Year Ended March 31, 2014

Net loss before taxes	$ (947,856)	$ (6,993,406)

Income tax expense charged to loss before taxes	$ -	$ -

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Expected tax expense (recovery)	$ (332,000)	$ (2,448,000)
Share-based payments	107,000	260,000
Loss on sale of equipment	6,000	2,000
Gain on settlement of debt	118,000	50,000
Impairment of marketable securities	34,000	-
Impairment of equipment	-	3,000
Interest	177,000	286,000
Gain (loss) on derivatives	(469,000)	558,000
Allowance	-	(1,184,000)
Change in valuation allowance	359,000	2,473,000

	$ -	$ -

At March 31, 2015 and 2014, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $13,610,000 and $12,583,000, respectively, which may be applied against future taxable income, if any, at various times through 2033. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2015 and 2014.

The tax years 2015, 2014, 2013, 2012, 2011 and 2010 remain open to examination by the major taxing jurisdictions in which the Company operates.  The Company expects no material changes to unrecognized tax positions within the next twelve months.

19.	SUBSEQUENT EVENTS

Common Stock

On April 14, 2015 the Company issued 1,840,908 shares of common stock to satisfy obligations under share subscription agreements for $21,318 for settlement of notes payable and $7,500 in services included in share subscriptions payable.

On April 21, 2015 the Company issued 4,745,452 shares of common stock to satisfy obligations under share subscription agreements for $21,318 for settlement of notes payable, $12,000 in services and $18,800 in cash receipts included in share subscriptions payable.

On May 13, 2015 the Company issued 3,176,134 shares of common stock to satisfy obligations under share subscription agreements for $22,500 for settlement of notes payable, $10,000 in equipment and $9,000 in cash receipts included in share subscriptions payable.

On June 10, 2015 the Company issued 6,455,863 shares of common stock to satisfy obligations under share subscription agreements for $104,000 for settlement of accounts payable, $9,534 in services and $22,500 in cash receipts included in share subscriptions payable.

On June 23, 2015 the Company issued 1,800,000 shares of common stock to satisfy obligations under share subscription agreements for $20,000 in services and $20,000 in cash receipts included in share subscriptions payable.

On April 18, 2015 and May 1, 2015, the Company issued a total of 6,719,815 shares of common stock valued at $126,886 ($0.0189 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $75,000 and loss on settlement of debt of $51,866.

Common Stock Payable

During the three months ended June 30, 2015, the Company issued subscriptions payable for 1,877,562 shares of common stock ($0.0100 per share) for $18,776 in cash.

During the three months ended June 30, 2015, the Company issued subscriptions payable for 3,436,166 shares of common stock for services valued at $49,234 ($0.0143 per share).

During the three months ended June 30, 2015, the Company issued subscriptions payable for 312,500 shares of common stock for purchase of equipment valued at $10,000 ($0.0320 per share).

During the three months ended June 30, 2015, the Company issued subscriptions payable for 3,525,000 shares of common stock for settlement of accounts payable valued at $104,000 ($0.0295 per share).

During the three months ended June 30, 2015, the Company issued subscriptions payable for 8,772,723 shares of common stock for settlement of notes payable valued at $96,500 ($0.0110 per share).

Notes Payable

On April 6, 2015, the Company issued a Convertible Promissory Note (“Note”) to LGH Investments, Inc. (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.019 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On April 6, 2015, the Company received cash of $25,000 in the first tranche, which was net of original issue discount of $2,500.

On June 11, 2015, the Company issued a Convertible Promissory Note (“Note”) to Lucas Hoppel (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.018 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On June 11, 2015, the Company received cash of $25,000 in the first tranche, which was net of original issue discount of $2,500.

Option and Joint Venture Agreement

On July 6, 2015, Mexus Gold Mining, S.A. de C.V., a wholly owned Mexican subsidiary of the Company (“Mexus”), entered into an Option and Joint Venture Agreement (“Agreement”) with Minera Real Del Oro, S.A. De C.V., a wholly owned Mexican subsidiary of Argonaut Gold, Inc., a Canadian gold company engaged in exploration, mine development and production activities (“Argonaut”).  Pursuant to the Agreement, Mexus has granted Argonaut an exclusive and irrevocable option to acquire all rights to Mexus’ mining concessions located in Caborca, Mexico, Sonora State described as the Marta Elena, Julio II-VII and Mexus III Claims (the “Mining Concessions”).

According the Agreement, Mexus will transfer its Mining Concessions into a newly formed Mexican Company (“Newco”), and Argonaut will have the sole option to purchase up to 80% ownership of Newco in accordance with the terms of the Agreement.  The initial option period expires on December 31, 2015.
A summary of Argonaut’s required payments to Mexus for the option and required expenditures relating to the Mining Conessions are as follows:

1. Argonaut will make a cash payment to Mexus of US$75,000 upon execution of the Agreement plus incur required expenditures relating to the Mining Concessions of not less than US$300,000 by December 31, 2015.

2. In the event that Argonaut desires to extend the option period to June 30, 2016, Argonaut shall pay a cash payment to Mexus  of  US$125,000 plus incur required expenditures relating to the Mining Concessions of not less than US$500,000.

3. In the event that Argonaut desires to extend the option period to December 31, 2016, Argonaut shall pay a cash payment to Mexus of US$350,000 plus incur required expenditures relating to the Mining Concessions of not less than US$1,000,000.

4. In the event that Argonaut desires to extend the option period to December 31, 2017, Argonaut shall pay a cash payment to Mexus of US$400,000 plus incur required expenditures relating to the Mining Concessions of not less than US$3,300,000.

5.  Argonaut is responsible for paying all land taxes, annual concessions or permit fees and the monthly lease of US$1,000 during the term of the Agreement.  In addition, prior to July 6, 2016, Argonaut must expend a minimum of US$600,000 in expenditures relating to drilling Reverse Circulation and/or Core or a combination of both drill holes in relation to the Mining Concessions.

6.  At any time prior to December 31, 2018, Argonaut may exercise the option, provided that it has incurred minimal expenditures on the project of US$5,000,000 and made cash payments to Mexus equal to US$950,000.

Once the option is exercised, Argonaut will hold an 80% interest of Newco and Mexus will hold a 20% interest in Newco.  All mining operations will be funded by Argonaut at no cost to Mexus.  Newco will be managed by three board members, one of which will be Mexus.  Argonaut reserves the right to terminate the Agreement at any time with 30 days written notice provided that the required payments to Mexus have been made in accordance with the terms of the Agreement.