Form 10-Q
period 2015-06-30
Mexus Gold US
filed 2015-08-19
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.   Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 10, 2015, 2015, 349,327,887 shares of our common stock were issued and outstanding.

PART I
ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
CURRENT ASSETS
Cash	$ 4,417	$ 2,747
Prepaid share-based compensation	8,333	-
TOTAL CURRENT ASSETS	12,750	2,747

FIXED ASSETS
Equipment, net of accumulated depreciation	1,140,929	1,212,849
TOTAL FIXED ASSETS	1,140,929	1,212,849

OTHER ASSETS
Equipment under construction	72,939	72,939
Property costs	505,947	505,947
TOTAL OTHER ASSETS	578,886	578,886

TOTAL ASSETS	$ 1,732,565	$ 1,794,482

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 144,515	$ 173,640
Accounts payable - related party	-	83,798
Notes payable (net unamortized debt discount of $5,444 and $14,922, respectively)	321,112	391,135
Note payable - related party	187,552	186,792
Promissory notes	255,000	255,000
Secured convertible promissory note (net of unamortized debt discount of $105,877 and $67,361, respectively)	69,761	120,536
Secured convertible promissory note derivative liabilities	204,847	167,678
Warrant derivative liability	404,826	407,585
TOTAL CURRENT LIABILITIES	1,587,613	1,786,164

TOTAL LIABILITIES	1,587,613	1,786,164

SHAREHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
500,000,000 shares of common stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2015)	1,000	375
332,349,890 shares of common stock (308,236,718 - March 31, 2015)	332,350	308,237
Additional paid-in capital	16,553,684	16,100,205
Share subscription payable	586,775	559,260
Accumulated deficit	(17,328,857)	(16,959,759)
TOTAL SHAREHOLDERS' EQUITY	144,952	8,318

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 1,732,565	$ 1,794,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June
	2015	2014
REVENUES
Revenues	$ 17,644	$ 999
Total revenues	17,644	999

Expenses
General and administrative	155,269	129,280
Exploration costs	65,244	43,762
Stock-based expense - consulting services	68,641	57,000
Loss on sale of equipment	-	4,672
Loss on settlement of accounts payable	118,417	48,050
Total operating expenses	407,571	282,764

OTHER INCOME (EXPENSE)
Other income	41,460	-
Interest expense	(62,900)	(91,699)
Foreign exchange loss (gain)	9,075	(6,162)
Gain on derivative liabilities	33,194	1,124,033
	20,829	1,026,172

NET (LOSS) INCOME	(369,098)	744,407

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on marketable securities	-	(41,118)
	-	(41,118)

COMPREHENSIVE INCOME (LOSS)	$ (369,098)	$ 703,289

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ 0.00

WEIGHTED AVERAGE NUMBER OFCOMMON SHARES
OUTSTANDING- BASIC	321,377,267	251,862,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (369,098)	$ 744,407
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	81,920	82,398
Loss on sale of equipment	-	4,672
Loss on settlement of debt, accounts payable	118,417	48,050
Stock-based compensation - services	68,641	57,000
Interest expense	52,900	91,699
Gain on derivatives	(33,194)	(1,124,033)
Changes in operating assets and liabilities:
Prepaid and other assets	-	(5,167)
Accounts payable and accrued liabilities, including related parties	(13,450)	11,706
NET CASH USED IN OPERTATING ACTIVITIES	(93,864)	(89,268)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	41,000
NET CASH USED IN INVESTING ACTIVITES	-	41,000
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(4,053)
Proceeds from issuance of notes payable	12,555	39,000
Proceeds from issuance of convertible promissory notes	50,000	-
Advances from related party	8,000	14,232
Payment on advances from related party	(12,797)	-
Proceeds from issuance of common stock	37,776	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	95,534	49,179

INECREASE IN CASH	1,670	911

CASH, BEGINNING OF PERIOD	2,747	-

CASH, CONTINUED OPERATIONS AT THE END OF PERIOD	$ 4,417	$ 911

Supplemental disclosure of cash flow information:
Interest paid	$ 10,486	$ -
Taxes paid	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable	$ 126,886	$ 81,000
Shares issued for equipment purchase	$ 10,000	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015
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

2. BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

On March 24, 2014, the Company resigned as the operator of the Joint Venture with Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. and sold 50 shares of the minimum fixed capital stock of Mexus Enterprises S.A. de C.V. to First Pursuit Silver de Mexico S. de R.L. de C.V. for the following consideration: Assumption of $468,000 of accounts payable; Payment of $100,000 and $100,000 on July 2014 and July 2015, respectively, on behalf of the Company to Minerales de Tarchi S. de R.L. de C.V. for lease payments under an exploration agreement; 1,660,000 shares of common stock of Silver Pursuit Resources Limited; and $4,000,000 due on or before March 24, 2015. The Company could recover its 50% interest sold should the purchaser not fulfill the terms of the sale. As of June 30, 2015 the Company has not been successful in obtaining the shares we were to receive, accordingly we have recorded an impairment of $96,150 to fully impaired the value of the investment as it is uncertain if the Company will be able to obtain such shares.

Our warrant derivative liability and secured convertible promissory note derivative liability is measured at fair value on a recurring basis using Level 3 inputs.

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. The notes payable, loans payable and convertible promissory notes have fixed interest rates therefore the Company is exposed to interest rate risk in that they could not benefit from a decrease in market interest rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

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

3.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $17,328,857 at June 30, 2015. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

5. ACCOUNTS PAYABLE – RELATED PARTIES

During the three months ended June 30, 2015 and 2014, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $11,400, respectively.  At June 30, 2015 and March 31, 2015, $0 and $83,798 for this obligation is outstanding, respectively.

During the three months ended June 30, 2015, the Company issued subscriptions payable for 625,000 shares of Series A Preferred Stock ($0.12 per share) to Paul Thompson Sr., Chief Executive Officer and sole director of the Company, for $75,000 for settlement of accounts payable – related party.  On June 10, 2015, the Company issued $625,000 shares of Series A Preferred Stock to Paul Thompson Sr. to satisfy obligations under share subscription agreements for $75,000 for settlement of accounts payable – related party included in share subscriptions payable. See Note 13 Shareholders Equity.

6. NOTES PAYABLE – RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  As of June 30, 2015 and March 31, 2015, notes payable due to Taurus Gold Inc. totaled $175,495 and $186,792, respectively.

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company. North Pacific Gold is controlled by Paul Thompson, Jr. an immediate family member of Paul D. Thompson, the sole director and officer of the Company. On June 29, 2015, North Pacific Gold advanced the Company $7,500 in cash. This loan is due in 90 days, unsecured and bears interest of 6% per annum and is repayable in cash or Company common stock at market value at the option of the Company.  As of June 30, 2015 notes payable due to North Pacific Gold totaled $12,057.

7. NOTES PAYABLE

On January 8, 2013, the Company entered into an unsecured promissory note agreement with William H. Brinker in the amount of $185,000.  The note is due on demand upon the occurrence of certain events and at the discretion of the note holder. A finance charge of $5,000 is due on or before March 31, 2013. The note is secured by 5,000,000 shares of common stock of Mexus Gold US pledged by the Company and certain mining equipment including a radial stacker and cone crushing plant.  On April 1, 2013, the Company repaid $50,000 in principal and $140,000 remains outstanding at June 30, 2015 ($140,000 – March 31, 2015). See Note 12 Contingent Liability for further information.

On February 4, 2014, the Company received a cash advance of $30,000 for a note payable with a face value of $36,000 with no specific terms of repayment secured by a mobile crusher unit. At June 30, 2015 and March 31, 2015, the balance of this note is $30,000 and $30,000, respectively. At June 30, 2015 and March 31, 2015, accrued interest of $6,000 and $6,000 on this note have been included in accounts payable and accrued liabilities, respectively.

During the year ended March 31, 2014, the Company received cash advances of $15,000 and repaid $500 from an unrelated shareholder of the Company. These advances bear interest of 10%, are unsecured and are due within 60 days. At June 30, 2015 and March 31, 2015, the balance of these advances totaled $14,500 and $14,500, respectively. At March 31, 2015 and 2014, accrued interest of $2,494 and $2,132 on this note have been included in accounts payable and accrued liabilities, respectively. At June 30, 2015, these notes were in default. There are no default provisions stated in the notes.

During the year ended March 31, 2014, the Company received cash advances of $209,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,700,020 shares of common stock valued at $70,000 ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636.  At June 30, 2015 and March 31, 2015, the balance of these advances totaled $52,001 and $52,001, respectively.

During the year ended March 31, 2015, the Company received various cash advances totaling $286,757 from twenty-two investors. In addition, during the three months ended June 30, 2015, the Company received various cash advances totaling $10,000 from two investors. These advances are unsecured and are due within 30 to 90 days of issue. Upon receipt of the cash advance, the Company paid each of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid within 90 days by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.011 per share to $0.040 per share.  At June 30, 2015 and March 31, 2015, debt discount of $5,444 and $14,922, respectively has been recorded on the consolidated balance sheet related to these cash advances. At June 30, 2015, $69,300 of these notes were in default. There are no default provisions stated in the notes. Of the $304,257 received, $30,000 plus interest of $5,000 is required to be repaid upon the sale of specified equipment.

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At June 30, 2015 and March 31, 2015, the balances on this note totalled $2,500 and $2,500, respectively.  At June 30, 2015 and March 31, 2015, accrued interest of $3,540 and $3,540 on this note have been included in accounts payable and accrued liabilities, respectively.

8. PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on June 30, 2015. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes.

As of June 30, 2015, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  Accrued interest of $34,662 is included in accounts payable and accrued liabilities.

9. CONVERTIBLE PROMISSORY NOTES

Typenex Co-Investment, LLC

On June 12, 2013, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC (“Typenex”), for the sale of an 8% Secured Convertible Promissory Notes (“Notes”) in the principal amount of $557,500 consisting of an initial tranche of $307,500 comprising of $250,000 of cash at closing, Typenex legal expenses in the amount of $7,500 and a $50,000 original issue discount and an additional tranche $250,000 in cash. On June 12, 2013, the Company closed on the initial tranche and received $250,000 in cash. On August 8, 2013, the Company closed on the second tranche and received $125,000 in cash. The Company has not closed on the final tranche for $125,000 in cash. The Company has no obligation to pay Typenex any amounts on the unfunded portion of the Note. The Notes have a maturity date that is thirteen months after the issuance date. Typenex has been granted a security interest in the property of the Company. At the option of the holder, all principal, costs, charges and interest amounts outstanding under all of the Notes shall be exchanged for shares of the Company’s common stock at the Conversion Price of $0.23 per share. The Conversion Price is subject to an anti-dilution adjustment in the event the Company at any time, while the Notes are outstanding, issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.23 a share.

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

	Three Months Ended June 30, 2015	Year Ended March 31, 2015

Opening balance	$ 102,842	$ 282,861
Conversion of principal into shares of common stock	(54,566)	(268,663)
Amortization of discount on Note and accrued interest	1,939	88,644

Closing balance	$ 50,215	$ 102,842

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

JMJ Financial

On January 28, 2015, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount. The Company may repay the Note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.029 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On January 28, 2015, the Company received cash of $50,000 in the first tranche, which was net of original issue discount of $5,000. At June 30, 2015, the first tranche of the Note is recorded net of unamortized debt discount of $36,261.

LGH Investments, Inc.

On April 6, 2015, the Company issued a Convertible Promissory Note (“Note”) to LGH Investments, Inc. (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.019 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On April 6, 2015, the Company received cash of $25,000 in the first tranche, which was net of original issue discount of $2,500. At June 30, 2015, the first tranche of the Note is recorded net of unamortized debt discount of $30,965.

Lucas Hoppel

On June 11, 2015, the Company issued a Convertible Promissory Note (“Note”) to Lucas Hoppel (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.018 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On June 11, 2015, the Company received cash of $25,000 in the first tranche, which was net of original issue discount of $2,500. At June 30, 2015, the first tranche of the Note is recorded net of unamortized debt discount of $38,651.

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

The Company’s warrant derivative liability has been measured at fair value at June 30, 2015 and March 31, 2014 using a binomial model. Since the Exercise Price contains an anti-dilution adjustment, the probability that the Exercise Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.01 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

	June 30, 2015	March 31, 2015
Market price	$0.0178	$0.0194
Conversion price	$0.0100	$0.0110
Risk free rate	1.01%	0.89%
Expected volatility	135%	121%
Dividend yield	0%	0%
Expected life	35 months	38 months

The fair value of the warrant derivative liability is $404,826 at June 30, 2015. The increase (decrease) in the fair value of the warrant liability of $(2,759) and $(475,764) has been recorded as a (gain) loss in the consolidated statements of operations for the three months ended June 30, 2015 and 2014, respectively.

11. CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

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

The Company’s convertible promissory note derivative liabilities has been measured at fair value at March 31, 2015 and 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.01 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

	June 30, 2015	March 31, 2015
Closing share price	$0.0183	$0.0194
Conversion price	$0.0100	$0.011
Risk free rate	0.11%	0.14%
Expected volatility	182%	180%
Dividend yield	0%	0%
Expected life	0.5 years	0.5 years

Additionally, the Convertible Promissory Notes with JMJ Financial with an issue date of January 28, 2015, LGH Investments, Inc. with an issue date of April 6, 2015 and Lucas Hoppel with an issue date of June 11, 2015 was accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities has been measured at fair value at June 30, 2015, June 11, 2015, April 6, 2015 and March 31, 2015 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

	June 30, 2015	March 31, 2015
Closing share price	$0.01826	$0.0194
Conversion price	$0.0160	$0.019
Risk free rate	0.050%	0.050%
Expected volatility	143% - 151%	129%
Dividend yield	0%	0%
Expected life	1.58 years – 1.95 years	1.83 years

The fair value of the conversion option derivative liabilities is $204,847 at June 30, 2015. The increase (decrease) in the fair value of the conversion option derivative liability of $159 and $(648,269) is recorded as a (gain) loss in the unaudited condensed consolidated statements of operations for the years ended June 30, 2015 and 2014, respectively.

12. CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of June 30, 2015, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

During the year ended March 31, 2014, an unrelated shareholder and note holder of the Company advanced $516,009 of cash to the Company. These cash advances were classified as share subscriptions payable by the Company upon receipt based on fully executed share subscription agreements. At June 30, 2015, the unrelated shareholder, in addition to the shares that were due under the share subscription agreement, is claiming an additional $516,009 notes payable are due.  The unrelated shareholder asserts that these notes bearing interest from 4% to 6%, went into default on April 1, 2014 and have default interest of 9%.  The Company believes the claim for additional notes payable due of $516,009 plus accrued interest is unlikely to succeed because the Company did not execute notes payable agreements for $516,009 with the unrelated shareholder. As such, no additional liability for this claim has been recorded in these financial statements at June 30, 2015.

13. STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2015 and March 31, 2015:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2015 and March 31, 2014, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 1,000,000 shares and 325,000 shares issued and outstanding at June 30, 2015 and March 31, 2014, respectively.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 332,349,890 and 308,236,718 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively. Holders of Common Stock have one vote per share of Common Stock held.

Series A Preferred Stock

On June 10, 2015, the Company issued 625,000 shares of Series A Preferred Stock to Paul Thompson Sr., Chief Executive Officer and sole director of the Company, to satisfy obligations under share subscription agreements for $75,000 for settlement of accounts payable – related party included in share subscriptions payable.

Common Stock

On April 14, 2015 the Company issued 1,840,908 shares of common stock (valued at $28,818 and classified as common stock of $1,841 and additional paid-in capital of $26,977) to satisfy obligations under share subscription agreements for $21,318 for settlement of notes payable and $7,500 in services included in share subscriptions payable.

On April 21, 2015 the Company issued 4,745,452 shares of common stock (valued at $67,241 and classified as common stock of $4,745 and additional paid-in capital of $62,496)  to satisfy obligations under share subscription agreements for $36,441 for settlement of notes payable, $12,000 in services and $18,800 in cash receipts included in share subscriptions payable.

On May 13, 2015 the Company issued 3,176,134 shares of common stock (valued at $49,289 and classified as common stock of $3,176 and additional paid-in capital of $46,113)  to satisfy obligations under share subscription agreements for $30,289 for settlement of notes payable, $10,000 in equipment and $9,000 in cash receipts included in share subscriptions payable.

On June 10, 2015 the Company issued 5,830,863 shares of common stock (valued at $81,482 and classified as common stock of $5,831 and additional paid-in capital of $75,651)  to satisfy obligations under share subscription agreements for $49,448 for settlement of accounts payable, $9,534 in services and $22,500 in cash receipts included in share subscriptions payable.

On June 23, 2015 the Company issued 1,800,000 shares of common stock (valued at $32,000 and classified as common stock of $1,800 and additional paid-in capital of $30,200)  to satisfy obligations under share subscription agreements for $12,000 in services and $20,000 in cash receipts included in share subscriptions payable.

On April 18, 2015 and May 1, 2015, the Company issued a total of 6,719,815 shares of common stock valued at $126,886 and classified as common stock of $6,720 and additional paid-in capital of $120,166 ($0.0189 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $54,566 and loss on settlement of debt of $72,320.

Series A Preferred Stock Payable

During the three months ended June 30, 2015, the Company issued subscriptions payable for 625,000 shares of Series A Preferred Stock valued at $75,000 and classified as Series A Preferred Stock of $625 and additional paid-in capital of $74,375 ($0.12 per share) to Paul Thompson Sr., Chief Executive Officer and sole director of the Company, for $75,000 for settlement of accounts payable – related party.

Common Stock Payable

During the three months ended June 30, 2015, the Company issued subscriptions payable for 3,686,652 shares of common stock ($0.0102 per share) for $37,776 in cash.

During the three months ended June 30, 2015, the Company issued subscriptions payable for 5,831,166 shares of common stock for services valued at $84,974 ($0.0146 per share).

During the three months ended June 30, 2015, the Company issued subscriptions payable for 312,500 shares of common stock for purchase of equipment valued at $10,000 ($0.0320 per share).

During the three months ended June 30, 2015, the Company issued subscriptions payable for 2,900,000 shares of common stock for settlement of accounts payable valued at $49,448 ($0.0171 per share).

During the three months ended June 30, 2015, the Company issued subscriptions payable for 7,863,633 shares of common stock for settlement of notes payable valued at $112,149 ($0.0143 per share).

14.  SUBSEQUENT EVENTS

Common Stock

On July 9, 2015 the Company issued 7,796,966 shares of common stock to satisfy obligations under share subscription agreements for $78,037 for settlement of notes payable, $14,200 in services and $12,500 in cash receipts included in share subscriptions payable.

On July 28, 2015, the Company issued a total of 1,000,000 shares of common stock to JMJ Financial for conversion of principal and interest of $26,000.

On July 28, 2015, the Company issued a total of 2,877,698 shares of common stock to Typenex Co-Investment, LLC for conversion of principal and interest of $8,100.

On July 29, 2015 the Company issued 2,078,333 shares of common stock to satisfy obligations under share subscription agreements for $9,740 in services and $15,000 in cash receipts included in share subscriptions payable.

On August 6, 2015 the Company issued 2,125,000 shares of common stock to satisfy obligations under share subscription agreements for $13,500 in services and $12,000 in cash receipts included in share subscriptions payable.

On August 10, 2015, the Company issued a total of 1,100,000 shares of common stock to JMJ Financial for conversion of principal and interest of $8,800.

Common Stock Payable

From July 1, 2015 to August 10, 2015, the Company issued subscriptions payable for 2,100,000 shares of common stock for services valued at $36,000 ($0.0171 per share).

From July 1, 2015 to August 10, 2015, the Company issued subscriptions payable for 10,232,892 shares of common stock for settlement of notes payable valued at $102,329 ($0.0100 per share).

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

On July 7, 2015, Mexus deposited $75,000 of cash received from Argonaut in accordance with this Agreement.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

The above work was completed before any systematic exploration was done because if no recovery method could be found relatively quickly, the project would move more slowly because of the lead time involved, Mexus began work on an Environmental Impact Statement for the likely operational area (a total of 4 hectares to begin).  In order to complete the EIS, figures for estimated tonnages were submitted to cover the hoped for volume.  To date, no suitable recovery method was found due primarily to the partial oxidation of the principally sulfide deposit
The Environmental Permits run for 35 years so there is time for further investigation.

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

While the Company, as of June 30, 2015, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three month periods ended June 30, 2015 and 2014. All amounts herein are in U.S. dollars.

Three Months Ended June 30, 2015 compared with the Three Months Ended June 30, 2014

We had a net loss during the three months ended June 30, 2015 of $369,098 compared to a net income of $744,407 during the same period in 2014.  The increase in net loss is primarily attributable to (i) an increase in exploration costs of $21,482 (ii) an increase of loss on settlement of debt of $70,367 (iii) a decrease in gain on derivative liabilities of $1,121,433. The gain on derivative liabilities is primarily due to a decrease in the share price of common stock of the Company, the decreased expected life of conversion options and warrants and a decrease in the conversion and exercise price of convertible bonds and warrants due to an anti-dilution clauses.

Revenue

For the three months ended June 30, 2015, we had revenues of $17,644 compared to $999 for the three months ended June 30, 2014.  The increase is due to placer gold mining operations in México.

Operating Expenses

Total operating expenses increased to $407,571 during three months ended June 30, 2015, compared to $282,764 for the three months ended June 30, 2014.  The increase in operating expenses was primarily due to increases in exploration costs and loss on settlement of debt.

Other Income (Expense)

We reported $20,829 of other income during the three months ended June 30, 2015 compared to $1,026,172 other income during the same period in 2014.

         Changes in other income (expense) is mainly attributable to:

        (a) Recovery of sales taxes in Mexico of $41,460.

       (b) The fair value of the secured convertible promissory note derivative and warrant derivative liabilities is $609,673 at June 30, 2015. The decrease in the fair value of the derivative liabilities of $33,194 is recorded as a gain in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2015, we had cash of $4,417 compared to $2,747 at March 31, 2015.

Our equipment decreased to $1,140,929 at June 30, 2015, compared to $1,212,849 at March 31, 2015. The decrease in equipment is largely due to depreciation expense of $81,920 during the three months ended June 30, 2015.
Our mineral properties had no change during the three month period.

Equipment under construction of $72,939 remained unchanged at June 30, 2015 and March 31, 2015.

Total assets decreased to $1,732,565 at June 30, 2015, compared to $1,794,482 at March 31, 2015.  The majority of the decrease in assets relates depreciation of equipment.

Our total liabilities decreased to $1,567,613 at June 30, 2015, compared to $1,786,164 as of March 31, 2015.  The decrease in our total liabilities can be primarily attributed the decrease in accounts payable – related party and secured promissory notes net of unamortized debt discount..

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2015, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 10, 2015, the Company issued 625,000 shares of Series A Preferred Stock to Paul Thompson Sr., Chief Executive Officer and sole director of the Company, to satisfy obligations under share subscription agreements for $75,000 for settlement of accounts payable – related party included in share subscriptions payable

On April 14, 2015 the Company issued 1,840,908 shares of common stock (valued at $28,818 and classified as common stock of $1,841 and additional paid-in capital of $26,977) to satisfy obligations under share subscription agreements for $21,318 for settlement of notes payable and $7,500 in services included in share subscriptions payable.

On April 21, 2015 the Company issued 4,745,452 shares of common stock (valued at $67,241 and classified as common stock of $4,745 and additional paid-in capital of $62,496)  to satisfy obligations under share subscription agreements for $36,441 for settlement of notes payable, $12,000 in services and $18,800 in cash receipts included in share subscriptions payable.

On May 13, 2015 the Company issued 3,176,134 shares of common stock (valued at $49,289 and classified as common stock of $3,176 and additional paid-in capital of $46,113)  to satisfy obligations under share subscription agreements for $30,289 for settlement of notes payable, $10,000 in equipment and $9,000 in cash receipts included in share subscriptions payable.

On June 10, 2015 the Company issued 5,830,863 shares of common stock (valued at $81,482 and classified as common stock of $5,831 and additional paid-in capital of $75,651)  to satisfy obligations under share subscription agreements for $49,448 for settlement of accounts payable, $9,534 in services and $22,500 in cash receipts included in share subscriptions payable.

On June 23, 2015 the Company issued 1,800,000 shares of common stock (valued at $32,000 and classified as common stock of $1,800 and additional paid-in capital of $30,200)  to satisfy obligations under share subscription agreements for $12,000 in services and $20,000 in cash receipts included in share subscriptions payable.

On April 18, 2015 and May 1, 2015, the Company issued a total of 6,719,815 shares of common stock valued at $126,886 and classified as common stock of $6,720 and additional paid-in capital of $120,166 ($0.0189 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $54,566 and loss on settlement of debt of $72,320.

On July 9, 2015 the Company issued 7,796,966 shares of common stock to satisfy obligations under share subscription agreements for $78,037 for settlement of notes payable, $14,200 in services and $12,500 in cash receipts included in share subscriptions payable.

On July 28, 2015, the Company issued a total of 1,000,000 shares of common stock to JMJ Financial for conversion of principal and interest of $26,000.

On July 28, 2015, the Company issued a total of 2,877,698 shares of common stock to Typenex Co-Investment, LLC for conversion of principal and interest of $8,100.

On July 29, 2015 the Company issued 2,078,333 shares of common stock to satisfy obligations under share subscription agreements for $9,740 in services and $15,000 in cash receipts included in share subscriptions payable.

On August 6, 2015 the Company issued 2,125,000 shares of common stock to satisfy obligations under share subscription agreements for $13,500 in services and $12,000 in cash receipts included in share subscriptions payable.

On August 10, 2015, the Company issued a total of 1,100,000 shares of common stock to JMJ Financial for conversion of principal and interest of $8,800.

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

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on June 30, 2015. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. As of June 30, 2015, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  Accrued interest of $34,662 is included in accounts payable and accrued liabilities.

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

During the year ended March 31, 2014, the Company received cash advances of $15,000 and repaid $500 from an unrelated shareholder of the Company. These advances bear interest of 10%, are unsecured and are due within 60 days. At June 30, 2015 and March 31, 2015, the balance of these advances totaled $14,500 and $14,500, respectively. At March 31, 2015 and 2014, accrued interest of $2,494 and $2,132 on this note have been included in accounts payable and accrued liabilities, respectively. At June 30, 2015, these notes were in default. There are no default provisions stated in the notes.

During the year ended March 31, 2015, the Company received various cash advances totaling $286,757 from twenty-two investors. In addition, during the three months ended June 30, 2015, the Company received various cash advances totaling $17,500 from three investors. These advances are unsecured and are due within 30 to 90 days of issue. Upon receipt of the cash advance, the Company paid each of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid within 90 days by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.011 per share to $0.040 per share.  At June 30, 2015 and March 31, 2015, debt discount of $5,444 and $14,922, respectively has been recorded on the consolidated balance sheet related to these cash advances. At June 30, 2015, $69,300 of these notes were in default. There are no default provisions stated in the notes. Of the $304,257 received, $30,000 plus interest of $5,000 is required to be repaid upon the sale of specified equipment.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Statements

Condensed Consolidated Balance Sheets at June 30, 2015 (unaudited) and March 31, 2015

Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Amended and Restated Bylaws dated December 30, 2005	3.3	10-SB	1/24/2007
Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Santa Lena Report	99.1			X

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema Document	101.SCH

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF

XBRL Taxonomy Extension Label Linkbase Document	101.LAB

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 19, 2015

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director