Form 10-Q
period 2015-09-30
Mexus Gold US
filed 2015-11-23
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 20, 2015, 388,410,392 shares of our common stock were issued and outstanding.

PART I
ITEM 1.FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ -	$ 2,747
Prepaid share-based compensation	3,333	-
TOTAL CURRENT ASSETS	3,333	2,747

FIXED ASSETS
Equipment, net of accumulated depreciation	1,039,944	1,212,849
TOTAL FIXED ASSETS	1,039,944	1,212,849

OTHER ASSETS
Equipment under construction	72,939	72,939
Property costs	505,947	505,947
TOTAL OTHER ASSETS	578,886	578,886

TOTAL ASSETS	$ 1,622,163	$ 1,794,482

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$ 12,093	$ -
Accounts payable and accrued liabilities	133,127	173,640
Accounts payable - related party	55,998	83,798
Deposit	75,000	-
Notes payable (net unamortized debt discount of $14,756 and $14,922, respectively)	75,552	391,135
Note payable - related party	138,589	186,792
Promissory notes (net of unamortized debt discount of $127,015 and $0, respectively)	371,958	255,000
Secured convertible promissory note (net of unamortized debt discount of $65,405 and $67,361, respectively)	21,461	120,536
Secured convertible promissory note derivative liabilities	115,693	167,678
Warrant derivative liability	334,270	407,585
TOTAL CURRENT LIABILITIES	1,333,741	1,786,164

TOTAL LIABILITIES	1,333,741	1,786,164

SHAREHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
500,000,000 shares of common stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2015)	1,000	375
376,268,049 shares of common stock (308,236,718 - March 31, 2015)	376,276	308,237
Additional paid-in capital	17,354,076	16,100,205
Share subscription payable	452,867	559,260
Accumulated deficit	(17,895,797)	(16,959,759)
TOTAL SHAREHOLDERS' EQUITY	288,422	8,318

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 1,622,163	$ 1,794,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September		Six Months Ended September
	2015	2014	2015	2014
REVENUES
Revenues	$ 710	$ -	$ 18,354	$ 999
Total revenues	710	-	18,354	999

Expenses
General and administrative	232,070	189,862	387,338	319,142
Exploration costs	76,031	80,889	141,275	124,651
Stock-based expense - consulting services	227,483	119,366	296,124	176,366
Loss on sale of equipment	37,786	-	37,786	4,672
Loss on settlement of debt	145,475	4,206	263,892	52,256
Total operating expenses	718,845	394,323	1,126,415	677,087

OTHER INCOME (EXPENSE)
Other income	62,264	-	103,724	-
Interest expense	(73,401)	(148,745)	(136,301)	(240,444)
Foreign exchange gain (loss)	2,620	98	11,695	(6,065)
Gain on derivative liabilities	159,711	92,663	192,905	1,216,696
	151,194	(55,984)	172,023	970,187

NET (LOSS) INCOME	(566,941)	(450,307)	(936,038)	294,099

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on marketable securities	-	(19,724)	-	(60,843)
	-	(19,724)	-	(60,843)

COMPREHENSIVE INCOME (LOSS)	$ (566,941)	$ (470,031)	$ (936,038)	$ 233,256

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00

WEIGHTED AVERAGE NUMBER OFCOMMON SHARES
OUTSTANDING- BASIC AND DILUTED	351,793,477	257,538,138	336,668,472	255,670,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (936,038)	$ 294,099
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	159,629	167,270
Loss on sale of equipment	37,786	4,672
Loss on settlement of debt, accounts payable	263,892	52,256
Stock-based compensation - services	296,124	176,366
Interest expense	120,700	213,533
Gain on derivatives	(192,905)	(1,216,696)
Changes in operating assets and liabilities:
Prepaid and other assets	-	(13,166)
Accounts payable and accrued liabilities, including related parties	45,059	70,836
Deposit	75,000	-
NET CASH USED IN OPERTATING ACTIVITIES	(130,753)	(250,830)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,660)	-
Proceeds from sale of equipment	8,500	41,000
NET CASH USED IN INVESTING ACTIVITES	6,840	41,000
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	12,093	(4,053)
Proceeds from issuance of notes payable	77,000	168,000
Payment of notes payable	(40,000)	-
Proceeds from issuance of convertible promissory notes	50,000	-
Advances from related party	2,057	61,741
Payment on advances from related party	(50,260)	(35,328)
Proceeds from issuance of common stock	70,276	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	121,166	210,360

INCREASE (DECREASE) IN CASH	(2,747)	530

CASH, BEGINNING OF PERIOD	2,747	-

CASH, CONTINUED OPERATIONS AT THE END OF PERIOD	$ -	$ 530

Supplemental disclosure of cash flow information:
Interest paid	$ 12,486	$ -
Taxes paid	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable	$ 359,340	$ 228,828
Shares issued for equipment purchase	$ 31,500	$ -
Shares issued to settle accounts payable	$ 124,448	$ -
Shares issued to settle convertible note	$ 427,663	$ -
Shares issued to settle stock payable	$ 924,694	$ -
Shares issued to settle interest payable	$ 36,470	$ -
Discount for derivative liability recognized on issuance of convertible notes	$ 67,604	$ -
Discount for beneficial conversion feature recognized on issuance of notes payable	$ 38,500	$ -
Notes payable settled on issuance of convertible promissory note	$ 181,001	$ -
Stock payable settled on issuance of convertible promissory note	$ 168,029	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015
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

On March 24, 2014, the Company resigned as the operator of the Joint Venture with Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. and sold 50 shares of the minimum fixed capital stock of Mexus Enterprises S.A. de C.V. to First Pursuit Silver de Mexico S. de R.L. de C.V. for the following consideration: Assumption of $468,000 of accounts payable; Payment of $100,000 and $100,000 on July 2014 and July 2015, respectively, on behalf of the Company to Minerales de Tarchi S. de R.L. de C.V. for lease payments under an exploration agreement; 1,660,000 shares of common stock of Silver Pursuit Resources Limited; and $4,000,000 due on or before March 24, 2015. The Company could recover its 50% interest sold should the purchaser not fulfill the terms of the sale. As of September 30, 2015 the Company has not been successful in obtaining the shares we were to receive, accordingly we have recorded an impairment of $96,150 on December 31, 2014, to fully impair the value of the investment as it is uncertain if the Company will be able to obtain such shares.

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

Warrants and conversion features have not been included in the calculation of dilutive earing per share as the effect would be anti-dilutive

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

3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $17,895,797 at September 30, 2015. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

5.  ACCOUNTS PAYABLE – RELATED PARTIES

During the six months ended September 30, 2015 and 2014, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $22,800 and $22,800, respectively.  At September 30, 2015 and March 31, 2015, $10,998 and $83,798 for this obligation is outstanding, respectively.

On June 10, 2015, the Company issued 625,000 shares of Series A Preferred Stock ($0.12 per share) to Paul Thompson Sr., Chief Executive Officer and sole director of the Company, for $75,000 for settlement of accounts payable – related party.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In additional, Mr. Thompson is due 2,000,000 shares of common stock valued at the 5 day average closing price each fiscal quarter. At September 30, 2015, $45,000 of compensation due is included in accounts payable – related party and $29,800 ($0.0149 per share) of stock due is included in share subscriptions payable.

6.  DEPOSIT

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

According to the Agreement, Mexus will transfer its Mining Concessions into a newly formed Mexican Company (“Newco”), and Argonaut will have the sole option to purchase up to 80% ownership of Newco in accordance with the terms of the Agreement.  The initial option period expires on December 31, 2015.

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

On July 7, 2015, Mexus deposited $75,000 of cash received from Argonaut in accordance with this Agreement. The proceeds from the issue of the option is accounted for using the option method. If the option is exercised, the Company will include the option proceeds in the sales value of the property.  If the option is not exercised, the Company will recognize the option proceeds as income at the time the option expires.

7.  NOTES PAYABLE – RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  As of September 30, 2015 and March 31, 2015, notes payable due to Taurus Gold Inc. totaled $136,532 and $186,792, respectively.

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company. North Pacific Gold is controlled by Paul Thompson, Jr. an immediate family member of Paul D. Thompson, the sole director and officer of the Company. On June 29, 2015, North Pacific Gold advanced the Company $7,500 in cash. This loan is due in 90 days, unsecured and bears interest of 6% per annum and is repayable in cash or Company common stock at market value at the option of the Company.  As of September 30, 2015 notes payable due to North Pacific Gold totaled $2,057.

8.  NOTES PAYABLE

On August 24, 2015, the Company issued a convertible promissory note (“Note”) for a total amount of $343,973 due on February 24, 2017 with William H. Brinker (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the issuance date. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $458,402 prior to the issuance of the Note comprising unsecured promissory note dated January 8, 2013 of $140,000, promissory note of $100,000 dated April 18, 2013, various notes payable of $41,001, interest payable of $9,372 and share subscriptions payable of $168,029. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 8,732,880 shares of common stock with a fair value of $134,486 ($0.0154 per share) which as recorded as debt discount. The issuance of the Note resulted in gain on settlement of $114,429. At September 30, 2015, the Note is recorded net of discount of $127,015.

On January 8, 2013, the Company entered into an unsecured promissory note agreement with William H. Brinker in the amount of $185,000.  The note is due on demand upon the occurrence of certain events and at the discretion of the note holder. A finance charge of $5,000 is due on or before March 31, 2013. The note is secured by 5,000,000 shares of common stock of Mexus Gold US pledged by the Company and certain mining equipment including a radial stacker and cone crushing plant.  On April 1, 2013, the Company repaid $50,000 in principal. On August 24, 2015, the remaining balance of this unsecured promissory note of $140,000 was settled in full on issuance of the convertible promissory note ($140,000 – March 31, 2015).

On February 4, 2014, the Company received a cash advance of $30,000 for a note payable with a face value of $36,000 with no specific terms of repayment secured by a mobile crusher unit. At September 30, 2015 and March 31, 2015, the balance of this note is $0 and $30,000, respectively.  The note principle was paid in full through the conversion of shares on July 9, 2015.  At September 30, 2015 and March 31, 2015, accrued interest of $0 and $6,000 on this note have been included in accounts payable and accrued liabilities, respectively.

During the year ended March 31, 2014, the Company received cash advances of $15,000 and repaid $500 from an unrelated shareholder of the Company. The note principal and interest was paid in full through the conversion of shares on July 9, 2015. These advances bear interest of 10%, are unsecured and are due within 60 days. At September 30, 2015 and March 31, 2015, the balance of these advances totaled $0 and $14,500, respectively.

During the year ended March 31, 2014, the Company received cash advances of $209,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,700,020 shares of common stock valued at $70,000. On August 24, 2015, the remaining balance of this unsecured promissory note of $140,000 was settlement in full on issuance of the convertible promissory note ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636. On August 24, 2015, $37,001 of these advances were settled on issuance of the convertible promissory note. At September 30, 2015 and March 31, 2015, the balance of these advances totaled $15,000 and $52,001, respectively.

During the year ended March 31, 2015, the Company received various cash advances totaling $286,757 from twenty-two investors. In addition, during the six months ended September 30, 2015, the Company received various cash advances totaling $62,000 from seven investors. These advances are unsecured and are due within 30 to 90 days of issue. Upon receipt of the cash advance, the Company paid each of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid within 90 days by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.011 per share to $0.040 per shard.  During the six months ended note principal of $153,500 was paid through the issuance of shares of common stock.  At September 30, 2015 and March 31, 2015, the balance of these advances totaled $72,808 and $167,056, respectively. At September 30, 2015 and March 31, 2015, debt discount of $14,756 and $14,922, respectively has been recorded on the consolidated balance sheet related to these cash advances. At September 30, 2015, $12,300 of these notes were in default. There are no default provisions stated in the notes. Of the $348,757 received, $30,000 plus interest of $5,000 is required to be repaid on December 31, 2015 and is secured by an assignment of payments due from Argonaut.

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At September 30, 2015 and March 31, 2015, the balances on this note totalled $2,500 and $2,500, respectively.  At September 30, 2015 and March 31, 2015, accrued interest of $3,540 and $3,540 on this note have been included in accounts payable and accrued liabilities, respectively.

Amortization of debt discount was $10,800 and $81,450 for the six months ended September 30, 2015, respectively, and $6,244 and $81,450 for the three months ended September 30, 2015, respectively.

9. PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on September 30, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of the convertible promissory note. At September 30, 2015 and March 31, 2015, outstanding Promissory Notes were $155,000 and $255,000, respectively. As of September 30, 2015, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  Accrued interest of $23,832 is included in accounts payable and accrued liabilities.

10. CONVERTIBLE PROMISSORY NOTES

Typenex Co-Investment, LLC

On June 12, 2013, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC (“Typenex”), for the sale of an 8% Secured Convertible Promissory Note (“Notes”) in the principal amount of $557,500 consisting of an initial tranche of $307,500 comprising of $250,000 of cash at closing, Typenex legal expenses in the amount of $7,500 and a $50,000 original issue discount and an additional tranche $250,000 in cash. On June 12, 2013, the Company closed on the initial tranche and received $250,000 in cash. On August 8, 2013, the Company closed on the second tranche and received $125,000 in cash. The Company has not closed on the final tranche for $125,000 in cash. The Company has no obligation to pay Typenex any amounts on the unfunded portion of the Note. The Notes have a maturity date that is thirteen months after the issuance date. Typenex has been granted a security interest in the property of the Company. At the option of the holder, all principal, costs, charges and interest amounts outstanding under all of the Notes shall be exchanged for shares of the Company’s common stock at the Conversion Price of $0.23 per share. The Conversion Price is subject to an anti-dilution adjustment in the event the Company at any time, while the Notes are outstanding, issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.23 a share.

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

	Six months Ended September 30, 2015	Year Ended March 31, 2015
Opening balance	$ 102,842	$ 282,861
Conversion of principal into shares of common stock	(105,623)	(268,663)
Amortization of discount on Note and accrued interest	2,781	88,644

Closing balance	$ -	$ 102,842

JMJ Financial

On January 28, 2015, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount. The Company may repay the Note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.029 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On January 28, 2015, the Company received cash of $50,000 in the first tranche, which was net of original issue discount of $5,000. During the six months ended, the Holder converted 6,200,000 shares of common stock of the Company with a fair value of $116,940 to settle $46,085 of principal and interest. At September 30, 2015, the principal and interest outstanding for the first tranche of the Note of $20,343 is recorded net of unamortized debt discount of $4,928.

LGH Investments, Inc.

On April 6, 2015, the Company issued a Convertible Promissory Note (“Note”) to LGH Investments, Inc. (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.019 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On April 6, 2015, the Company received cash of $25,000 in the first tranche, which was net of original issue discount of $2,500. At September 30, 2015, the first tranche of the Note is recorded net of unamortized debt discount of $26,760.

Lucas Hoppel

On June 11, 2015, the Company issued a Convertible Promissory Note (“Note”) to Lucas Hoppel (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.018 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On June 11, 2015, the Company received cash of $25,000 in the first tranche, which was net of original issue discount of $2,500. At September 30, 2015, the first tranche of the Note is recorded net of unamortized debt discount of $33,707.

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

The Company’s warrant derivative liability has been measured at fair value at September 30, 2015 and March 31, 2015 using a binomial model. Since the Exercise Price contains an anti-dilution adjustment, the probability that the Exercise Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.01 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

	September 30, 2015	March 31, 2015
Market price	$0.0149	$0.0194
Conversion price	$0.0100	$0.0110
Risk free rate	0.92%	0.89%
Expected volatility	138%	121%
Dividend yield	0%	0%
Expected life	35 months	38 months

The fair value of the warrant derivative liability is $334,270 at September 30, 2015. The increase (decrease) in the fair value of the warrant liability of $(73,315) and $(678,055) has been recorded as a (gain) loss in the unaudited condensed consolidated statements of operations for the six months ended September 30, 2015 and 2014, respectively.

12. CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

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

The Company’s convertible promissory note derivative liabilities has been measured at fair value at March 31, 2015 and 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.01 per share and the conversion price has been adjusted accordingly. At September 30, 2015, the Convertible Promissory Note with Typenex was paid in full. As such, the fair value of the conversion feature at September 30, 2015 is $0 (See Note 10).

The inputs into the binomial model are as follows:

March 31, 2015
Closing share price	$0.0194
Conversion price	$0.011
Risk free rate	0.14%
Expected volatility	180%
Dividend yield	0%
Expected life	0.5 years

Additionally, the Convertible Promissory Notes with JMJ Financial with an issue date of January 28, 2015, LGH Investments, Inc. with an issue date of April 6, 2015 and Lucas Hoppel with an issue date of June 11, 2015 was accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities has been measured at fair value at September 30, 2015, June 11, 2015, April 6, 2015 and March 31, 2015 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

	September 30, 2015	March 31, 2015
Closing share price	$0.0149	$0.0194
Conversion price	$0.0160	$0.019
Risk free rate	0.050%	0.050%
Expected volatility	143% - 151%	129%
Dividend yield	0%	0%
Expected life	1.58 years – 1.95 years	1.83 years

The fair value of the conversion option derivative liabilities is $115,693 at September 30, 2015. The increase (decrease) in the fair value of the conversion option derivative liability of $(119,589) and $(538,641) is recorded as a (gain) loss in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2015 and 2014, respectively.

13. CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of September 30, 2015, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

14. STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2015 and March 31, 2015:

Preferred Stock, $.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $.001 par value share; 1,000,000 shares authorized: 1,000,000 shares and 325,000 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 376,268,049 and 308,236,718 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On July 9, 2015 the Company issued 7,796,966 shares of common stock to satisfy obligations under share subscription agreements for $63,000 for settlement of notes payable, $14,200 in services and $12,500 in cash receipts included in share subscriptions payable.

On July 29, 2015 the Company issued 2,078,333 shares of common stock to satisfy obligations under share subscription agreements for $8,490 in services and $15,000 in cash receipts included in share subscriptions payable.

On August 6, 2015 the Company issued 2,125,000 shares of common stock to satisfy obligations under share subscription agreements for $25,500 in services included in share subscriptions payable.

On August 14, 2015 the Company issued 1,500,000 shares of common stock to satisfy obligations under share subscription agreements for $38,150 in services included in share subscriptions payable.

On September 2, 2015 the Company issued 10,207,799 shares of common stock to satisfy obligations under share subscription agreements for $207,988 for settlement of notes payable, $29,000 in services and $12,776 in cash receipts included in share subscriptions payable.

On September 18, 2015 the Company issued 1,109,090 shares of common stock to satisfy obligations under share subscription agreements for $10,000 for settlement of notes payable and $2,000 in cash receipts included in share subscriptions payable.

On September 21, 2015 the Company issued 6,500,000 shares of common stock to satisfy obligations under share subscription agreements for $48,750 for settlement of notes payable, $48,500 in services and $10,000 in cash receipts included in share subscriptions payable.

On July 28, 2015 and September 2, 2015, the Company issued a total of 12,370,789 shares of common stock valued at $242,400 ($0.0196 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $96,336 and loss on settlement of debt of $146,064.

On July 28, 2015, August 10, 2015, August 24, 2015, September 1, 2015, September 15, 2015 and September 24, 2015, the Company issued a total of 6,200,000 shares of common stock valued at $116,940 ($0.0189 per share) to JMJ Financial for conversion of principal and interest of $46,085 and loss on settlement of debt of $70,855.

Series A Preferred Stock

During the six months ended September 30, 2015, the Company issued subscriptions payable for 625,000 shares of Series A Preferred Stock valued at $75,000 and classified as Series A Preferred Stock of $625 and additional paid-in capital of $74,375 ($0.12 per share) to Paul Thompson Sr., Chief Executive Officer and sole director of the Company, for $75,000 for settlement of accounts payable – related party.

Common Stock Payable

During the six months ended September 30, 2015, the Company issued subscriptions payable for 6,754,833 shares of common stock ($0.0104 per share) for $70,276 in cash.

During the six months ended September 30, 2015, the Company issued subscriptions payable for 17,431,166 shares of common stock for services valued at $296,124 ($0.0170 per share).

During the six months ended September 30, 2015, the Company issued subscriptions payable for 1,103,240 shares of common stock for purchase of equipment valued at $31,350 ($0.0284 per share).

During the six months ended September 30, 2015, the Company issued subscriptions payable for 3,525,000 shares of common stock for settlement of accounts payable valued at $124,448 ($0.0353 per share).

During the six months ended September 30, 2015, the Company issued subscriptions payable for 24,270,169 shares of common stock for settlement of notes payable valued at $427,663 ($0.0176 per share).

During the six months ended September 30, 2015, the Company issued subscriptions payable for 1,215,674 shares of common stock for settlement of interest payable valued at $36,470 ($0.0300 per share).

On August 24, 2015, $168,029 of share subscriptions payable for 3,517,040 shares of common stock due William H. Brinker were settled on issuance of the convertible promissory note.

15.  SUBSEQUENT EVENTS

Common Stock

Form October 1, 2015 to November 20, 2015, the Company issued a total of 12,142,343 shares of common stock valued at $152,432 ($0.0126 per share) to settle various secured convertible promissory notes for conversion of principal and interest of $57,315 and loss on settlement of debt of $95,117.

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in our Form 10-K filed with the SEC on July 14, 2015.

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

While the Company, as of September 30, 2015, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three month periods ended September 30, 2015 and 2014. All amounts herein are in U.S. dollars.

Three Months Ended September 30, 2015 compared with the Three Months Ended September 30, 2014

We had a net loss during the three months ended September 30, 2015 of $566,941 compared to a net loss of $450,307 during the same period in 2014.  The increase in net loss is primarily attributable to (i) an increase in stock-based expenses – consulting services of $108,117 (ii) an increase of loss on settlement of debt of $141,269 which was offset by (iii) an increase in gain on derivative liabilities of $67,048. The gain on derivative liabilities is primarily due to a decrease in the share price of common stock of the Company, the decreased expected life of conversion options and warrants and a decrease in the conversion and exercise price of convertible bonds and warrants due to an anti-dilution clauses.

Revenue

For the three months ended September 30, 2015, we had revenues of $710 compared to $0 for the three months ended September 30, 2014.  The increase is due to placer gold mining operations in México.

Operating Expenses

Total operating expenses increased to $718,845 during three months ended September 30, 2015, compared to $394,323 for the three months ended September 30, 2014.  The increase in operating expenses was primarily due to increases in exploration costs and loss on settlement of debt.

Other Income (Expense)

We reported $151,194 of other income during the three months ended September 30, 2015 compared to $(55,984) other income (expense) during the same period in 2014.

Changes in other income (expense) is mainly attributable to:

(a)	Recovery of sales taxes in Mexico of $62,264.

(b) The fair value of the secured convertible promissory note derivative and warrant derivative liabilities is $449,963 at September 30, 2015. The decrease in the fair value of the derivative liabilities of $159,711 is recorded as a gain in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2015.

Six months Ended September 30, 2015 compared with the Six months Ended September 30, 2014

We had a net loss during the six months ended September 30, 2015 of $936,038 compared to a net income of $294,099 during the same period in 2014.  The increase in net loss is primarily attributable to (i) an increase in stock-based expenses – consulting services of $119,758 (ii) an increase of loss on settlement of debt of $211,636 (iii) a decrease in gain on derivative liabilities of $1,023,791. The gain on derivative liabilities is primarily due to a decrease in the share price of common stock of the Company, the decreased expected life of conversion options and warrants and a decrease in the conversion and exercise price of convertible bonds and warrants due to an anti-dilution clauses.

Revenue

For the six months ended September 30, 2015, we had revenues of $18,354 compared to $999 for the six months ended September 30, 2014.  The increase is due to placer gold mining operations in México.

Operating Expenses

Total operating expenses increased to $1,126,415 during six months ended September 30, 2015, compared to $677,087 for the six months ended September 30, 2014.  The increase in operating expenses was primarily due to increases in exploration costs and loss on settlement of debt.

Other Income (Expense)

We reported $172,023 of other income during the six months ended September 30, 2015 compared to $970,187 other income during the same period in 2014.

Changes in other income (expense) is mainly attributable to:

    (a)  Recovery of sales taxes in Mexico of $103,724.

    (b) The fair value of the secured convertible promissory note derivative and warrant derivative liabilities is $449,963 at September 30, 2015. The decrease in the fair value of the derivative liabilities of $192,905 is recorded as a gain in the unaudited condensed consolidated statement of operations for the six months ended September 30, 2015.

Liquidity and Capital Resources

At September 30, 2015, we had bank overdraft of $12,093 compared to cash of $2,747 at March 31, 2015.

Our equipment decreased to $1,039,944 at September 30, 2015, compared to $1,212,849 at March 31, 2015. The decrease in equipment is largely due to depreciation expense of $159,629 during the six months ended September 30, 2015.
Our mineral properties had no change during the three month period.

Equipment under construction of $72,939 remained unchanged at September 30, 2015 and March 31, 2015.

Total assets decreased to $1,622,163 at September 30, 2015, compared to $1,794,482 at March 31, 2015.  The majority of the decrease in assets relates depreciation of equipment.

Our total liabilities decreased to $1,333,741 at September 30, 2015, compared to $1,786,164 as of March 31, 2015.  The decrease in our total liabilities can be primarily attributed the decrease in accounts payable – related party, secured promissory notes net of unamortized debt discount and derivative liabilities.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2015, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 9, 2015 the Company issued 7,796,966 shares of common stock to satisfy obligations under share subscription agreements for $63,000 for settlement of notes payable, $14,200 in services and $12,500 in cash receipts included in share subscriptions payable.

On July 29, 2015 the Company issued 2,078,333 shares of common stock to satisfy obligations under share subscription agreements for $8,490 in services and $15,000 in cash receipts included in share subscriptions payable.

On August 6, 2015 the Company issued 2,125,000 shares of common stock to satisfy obligations under share subscription agreements for $25,500 in services included in share subscriptions payable.

On August 14, 2015 the Company issued 1,500,000 shares of common stock to satisfy obligations under share subscription agreements for $38,150 in services included in share subscriptions payable.

On September 2, 2015 the Company issued 10,207,799 shares of common stock to satisfy obligations under share subscription agreements for $207,988 for settlement of notes payable, $29,000 in services and $12,776 in cash receipts included in share subscriptions payable.

On September 18, 2015 the Company issued 1,109,090 shares of common stock to satisfy obligations under share subscription agreements for $10,000 for settlement of notes payable and $2,000 in cash receipts included in share subscriptions payable.

On September 21, 2015 the Company issued 6,500,000 shares of common stock to satisfy obligations under share subscription agreements for $48,750 for settlement of notes payable, $48,500 in services and $10,000 in cash receipts included in share subscriptions payable.

On July 28, 2015 and September 2, 2015, the Company issued a total of 12,370,789 shares of common stock valued at $242,400 ($0.0196 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $96,336 and loss on settlement of debt of $146,064.

On July 28, 2015, August 10, 2015, August 24, 2015, September 1, 2015, September 15, 2015 and September 24, 2015, the Company issued a total of 6,200,000 shares of common stock valued at $116,940 ($0.0189 per share) to JMJ Financial for conversion of principal and interest of $46,085 and loss on settlement of debt of $70,855.

From October 1, 2015 to November 20, 2015, the Company issued a total of 12,142,343 shares of common stock valued at $152,432 ($0.0126 per share) to settle various secured convertible promissory notes for conversion of principal and interest of $57,315 and loss on settlement of debt of $95,117.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

During the year ended March 31, 2015, the Company received various cash advances totaling $286,757 from twenty-two investors. In addition, during the six months ended September 30, 2015, the Company received various cash advances totaling $62,000 from seven investors. These advances are unsecured and are due within 30 to 90 days of issue. Upon receipt of the cash advance, the Company paid each of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid within 90 days by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.011 per share to $0.040 per share. At September 30, 2015 and March 31, 2015, the balance of these advances totaled $72,808 and $167,056, respectively. At September 30, 2015 and March 31, 2015, debt discount of $14,756 and $14,922, respectively has been recorded on the consolidated balance sheet related to these cash advances. At September 30, 2015, $12,300 of these notes were in default. There are no default provisions stated in the notes. Of the $348,757 received, $30,000 plus interest of $5,000 is required to be repaid on December 31, 2015 and is secured by an assignment of payments due from Argonaut.

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  At September 30, 2015 and March 31, 2015, the balances on this note totalled $2,500 and $2,500, respectively.  At September 30, 2015 and March 31, 2015, accrued interest of $3,540 and $3,540 on this note have been included in accounts payable and accrued liabilities, respectively.

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on September 30, 2015. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of the convertible promissory note. At September 30, 2015 and March 31, 2015, outstanding Promissory Notes were $155,000 and $255,000, respectively. As of September 30, 2015, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  Accrued interest of $23,832 is included in accounts payable and accrued liabilities.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Statements

Condensed Consolidated Balance Sheets at September 30, 2015 (unaudited) and March 31, 2015

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2015 and 2014 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014 (unaudited)

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

November 23, 2015

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director