Form 10-Q
period 2015-12-31
Mexus Gold US
filed 2016-02-22
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

MEXUS GOLD US

Nevada	000-52413	20-4092640
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
1805 N. Carson Street, #150
Carson City, NV 89701
(Address of principal executive offices)

(916) 776 2166
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .  N      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .
Non-accelerated filer . (Do not check if smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	.
No	X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes	.
No	.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 22, 2016, 486,351,623 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$12,884	$2,747
TOTAL CURRENT ASSETS	12,884	2,747

FIXED ASSETS
Equipment, net of accumulated depreciation	667,870	1,212,849
TOTAL FIXED ASSETS	667,870	1,212,849

OTHER ASSETS
Equipment under construction	17,018	72,939
Equipment held for sale	283,216	-
Property costs	505,947	505,947
TOTAL OTHER ASSETS	806,181	578,886

TOTAL ASSETS	$1,486,935	$1,794,482

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$150,511	$173,640
Accounts payable - related party	109,598	83,798
Notes payable (net unamortized debt discount of $47,387 and $14,922, respectively)	119,157	391,135
Note payable - related party	135,031	186,792
Promissory notes (net of unamortized debt discount of $112,610 and $0, respectively)	367,552	255,000
Secured convertible promissory note (net of unamortized debt discount of $0 and $67,361, respectively)	-	120,536
Promissory note derivative liabilities	198,088	167,678
Warrant derivative liability	-	407,585
TOTAL CURRENT LIABILITIES	1,079,937	1,786,164

TOTAL LIABILITIES	1,079,937	1,786,164

SHAREHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of preferred stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
500,000,000 shares of common stock, $0.001 par value per share issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2015)	1,000	375
454,981,927 shares of common stock (308,236,718 - March 31, 2015)	454,987	308,237
Additional paid-in capital	18,128,754	16,100,205
Share subscription payable	552,136	559,260
Accumulated deficit	(18,729,879)	(16,959,759)
TOTAL SHAREHOLDERS' EQUITY	406,998	8,318

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,486,935	$1,794,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
REVENUES
Revenues	$86,656	$-	$105,010	$936
Total revenues	86,656	-	105,010	936

Expenses
General and administrative	172,600	201,764	559,938	520,843
Exploration	57,165	70,462	198,440	195,113
Stock-based expense - consulting services	215,598	99,242	511,722	275,608
Impairment of marketable securities	-	96,150	-	96,150
Loss on sale of equipment	26,386	-	64,172	4,672
Loss on settlement of debt	145,597	89,270	409,489	141,526
Total operating expenses	617,346	556,888	1,743,761	1,233,912

OTHER INCOME (EXPENSE)
Other	(1,955)	122,802	101,769	122,802
Interest	(155,500)	(137,075)	(291,801)	(377,119)
Foreign exchange	(1,166)	(5,340)	10,529	(11,502)
Loss (gain) on derivative liabilities	(408,983)	(181,979)	(216,078)	1,034,717
Gain on settlement of warrant liability	303,857	-	303,857	-
Impairment on equipment held for sale	(39,645)	-	(39,645)	-
	(303,392)	(201,592)	(131,369)	768,898

NET LOSS	$(834,082)	$(758,480)	$(1,770,120)	$(464,078)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	401,423,140	272,591,940	358,331,862	261,681,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,770,120)	$(464,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212,827	248,973
Loss on sale of equipment	64,172	4,672
Loss on settlement of debt, accounts payable	409,489	141,526
Stock-based compensation - services	511,722	275,608
Interest expense	279,534	282,032
Impairment of marketable securities	-	96,150
Loss on change in fair value of derivative instrument	216,078	(1,034,717)
Gain on settlement of warrant liability	(303,857)	-
Impairment of equipment held for sale	39,645	-
Changes in operating assets and liabilities:
Prepaid and other assets	-	(9,886)
Accounts payable and accrued liabilities, including related parties	114,027	122,065
NET CASH USED IN OPERATING ACTIVITIES	(226,483)	(337,655)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,660)	-
Purchase of equipment under construction	-	(34)
Proceeds from sale of equipment	34,050	41,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	32,390	40,966
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(4,053)
Proceeds from issuance of notes payable	178,500	228,400
Payment of notes payable	(40,764)	-
Proceeds from issuance of convertible promissory notes	50,000	-
Payment of convertible promissory notes	(6,000)	-
Advances from related party	29,567	65,743
Payment on advances from related party	(87,470)	(46,010)
Proceeds from issuance of common stock	80,397	90,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	204,230	334,680

INCREASE IN CASH	10,137	37,991

CASH, BEGINNING OF PERIOD	2,747	-

CASH, CONTINUED OPERATIONS AT THE END OF PERIOD	$12,884	$37,991

Supplemental disclosure of cash flow information:
Interest paid	$12,486	$43,749
Taxes paid	$-	$-

(Continued)

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable	$481,960	$363,948
Shares issued for settlement of warrant liability	$202,300	$-
Shares issued for equipment purchase	$31,350	$-
Shares issued to settle accounts payable	$124,448	$-
Shares issued to settle convertible note	$611,773	$-
Shares issued to settle stock payable	$1,311,892	$-
Shares issued to settle interest payable	$36,470	$-
Discount for derivative liability recognized on issuance of convertible notes	$67,604	$-
Discount for beneficial conversion feature recognized on issuance of notes payable	$49,959	$-
Settlement of note and interest by related party	$6,142	$-
Notes payable settled on issuance of convertible promissory note	$181,001	$-
Stock payable settled on issuance of convertible promissory note	$168,029	$-
Reclassification of equipment as held for sale	$283,216	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2015

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

2. BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the condensed consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at March 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

On March 24, 2014, the Company resigned as the operator of the Joint Venture with Minerals La Negra S. de R.L. de C.V. and Trinidad Pacifica S. de R.L. de C.V. and sold 50 shares of the minimum fixed capital stock of Mexus Enterprises S.A. de C.V. to First Pursuit Silver de Mexico S. de R.L. de C.V. for the following consideration: Assumption of $468,000 of accounts payable; Payment of $100,000 and $100,000 on July 2014 and July 2015, respectively, on behalf of the Company to Minerales de Tarchi S. de R.L. de C.V. for lease payments under an exploration agreement; 1,660,000 shares of common stock of Silver Pursuit Resources Limited; and $4,000,000 due on or before March 24, 2015. The Company could recover its 50% interest sold should the purchaser not fulfill the terms of the sale. As of December 31, 2014 the Company had not been successful in obtaining the shares that they were to receive, accordingly an impairment of $96,150 on December 31, 2014 to fully impair the value of the investment was recorded as it was uncertain if the Company will be able to obtain such shares. As of December 31, 2015 the Company has not been successful in obtaining the shares.

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

Warrants and conversion features have not been included in the calculation of dilutive earnings per share as the effect would be anti-dilutive.

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

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $18,729,879 at December 31, 2015. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

5. EQUIPMENT

	Cost	Accumulated Depreciation	December 31, 2015 Net Book Value	March 31, 2015 Net Book Value
Mining tools and equipment	$ 1,280,980	$ 670,378	$ 610,602	$ 1,117,568
Watercraft	153,510	99,542	53,968	70,415
Vehicles	116,491	113,191	3,300	24,866
	$ 1,550,981	$ 883,111	$ 667,870	$ 1, 212,849

During the nine months ended December 31, 2015, mining tools and equipment with a carrying value of $322,861 was reclassified as held for sale and an impairment of equipment held for sale of $39,645.

Depreciation expense for the nine months ended December 31, 2015 and 2014 was $212,827 and $248,973, respectively.

6. ACCOUNTS PAYABLE – RELATED PARTIES

During the nine months ended December 31, 2015 and 2014, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $34,200 and $34,200, respectively.  At December 31, 2015 and March 31, 2015, $19,598 and $83,798 for this obligation is outstanding, respectively.

On June 10, 2015, the Company issued 625,000 shares of Series A Preferred Stock ($0.12 per share) to Paul Thompson Sr., Chief Executive Officer and sole director of the Company, for $75,000 for settlement of accounts payable – related party.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In additional, Mr. Thompson is due 2,000,000 shares of common stock valued at the 5 day average closing price each fiscal quarter. At December 31, 2015, $90,000 of compensation due is included in accounts payable – related party and $36,800 for 4,000,000 shares of common stock due is included in share subscriptions payable.

7. DEPOSIT

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

On December 4, 2015, Argonaut notified the Company that it will not exercise its option for the Mining Concessions and the Agreement was terminated. The $75,000 cash deposit received by Mexus on July 7, 2015 is recognized as revenue in the consolidated statement of operations.

8. NOTES PAYABLE – RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  As of December 31, 2015 and March 31, 2015, notes payable due to Taurus Gold Inc. totaled $111,488 and $174,460, respectively.

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company. North Pacific Gold is controlled by Paul Thompson, Jr. an immediate family member of Paul D. Thompson, the sole director and officer of the Company. On June 29, 2015, North Pacific Gold advanced the Company $7,500 in cash. This loan is due in 90 days, unsecured and bears interest of 6% per annum and is repayable in cash or Company common stock at market value at the option of the Company.  As of December 31, 2015 and March 31, 2015, notes payable due to North Pacific Gold totaled $23,543 and $12,332, respectively.

9. NOTES PAYABLE

On January 8, 2013, the Company entered into an unsecured promissory note agreement with William H. Brinker in the amount of $185,000.  The note is due on demand upon the occurrence of certain events and at the discretion of the note holder. A finance charge of $5,000 is due on or before March 31, 2013. The note is secured by 5,000,000 shares of common stock of Mexus Gold US pledged by the Company and certain mining equipment including a radial stacker and cone crushing plant.  On April 1, 2013, the Company repaid $50,000 in principal. On August 24, 2015, the remaining balance of this unsecured promissory note of $140,000 was settled in full on issuance of the convertible promissory note ($140,000 – March 31, 2015). See Note 9.

On February 4, 2014, the Company received a cash advance of $30,000 for a note payable with a face value of $36,000 with no specific terms of repayment secured by a mobile crusher unit. At December 31, 2015 and March 31, 2015, the balance of this note is $0 and $30,000, respectively. The note principal was paid in full by way of cash and partly by conversion of shares on July 9, 2015. At December 31, 2015 and March 31, 2015, accrued interest of $0 and $6,000 on this note have been included in accounts payable and accrued liabilities, respectively.

During the year ended March 31, 2014, the Company received cash advances of $15,000 and repaid $500 from an unrelated shareholder of the Company. The note principal and interest was paid in full through the conversion of shares on July 9, 2015.  These advances bear interest of 10%, are unsecured and are due within 60 days. At December 31, 2015 and March 31, 2015, the balance of these advances totaled $0 and $14,500, respectively.

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,750,020 shares of common stock valued at $70,000. The shares were issued in settlement in of the convertible promissory note ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636. On August 24, 2015, $37,001 of these advances were settled on issuance of the convertible promissory note (See Note 9). At December 31, 2015 and March 31, 2015, the balance of these advances totaled $15,000 and $52,001, respectively.

During the year ended March 31, 2015, the Company received various cash advances totaling $286,757 from twenty-two investors. In addition, during the nine months ended December 31, 2015, the Company received various cash advances totaling $178,500 from seven investors. These advances are unsecured and are due within 30 to 90 days of issue. Upon receipt of the cash advance, the Company paid majority of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid within 90 days by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.010 per share to $0.040 per share. During the nine months ended note principal and interest of $427,163 was paid through the issuance of shares of common stock and $40,000 in cash. At December 31, 2015 and March 31, 2015, the balance of these advances totaled $166,544 and $167,056, respectively. At December 31, 2015 and March 31, 2015, debt discount of $47,387 and $14,922, respectively has been recorded on the consolidated balance sheet related to these cash advances. At December 31, 2015, $40,000 of these notes were in default. There are no default provisions stated in the notes. Of the $425,257 received, $30,000 plus interest of $5,000 is required to be repaid on December 31, 2015 and is secured by an assignment of payments due from Argonaut.

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010. The Company has not made the scheduled payments and is in default on this note as of December 31, 2011. The default rate on the note is eight percent.  On October 2015, Paul Thompson Sr., the Chief Executive Officer and sole director of the Company, personally paid the Note in full. At December 31, 2015 and March 31, 2015, the balances on this note totalled $0 and $2,500, respectively.  At December 31, 2015 and March 31, 2015, accrued interest of $3,540 and $3,540 on this note have been included in accounts payable and accrued liabilities, respectively.

Amortization of debt discount was $89,639 and $41,235 for the nine months ended December 31, 2015 and 2014, respectively, and $43,502 and $41,235 for the three months ended December 31, 2015 and 2014, respectively.

10. PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of the convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of the convertible promissory note. At December 31, 2015 and March 31, 2015, outstanding Promissory Notes were $95,000 and $255,000, respectively. As of December 31, 2015, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  Accrued interest of $23,832 is included in accounts payable and accrued liabilities.

On August 24, 2015, the Company issued a convertible promissory note (“Note”) for a total amount of $343,973 due on February 24, 2017 to William H. Brinker (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the issuance date. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $458,402 prior to the issuance of the Note comprising unsecured promissory note dated January 8, 2013 of $140,000, promissory note of $100,000 dated April 18, 2013, various notes payable of $41,001, interest payable of $9,372 and share subscriptions payable of $168,029. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 8,732,880 shares of common stock with a fair value of $134,486 ($0.0154 per share) which as recorded as debt discount. The issuance of the Note resulted in gain on settlement of $114,429. At December 31, 2015, the Note is recorded net of discount of $104,601. The net note balance as of December 31, 2015 and March 31, 2015 was $239,373 and $0, respectively.

On December 1, 2015, the Company issued a convertible promissory note (“Note”) dated August 24, 2015 for a total amount of $41,189 due on February 24, 2017 to David Long (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the date of the Note. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $60,000 prior to the issuance of the Note comprising a promissory note of $60,000 dated April 18, 2013. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 686,475 shares of common stock with a fair value of $10,297 ($0.015 per share) which as recorded as debt discount. The issuance of the Note resulted in gain on settlement of $18,811. At December 31, 2015, the Note is recorded net of discount of $8,009. The net note balance as of December 31, 2015 and March 31, 2015 was $33,180 and $0, respectively.

11. CONVERTIBLE PROMISSORY NOTES

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

	Nine months Ended December 31, 2015	Year Ended March 31, 2015
Opening balance	$102,842	$282,861
Conversion of principal into shares of common stock	(105,623)	(268,663)
Amortization of discount on Note and accrued interest	2,781	88,644

Closing balance	$-	$102,842

On April 18, 2015, May 1, 2015, July 28, 2015 and September 2, 2015, the Company issued a total of 12,370,789 shares of common stock valued at $242,400 ($0.0196 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $96,336 and loss on settlement of debt of $146,064.

JMJ Financial

On January 28, 2015, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount. The Company may repay the Note any time and if repaid within 90 days of date of issue, the interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.029 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On January 28, 2015, the Company received cash of $50,000 in the first tranche, which was net of original issue discount of $5,000. During the nine months ended December 31, 2015, the Holder converted 9,195,604 shares of common stock of the Company with a fair value of $152,689 to settle $61,600 of principal and interest. At December 31, 2015, the principal and interest outstanding for the first tranche of the Note was paid in full.

LGH Investments, Inc.

On April 6, 2015, the Company issued a Convertible Promissory Note (“Note”) to LGH Investments, Inc. (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.019 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On April 6, 2015, the Company received cash of $25,000 in the first tranche, which was net of original issue discount of $2,500. During the nine months ended December 31, 2015, the Holder converted 9,146,736 shares of common stock of the Company with a fair value of $116,682 to settle $41,800 of principal and interest. At December 31, 2015, the principal and interest outstanding for the first tranche of the Note was paid in full.

Lucas Hoppel

On June 11, 2015, the Company issued a Convertible Promissory Note (“Note”) to Lucas Hoppel (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.018 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On June 11, 2015, the Company received cash of $25,000 in the first tranche, which was net of original issue discount of $2,500. During the nine months ended December 31, 2015, the Company issued 20,000,000 shares of common stock of the Company with a fair value of $100,000 and paid $6,000 in cash to settle the Note in full.

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

The Company’s warrant derivative liability has been measured at fair value at December 31, 2015 and March 31, 2015 using a binomial model. Since the Exercise Price contains an anti-dilution adjustment, the probability that the Exercise Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.01 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

	November 12, 2015	March 31, 2015
Market price	$0.0125	$0.0194
Conversion price	$0.0046	$0.0110
Risk free rate	1.20%	0.89%
Expected volatility	145%	121%
Dividend yield	0%	0%
Expected life	32 months	38 months

On November 13, 2015, the Company entered into a Warrant Settlement Agreement whereby the Company agreed to issue 30,000,000 shares of common stock of the Company with a fair value of $357,000 ($0.0119 per share) for full settlement and cancelation of the Warrant issued in conjunction with the 8% Secured Convertible Promissory Note on June 12, 2013 to Typenex Co-Investment, LLC. As a result a warrant liability of $660,857 was settled and a gain on settlement of debt of $303,857 is recorded in the unaudited condensed consolidated statement of operations for the nine months ended December 31, 2015.

The fair value of the warrant derivative liability is $0 and $407,585 at December 31, 2015 and March 31, 2015, respectively. The increase (decrease) in the fair value of the warrant liability of $253,272 and $(365,388) has been recorded as a (gain) loss in the unaudited condensed consolidated statements of operations for the nine months ended December 31, 2015 and 2014, respectively.

13. PROMISSORY NOTE DERIVATIVE LIABILITY

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

The Company’s convertible promissory note derivative liabilities has been measured at fair value at March 31, 2015 and 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.01 per share and the conversion price has been adjusted accordingly. At December 31, 2015, the Convertible Promissory Note with Typenex was paid in full. As such, the fair value of the conversion feature at December 31, 2015 is $0 (See Note 10).

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

The inputs into the Black-Scholes models are as follows:

	September 30, 2015	March 31, 2015
Closing share price	$0.0149	$0.0194
Conversion price	$0.0160	$0.019
Risk free rate	0.050%	0.050%
Expected volatility	143% - 151%	129%
Dividend yield	0%	0%
Expected life	1.58 – 1.95 years	1.83 years

The fair value of the conversion option derivatives is $0 and $167,678 at December 31, 2015 and March 31, 2015, respectively. The increase (decrease) in the fair value of the convertible promissory note derivative liabilities of $(235,282) and $(669,328) has been recorded as a (gain) loss in the unaudited condensed consolidated statements of operations for the nine months ended December 31, 2015 and 2014, respectively.

At December 31, 2015, the Company determined that is does not have sufficient authorized and unissued shares to settle contractual obligations for stock payable, Series A Convertible Preferred Stock and convertible notes. After allocating available shares of common stock to various contracts, there is a shortfall of 82,731,750 shares to satisfy obligations for convertible notes. As a result, the obligation to deliver shares was reclassified from equity to liabilities and a $198,088 promissory note obligation is recorded on the condensed consolidated balance sheet at December 31, 2015.

The inputs into the Black-Scholes models are as follows:

December 31, 2015
Closing share price	$0.0035
Conversion price	$0.0046 to $0.0110
Risk free rate	0.050%
Expected volatility	209% to 271%
Dividend yield	0%
Expected life	0.12 to1.15 years

14. CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of December 31, 2015, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

15. STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2015 and March 31, 2015:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares and 375,000 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 500,000,000 shares authorized: 453,837,799 and 308,236,718 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On September 30, 2015, the Company issued 750,000 shares of common stock to satisfy obligations under share subscription agreement for $45,000 in services.

On April 18, 2015, May 1, 2015, July 28, 2015 and September 2, 2015, the Company issued a total of 12,370,789 shares of common stock valued at $242,400 ($0.0196 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $96,336 and loss on settlement of debt of $146,064.

On December 7, 2015 the Company issued 7,005,194 shares of common stock to satisfy obligations under share subscription agreements for $15,500 in services and $70,622 in cash receipts included in share subscriptions payable.

On December 18, 2015 the Company issued 13,896,345 shares of common stock to satisfy obligations under share subscription agreements for $13,318 for settlement of notes payable, $18,200 in services, $3,000 in equipment and $174,461 in cash receipts included in share subscriptions payable.

On December 23, 2015 the Company issued 8,669,993 shares of common stock to satisfy obligations under share subscription agreements for $25,197 for settlement of notes payable, $55,900 in services and $11,000 in cash receipts included in share subscriptions payable.

On July 28, 2015, August 10, 2015, August 24, 2015, September 1, 2015, September 15, 2015 and September 24, 2015, October 2, 2015 and October 20, 2015, the Company issued a total of 9,195,604 shares of common stock valued at $152,689 ($0.0166 per share) to JMJ Financial for conversion of principal and interest of $61,600 and loss on settlement of debt of $91,089.

On October 15, 2015, October 26, 2015, November 4, 2015, November 11, 2015 and November 13, 2015, the Company issued a total of 9,146,739 shares of common stock valued at $116,682 ($0.0128 per share) to LGH Investments, Inc. for conversion of principal and interest of $41,800 and loss on settlement of debt of $74,882.

On November 13, 2015, the Company entered into a Warrant Settlement Agreement whereby the Company agreed to issue 30,000,000 shares of common stock of the Company with a fair value of $357,000 ($0.0119 per share) for full settlement and cancelation of the Warrant issued in conjunction with the 8% Secured Convertible Promissory Note on June 12, 2013 to Typenex Co-Investment, LLC. On November 13, 2015, the Company issued 17,000,000 shares of common stock in accordance with the Warrant Settlement Agreement. At December 31, 2015, the obligation to issue the remaining 13,000,000 shares are included in share subscription payable.

On December 16, 2015, the Company issued a total of 20,000,000 shares of common stock valued at $100,000 ($0.005 per share) and paid $6,000 in cash to Lucas Hoppel for conversion of principal and interest of $31,980 and loss on settlement of debt of $74,020.

Series A Preferred Stock

During the nine months ended December 31, 2015, the Company issued subscriptions payable for 625,000 shares of Series A Preferred Stock valued at $75,000 and classified as Series A Preferred Stock of $625 and additional paid-in capital of $74,375 ($0.12 per share) to Paul Thompson Sr., Chief Executive Officer and sole director of the Company, for $75,000 for settlement of accounts payable – related party.

Common Stock Payable

During the nine months ended December 31, 2015, the Company issued subscriptions payable for 10,441,844 shares of common stock ($0.0098 per share) for $102,898 in cash.

During the nine months ended December 31, 2015, the Company issued subscriptions payable for 36,523,591 shares of common stock for services valued at $511,722 ($0.0149 per share).

During the nine months ended December 31, 2015, the Company issued subscriptions payable for 1,103,240 shares of common stock for purchase of equipment valued at $31,350 ($0.0284 per share).

During the nine months ended December 31, 2015, the Company issued subscriptions payable for 3,525,000 shares of common stock for settlement of accounts payable valued at $124,448 ($0.0353 per share).

During the nine months ended December 31, 2015, the Company issued subscriptions payable for 27,196,037 shares of common stock for settlement of notes payable valued at $459,960 ($0.0169 per share).

During the nine months ended December 31, 2015, the Company issued subscriptions payable for 1,215,674 shares of common stock for settlement of interest payable valued at $36,470 ($0.0300 per share).

During the nine months ended December 31, 2015, the Company issued subscriptions payable for 13,000,000 shares of common stock for settlement of warrant liability valued at $154,700 ($0.0119 per share).

On August 24, 2015, $168,029 of share subscriptions payable for 2,517,040 shares of common stock due William H. Brinker were settled on issuance of the convertible promissory note.

16. SUBSEQUENT EVENTS

Common Stock

On January 15, 2016 the Company issued 9,256,711 shares of common stock to satisfy obligations under share subscription agreements for $30,000 in services and $51,750 for interest included in share subscriptions payable.

On January 18, 2016 the Company issued 13,000,000 shares of common stock to satisfy obligations under share subscription agreements for $154,700 to settle a warrant liability included in share subscriptions payable.

On February 9, 2016 the Company issued 9,112,985 shares of common stock to satisfy obligations under share subscription agreements for $23,430 in services, for settlement of notes payable of $28,818, for interest of $2,000 and $9,000 in cash receipts included in share subscriptions payable.

Common Stock Payable

From January 1, 2016 to February 10, 2016, the Company issued subscriptions payable for 4,285,714 shares of common stock for services valued at $15,000 ($0.0036 per share).

From January 1, 2016 to February 10, 2016, the Company issued subscriptions payable for 1,363,636 shares of common stock for settlement of notes payable valued at $15,000 ($0.0110 per share).

From January 1, 2016 to February 10, 2016, the Company issued subscriptions payable for 400,000 shares of common stock for interest valued at $2,000 ($0.005 per share).

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

Tucson
El Paso
Nogales
Ciudad Juarez
Pacific Ocean
BAJA CALIFORNIA
Gulf of California
SONORA
CHIHUAHUA
Guadalupe de Ures
Hermosillo
Chihuahua
N
Guaymas
0 100 Kilometers
0 100 Miles

NEVADA
UTAH
COLORADO
CALIFORNIA
ARIZONA
NEW MEXICO
Pacific Ocean
Los Angeles
Albuquerque
Phoenix
San Diego
Tucson
El Paso
TEXAS
SONORA
Guadalupe de Ures
Hermosillo
Chihuahua
MEXICO
0 100 200 300 Kilometers
0 100 200 300 Miles
Mexico City

Mexus Gold U.S.

Guadalupe de Ures Project

Location Map

1805 West Carson Street, #8
Carson City, NV 89701

FIGURE 2 - LOCATION MAP

The Ocho Hermanos Project (also called the Guadalupe de Ures Project) consists of the “Ocho Hermanos” and "San Ramon" claims which are covered by the Sales and Production Contract dated the 4th day of July, 2009 between “Minerales Ruta Dorado de RL de CV” (seller) and “Mexus Gold Mining S.A. de C.V.”, a wholly owned subsidiary of Mexus Gold US (buyer).  The Ocho Hermanos Claim consists of 34.9940 hectares (1 acre = 0.4047 hectares) or 86.4690 acres while the San Ramon Claim consists of 80 hectares (197.6773 acres).(Figure 4)

The term of the agreement is 5 years.  During the term Mexus must pay 40% of the net revenue received for minerals produced to the seller.  At the conclusion of the 5 years, the lease can be purchased for USD 50,000.  The agreement has expired and the Company is currently in negotiations to extend the agreement.

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

We located a previously mined area with interesting values – Ocho Hermanos Mexus began to submit characterization samples to the above noted assay laboratories, in order to determine the range of Au - Ag values present. Mexus then began an investigation into recovery options by using material taken from the areas with the better values.

The above work was completed before any systematic exploration was done because if no recovery method could be found relatively quickly, the project would move more slowly because of the lead time involved. Mexus began work on an Environmental Impact Statement for the likely operational area (a total of 4 hectares to begin).  In order to complete the EIS, figures for estimated tonnages were submitted to cover the hoped for volume.  To date, no suitable recovery method was found due primarily to the partial oxidation of the principally sulfide deposit.

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

While the Company, as of December 31, 2015, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three month periods ended December 31, 2015 and 2014. All amounts herein are in U.S. dollars.

Three Months Ended December 31, 2015 compared with the Three Months Ended December 31, 2014

We had a net loss during the three months ended December 31, 2015 of $834,082 compared to a net loss of $758,480 during the same period in 2014.  The decrease in net loss is primarily attributable to (i) an increase in gain on settlement of warrant liability of $303,857 which was offset by (i) an increase in stock-based expenses – consulting services of $116,356 and (ii) an increase of loss on settlement of debt of $56,327. The gain (loss) on derivative liabilities is primarily due to a decrease in the share price of common stock, increase in liabilities due to insufficient authorized capital of the Company and settlement of derivative liabilities.

Revenue

For the three months ended December 31, 2015, we had revenues of $86,656 compared to $0 for the three months ended December 31, 2014.  The increase is primarily due to $75,000 of cash deposit received for an option agreement which expired.

Operating Expenses

Total operating expenses increased to $617,346 during three months ended December 31, 2015, compared to $556,888 for the three months ended December 31, 2014.  The increase in operating expenses was primarily due to increases in stock-based expense – consulting services and loss on settlement of debt.

Other Income (Expense)

We reported $303,392 of other expense during the three months ended December 31, 2015 compared to $201,592 other expense during the same period in 2014.

Changes in other expense is mainly attributable to the fair value of the secured convertible promissory note derivative, warrant derivative liabilities and gain on settlement of warrant liability at December 31, 2015. The increase in the fair value of the derivative liabilities of $408,983 is recorded as a  loss in the unaudited condensed consolidated statement of operations for the three months ended December 31, 2015.

Nine months Ended December 31, 2015 compared with the Nine months Ended December 31, 2014

We had a net loss during the nine months ended December 31, 2015 of $1,770,120 compared to a net loss of $464,078 during the same period in 2014.  The increase in net loss is primarily attributable to (i) an increase in stock-based expenses – consulting services of $236,114 (ii) an increase of loss on settlement of debt of $267,963 (iii) a decrease in gain on derivative liabilities of $1,250,795. The gain on derivative liabilities is primarily due to a decrease in the share price of common stock of the Company, the decreased expected life of conversion options and warrants, a decrease in the conversion and exercise price of convertible bonds and warrants due to an anti-dilution clauses and settlement of derivative liabilities and gain on settlement of warrants.

Revenue

For the nine months ended December 31, 2015, we had revenues of $105,010 compared to $936 for the nine months ended December 31, 2014.  The increase is primarily due to $75,000 of cash deposit received for an option agreement which expired.

Operating Expenses

Total operating expenses increased to $1,743,761 during nine months ended December 31, 2015, compared to $1,233,912 for the nine months ended December 31, 2014.  The increase in operating expenses was primarily due to increases in stock-based expense – consulting services and loss on settlement of debt.

Other Income (Expense)

We reported $131,369 of other expense during the nine months ended December 31, 2015 compared to $768,898 other income during the same period in 2014.

Changes in other income (expense) is mainly attributable to the fair value of the secured convertible promissory note derivative and warrant derivative liabilities and gain on settlement of warrant liability. The increase in the fair value of the derivative liabilities of $216,078 is recorded as a loss in the unaudited condensed consolidated statement of operations for the nine months ended December 31, 2015.

Liquidity and Capital Resources

At December 31, 2015, we had cash of $12,884 compared to cash of $2,747 at March 31, 2015.

Our equipment decreased to $667,870 at December 31, 2015, compared to $1,212,849 at March 31, 2015. The decrease in equipment is largely due to depreciation expense of $212,827 during the nine months ended December 31, 2015 and $227,295 equipment reclassified as held for sale and impairment of equipment held for sale of $39,645.

Our mineral properties had no change during the nine month period.

Equipment under construction decreased to $17,018 at December 31, 2015, compared to $72,939 at March 31, 2015. The decrease in equipment under construction is due to $55,921 equipment under construction reclassified as held for sale.

Total assets decreased to $1,486,935 at December 31, 2015, compared to $1,794,482 at March 31, 2015.  The majority of the decrease in assets relates to depreciation of equipment.

Our total liabilities decreased to $1,079,937 at December 31, 2015, compared to $1,786,164 as of March 31, 2015.  The decrease in our total liabilities can be primarily attributed to the settlement of convertible promissory note and derivative liabilities with shares of common stock of the Company.

Our working capital deficit at December 31, 2015 and March 31, 2015 is $1,067,053 and $1,783,417, respectively.

Our net cash used in operating activities for the nine months ended December 31, 2015 and 2014 is $226,483 and $337,655, respectively. Our net loss for the nine months ended of $1,770,120 was the main contributing factor for our negative cash, offset mainly by depreciation and amortization of $212,827, loss on settlement of debt, accounts payable of $409,489, stock-based compensation – services of $511,722 and interest expense of $279,534.

Our net cash provided by investing activities for the nine months ended December 31, 2015 and 2014 is $32,390 and $40,966, respectively, mainly due to the sale of equipment.

Our net cash provided by financing activities for the nine months ended December 31, 2015 and 2014 is $204,230 and $334,680, respectively, mainly due to issuance of notes payable and common stock.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 7, 2015 the Company issued 7,005,194 shares of common stock to satisfy obligations under share subscription agreements for $15,500 in services and $70,622 in cash receipts included in share subscriptions payable.

On December 18, 2015 the Company issued 13,896,345 shares of common stock to satisfy obligations under share subscription agreements for $13,318 for settlement of notes payable, $18,200 in services, $3,000 in equipment and $174,461 in cash receipts included in share subscriptions payable.

On December 23, 2015 the Company issued 8,669,993 shares of common stock to satisfy obligations under share subscription agreements for $25,197 for settlement of notes payable, $55,900 in services and $11,000 in cash receipts included in share subscriptions payable.

On July 28, 2015, August 10, 2015, August 24, 2015, September 1, 2015, September 15, 2015 and September 24, 2015, October 2, 2015 and October 20, 2015, the Company issued a total of 9,195,604 shares of common stock valued at $152,689 ($0.0166 per share) to JMJ Financial for conversion of principal and interest of $61,600 and loss on settlement of debt of $91,089.

On October 15, 2015, October 26, 2015, November 4, 2015, November 11, 2015 and November 13, 2015, the Company issued a total of 9,146,739 shares of common stock valued at $116,682 ($0.0128 per share) to LGH Investments, Inc. for conversion of principal and interest of $41,800 and loss on settlement of debt of $74,882.

On November 13, 2015, the Company entered into a Warrant Settlement Agreement whereby the Company agreed to issue 30,000,000 shares of common stock of the Company with a fair value of $357,000 ($0.0119 per share) for full settlement and cancelation of the Warrant issued in conjunction with the 8% Secured Convertible Promissory Note on June 12, 2013 to Typenex Co-Investment, LLC.  On November 13, 2015, the Company issued 17,000,000 shares of common stock in accordance with the Warrant Settlement Agreement. At December 31, 2015, the obligation to issue the remaining 13,000,000 shares are included in share subscription payable.

On December 16, 2015, the Company issued a total of 20,000,000 shares of common stock valued at $100,000 ($0.005 per share) and paid $6,000 in cash to Lucas Hoppel for conversion of principal and interest of $31,980 and loss on settlement of debt of $74,020.

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

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

During the year ended March 31, 2015, the Company received various cash advances totaling $286,757 from twenty-two investors. In addition, during the nine months ended December 31, 2015, the Company received various cash advances totaling $178,500 from seven investors. These advances are unsecured and are due within 30 to 90 days of issue. Upon receipt of the cash advance, the Company paid each of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid within 90 days by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.010 per share to $0.040 per share. During the nine months ended note principal of $427,163 was paid through the issuance of shares of common stock. At December 31, 2015 and March 31, 2015, the balance of these advances totaled $166,544 and $167,056, respectively. At December 31, 2015 and March 31, 2015, debt discount of $47,387 and $14,922, respectively has been recorded on the consolidated balance sheet related to these cash advances. At December 31, 2015, $40,000 of these notes were in default. There are no default provisions stated in the notes. Of the $425,257 received, $30,000 plus interest of $5,000 is required to be repaid on December 31, 2015 and is secured by an assignment of payments due from Argonaut.

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of the convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of the convertible promissory note. At December 31, 2015 and March 31, 2015, outstanding Promissory Notes were $95,000 and $255,000, respectively. As of December 31, 2015, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  Accrued interest of $23,832 is included in accounts payable and accrued liabilities.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Statements

Condensed Consolidated Balance Sheets at December 31, 2015 (unaudited) and March 31, 2015

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2015 and 2014 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014 (unaudited)

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

February 22, 2016

/s/ Paul D. Thompson

Paul D. Thompson

Chief Executive Officer

Chief Financial Officer

Principal Accounting Officer

Director