Form 10-Q/A
period 2015-12-31
Mexus Gold US
filed 2016-02-25
CIK 1355677

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 22, 2016, 485,207,498 shares of our common stock were issued and outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment # 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") for the period ended December 31, 2015, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment #1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

February 24, 2016

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director