Form 10-K
period 2016-03-31
Mexus Gold US
filed 2016-07-27
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

      .

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

___________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  No  X .

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  Yes      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates on September 30, 2015, based upon the $0.01 per share closing price for our common stock as quoted on the OTC Bulletin Board, was approximately $3,090,283.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes      .No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 6, 2016, there were 532,731,149 shares of our common stock were issued and outstanding.

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

The Company

Mexus Gold US is an exploration stage mining company engaged in the evaluation, acquisition, exploration and advancement of gold, silver and copper projects in the State of Sonora, Mexico.  Mexus Gold US is dedicated to protect the environment, provide employment and education opportunities for the communities that it operates in.

Our President and CEO, Paul Thompson, brings over 45 years’ experience in mining and mining development to Mexus Gold US. Mr. Thompson is currently recruiting additional management personnel for its Mexico and Nevada mining operations.

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

Description of the Business of Mexus Gold US

Mexus Gold US is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in the United Mexican States, as well as, the salvage of precious metals from identifiable sources.  Our main activities in the near future will be comprised of our mining operations in Mexico.  Our mining opportunities located in the State of Sonora, Mexico will provide us with projects to recover gold, silver, copper and other precious metals.

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

San Felix Mine, formerly known as the Mexus-Trinidad Joint Venture

In March, 2014, we sold our 50% interest in the Joint Venture to Atzek Mineral S.A. de C.V. Under the terms of the instrument covering the sale of our interest to Atzek Mineral S.A. de C.V., the purchaser is now considered in default. We are evaluating our options and expect to conduct such activities whereby we will secure our ownership interest.

 Santa Elena Prospect, formerly known as the Caborca Project

Our Santa Elena Prospect is comprised of early-stage exploration, including limited production operations, on the concessions. Under the terms of the concession agreement we also will acquire the associated surface. This concession is situated in the State of Sonora, Mexico.

Elias Prospects

The Elias Prospects, also situated in the State of Sonora, Mexico are the 370 Prospect, San Ramon Prospect, La Platosa Prospect, Edgar Prospect, Edgar II Prospect, Los Lareles Prospect, El Scorpio Prospect, and Ocho Hermanos Prospect. All of the Elias Prospects are early-stage exploration.

Cable Salvage Operation

The Company completed the first phase of its Cable Recovery Project in Alaskan waters. The cable which was recovered was smaller diameter cable which was excellent for testing the recovery equipment and vessels.  The Company evaluated the project and plans to conduct exploration activities in an attempt to identify larger cable. Presently a mapping project of the large cable is being conducted with further testing of recovering this large diameter cable scheduled soon thereafter. Should those activities identify any cable suitable for salvage operations, the Company would determine the proper title and ownership, if any, of the cable and once such title is determined act accordingly as to whether or not a recovery operation is economically feasible.

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

Other Exploration Properties

Our Other Exploration Properties consist of the following:

Mining Properties Located in Mexico

The following properties are located in Mexico and owned by Mexus Gold S.A. de C.V., our wholly owned subsidiary:

Santa Elena Prospect formerly known as the Caborca Project

On January 5, 2011, Mexus Gold Mining S.A. de C.V. entered into a Purchase Agreement to purchase the Santa Elena Prospect, formerly known as the Caborca Project.  The Santa Elena Prospect consists of 7,400 acres (3,000 hectares) about 50 kilometers northwest of the City of Caborca, Sonora State, Mexico. The Caborca Project lies on claims filed by the owners of the Santa Elena Ranch, which controls the surface rights over the project claims. The claims lie near 112o 25' W, 31o 7.5" N. These claims were visited near the end of January, 2011.  On or about July 11, 2011, we acquired five additional claims surrounding the Santa Elena Prospect consisting of approximately 1,000 additional acres.

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

There are multiple exploration targets on the Santa Elena Prospect.  The two most important are the quartz stockwork zone and the Julio vein system.  The first target will be the quartz stockwork zone area. A drilling program has been conducted and a limited mining production operation is scheduled to test this area.

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

Tucson
El Paso
Nogales
Ciudad Juarez
Pacific Ocean
BAJA CALIFORNIA
Gulf of California
SONORA
CHIHUAHUA
Guadalupe de Ures
Hermosillo
Chihuahua
N
Guaymas
0 100 Kilometers
0 100 Miles

NEVADA
UTAH
COLORADO
CALIFORNIA
ARIZONA
NEW MEXICO
Pacific Ocean
Los Angeles
Albuquerque
Phoenix
San Diego
Tucson
El Paso
TEXAS
SONORA
Guadalupe de Ures
Hermosillo
Chihuahua
MEXICO
0 100 200 300 Kilometers
0 100 200 300 Miles
Mexico City

Mexus Gold U.S.

Guadalupe de Ures Project

Location Map

1805 West Carson Street, #8
Carson City, NV 89701

FIGURE 2 - LOCATION MAP

The Ocho Hermanos Project (also called the Guadalupe de Ures Project) consists of the “Ocho Hermanos” and "San Ramon" claims which are covered by the Sales and Production Contract dated the 4th day of July, 2009 between “Minerales Ruta Dorado de RL de CV” (seller) and “Mexus Gold Mining S.A. de C.V.”, a wholly owned subsidiary of Mexus Gold US (buyer).  The Ocho Hermanos Claim consists of 34.9940 hectares (1 acre = 0.4047 hectares) or 86.4690 acres while the San Ramon Claim consists of 80 hectares (197.6773 acres).(Figure 4).

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

El Scorpion Project Area

This area has several shear zones and veins which show copper and gold mineralization. Recent assays of an 84′ drill hole shows 1.750% per ton to .750% per ton of copper and 3.971 grams per ton to 0.072 grams per ton of gold. Another assay of rock sample from the area shows greater than 4.690% per ton copper. This land form distribution appears to be synonymous to the ideal porphyry deposit at Baja La Alumbrera, Argentina.

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

Cable Salvage Operation

The Company completed the first phase of its Cable Recovery Project in Alaskan waters. The cable which was recovered was smaller diameter cable, which was excellent for testing the recovery equipment and vessels.  The Company evaluated the project and plans to conduct exploration activities in an attempt to identify larger cable. Presently, a mapping project of the large cable is being conducted with further testing of recovering this large diameter cable scheduled soon thereafter. Should those activities identify any cable suitable for salvage operations, the Company would determine the proper title and ownership, if any, of the cable and once such title is determined act accordingly as to whether or not a recovery operation is economically feasible.

Employees

We have no employees at this time in the United States. In Mexico we currently have seven employees carrying out administrative and security duties.  Consultants with specific skills are utilized to assist with various aspects of the requirements of activities such as project evaluation, property management, due diligence, acquisition initiatives, corporate governance and property management.  If we complete our planned activation of the operations of the Mexican mining properties, our total workforce will be approximately 20 persons.  Mr. Paul D. Thompson is our sole officer and director.

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

Property Interests, Mining Claims and Risk

Property Interests and Mining Claims

 Our exploration activities and operations in Mexico are subject to the rules and regulations of the United Mexican States. The Ministry (Secretariat) of Mining is the Federal Mexican Government ministry charged with controlling all mining matters. A concession is granted on the acceptance of an application which identifies the specific minerals to be mined and description of the exact location of the lands to be mined. The concession is subject to a semiannual tax to continue the concession in good standing. Usually, our arrangements with a concessionaire describe specific period payments to be concessionaire and a royalty on the minerals recovered from mining operations. Where prospective mineral properties are identified by the Company, some type of conveyance of the mining rights and property acquisition agreement is necessary in order for us to explore or develop such property. Generally, these agreements take the form of long term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements.

Reclamation

We may be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

While the Company, as of March 31, 2016, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Effect of existing or probable governmental regulations on the business

Government Regulation

Mining operations and exploration activities in Mexico are subject to the Ministry of Mining federal laws and regulations which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that Mexus Gold US is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder any jurisdiction in which we will operate. We are not aware of any current orders or directions relating to Mexus Gold US with respect to the foregoing laws and regulations.

Environmental Regulation

Our gold projects are subject to various Mexican federal laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. It is our policy to conduct business in a way that safeguards public health and the environment.  We believe that the actions and operations of Mexus Gold US will be conducted in material compliance with applicable laws and regulations.  Changes to current Mexican federal laws and regulations where we operate currently, or in jurisdictions where we may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs.  Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

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

Changes to current state or federal laws and regulations in Mexico, where we operate currently, or in jurisdictions where we may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item number.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties

Real Property

At present, we do not own any property.  Our business office is located at 13601 East River Road, Sacramento, CA 95690, in a leased facility where we have local access to all commercial freight systems.  The current retail facility is approximately 5,000 square feet of building and one acre of concrete padded yard. This facility contains our administrative and sales as well as our manufacturing facility.  The current lease runs until May 31, 2016, for rent of $3,800 per month.  Starting June 1, 2016 the lease is month to month.  The Company is currently in negotiations to renew the lease.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings responsive to this Item number.

Item 4.  Mining Safety Disclosures

As a smaller reporting company, we are not required to provide the information required by this Item number.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has been quoted on the Over-The-Counter Bulletin Board since on or about March 2009, under the symbol “MXSG.” The stock currently trades on the OTCMarkets trading system under the symbol “MXSG.” The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years, so far as information is reported, as quoted on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High $	Low $
For the Fiscal Year Ended March 31, 2016

Fourth Quarter ended March 31, 2016	0.03	0.009
Third Quarter ended December 31, 2015	0.02	0.009
Second Quarter ended September 30, 2015	0.03	0.01
First Quarter ended June 30, 2015	0.02	0.01

For the Fiscal Year Ended March 31, 2015

Fourth Quarter ended March 31, 2015	0.04	0.01
Third Quarter ended December 31, 2014	0.04	0.02
Second Quarter ended September 30, 2014	0.04	0.02
First Quarter ended June 30, 2014	0.08	0.03

As of July 6, 2016, we had 532,731,149 shares of our common stock issued and outstanding, of which 268,571,890 shares were restricted.  The closing price of our common stock on July 6, 2016, was $0.044.

Holders

At of the date of this report, we have approximately 280 holders of record of our common stock.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $17,018 and $72,939 as of March 31, 2016 and 2015 respectively. Equipment under construction at March 31, 2016 comprises Cone 1709, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2016 and 2015, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

ASC 505, “Compensation-Stock Compensation”, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2016 and 2015. All amounts herein are in U.S. dollars.

Year Ended March 31, 2016 Compared with the Year Ended March 31, 2015

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2016 and 2015. All amounts herein are in U.S. dollars.

Year Ended March 31, 2016 Compared with the Year Ended March 31, 2015

We had a net loss during the year ended March 31, 2016 of $2,177,577 compared to a net loss of $947,856 during the same period in 2015.  The increase in net loss is primarily attributable to (i) an increase in stock-based expenses – consulting services of $286,314 (ii) a decrease in gain on derivative liabilities of $1,358,797. The decrease in the gain on derivative liabilities is due the settlement of convertible promissory notes for shares of common stock of the Company during fiscal 2016. The increase in the net loss is partially offset by (i) an increase in revenues of $101,436 and (ii) a gain on settlement of warrant liability of $303,857.

Revenue

For the year ended March 31, 2016, we had revenues of $104,179 compared to $2,743 for the year ended March 31, 2015. The increase is primarily due to $75,000 of cash deposit received for an option agreement which expired.

Operating Expenses

Total operating expenses increased to $2,139,131 during year ended March 31, 2016, compared to $1,895,096 for the year ended March 31, 2015.  The increase in operating expenses was primarily due to increases in stock-based expense – consulting services.

Other Income (Expense)

We reported $142,625 of other expense during the year ended March 31, 2016 compared to $944,497 other income during the same period in 2015.

Changes in other income (expense) is mainly attributable to the fair value of the secured convertible promissory note derivative and warrant derivative liabilities and gain on settlement of warrant liability.

Liquidity and Capital Resources

At March 31, 2016, we had cash of $30,461 compared to cash of $2,747 at March 31, 2015.

Our property and equipment decreased to $527,961 at March 31, 2016, compared to $1,212,849 at March 31, 2015. The decrease in equipment is largely due to depreciation expense of $265,708 during the year ended March 31, 2016 and $283,216 equipment reclassified as held for sale and write off of equipment of $109,135.

Our mineral properties had no change during the twelve month period.

Equipment under construction decreased to $17,018 at March 31, 2016, compared to $72,939 at March 31, 2015. The decrease in equipment under construction is due to $55,921 equipment under construction reclassified as held for sale.

Total assets decreased to $1,364,603 at March 31, 2016, compared to $1,794,482 at March 31, 2015.  The majority of the decrease in assets relates to depreciation of property and equipment.

Our total liabilities decreased to $1,025,677 at March 31, 2016, compared to $1,786,164 as of March 31, 2015.  The decrease in our total liabilities can be primarily attributed to the settlement of convertible promissory note and derivative liabilities with shares of common stock of the Company.

Our working capital deficit at March 31, 2016 and March 31, 2015 is $995,216 and $1,783,417, respectively.

Our net cash used in operating activities for the year ended March 31, 2016 and 2015 is $356,892 and $536,161, respectively. Our net loss for the year ended March 31, 2016 of $2,177,577 was the main contributing factor for our negative cashflow offset mainly by depreciation and amortization of $265,708, loss on settlement of debt, accounts payable of $409,489, stock-based compensation – services of $592,722 and non-cash interest expense of $508,871.

Our net cash provided by investing activities for the year ended March 31, 2016 and 2015 is $66,890 and $39,991, respectively, mainly due to the sale of equipment.

Our net cash provided by financing activities for the year ended March 31, 2016 and 2015 is $317,716 and $498,917, respectively, mainly due to issuance of notes payable and common stock.

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

Therefore, our goal for the current year is to increase the cash flow of the placer mining operation, continue the drilling program which began during 2011, initialize mining operations on the Julio quartz deposit while we conduct a thorough geological study by an independent geological firm of the future potential of other vein deposits located near the Julio deposit.

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

None

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2016, the Company's internal control over financial reporting was not effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this annual report, the name, age and position of our sole director/executive officer.

NAME	AGE	POSITION

Paul D. Thompson	75	President Chief Executive Officer Chief Financial Officer Principle Accounting Officer Secretary Director

The background of our sole director/executive officer is as follows:

Paul D. Thompson

Mr. Paul D. Thompson is our sole director and officer acting in the capacity of Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Thompson is 75 years old and has been involved in mining and the construction of mining equipment since 1959.  Past mining companies which Mr. Thompson has established and operated include:  Thompson Mining Corp. which developed mining and milling prospects; Thompson Yellow Jacket Mining, which performed underground mining and milling; and Golden Eagle Mining Corp., which performed drilling and exploration.  Mr. Thompson’s past mining activities include the Centennial Mine Project; the Otter Creek (placer) Project; and the “Big Hole” project on the Cosumnes River all located in El Dorado County, California.  In addition, during the late 1980s, Mr. Thompson successfully developed the Crystal Caves Mobil Home Park in South El Dorado County.  In Virginia City, Nevada, Mr. Thompson constructed a fully operating 1860s style 2 stamp mill for crushing and processing gold as an ongoing business to educate people on how gold was historically processed.  In addition, for the past three years, Mr. Thompson has been conducting mineral exploration in Sonora, Mexico resulting in the acquisition of approximately 9,000 hectares of claims and six mining concessions.

Information about our Board and its Committees

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2016, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compen -sation	Total

Paul D. Thompson	2016	$135,000	$0	$111,800	$0	$0	$0	$0	$246,800
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2015	0	0	0	0	0	0	0	0

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 532,731,149, issued and outstanding shares of our common stock as of July 6, 2016, by the following persons:

•

each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•

each of our directors and executive officers; and

•

all of our Directors and Officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Paul D. Thompson(1)	57,932,747(2)(3)	10.9%(3)

All Officers and Directors as Group	57,932,747	10.9%

Total	57,932,747	10.9%

(1)

1805 N. Carson Street, Suite 150, Carson City, NV 89701.

(2)

Includes 15,136,107 shares of common stock held by Mr. Thompson individually and 42,796,640 shares held by the following companies which Mr. Thompson controls: 42,500,000 shares of common stock are held by Taurus Gold, Inc., 182,918 shares of common stock are held by Mexus Gold Mining S.A. C.V. and 113,772 shares of common stock are held by Mexus Gold International.

(3)

In addition, Mr. Thompson owns 1,000,000 shares of our Series A Convertible Preferred Stock, $.001 par value. Each share of our Series A Convertible Preferred Stock converts into 10 shares of our common stock.  Assuming Mr. Thomson converted 100% of the Series A Convertible Preferred Stock held by him into shares of common stock, he would hold and additional 10,000,000 shares of common stock and a grand total of 67,932,747 shares of commons stock or approximately 12.7% of our issued and outstanding shares of common stock.

(4)

Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Convertible Preferred Stock and common stock on a fully-diluted basis; and (c) 0.000006.  Accordingly, on any stockholders’ vote, Mr. Thompson has a total of 3,256,386,894 votes, far greater than 50% of the issued and outstanding common stock of the company.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this annual report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this registration statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

None

Transactions with Promoters

None

Item 14.  Principal Accounting Fees and Services.

Appointment of Auditors

Our Board of Directors selected RBSM LLP (“RBSM LLP”) as our auditors for the years ended March 31, 2016 and 2015.

Audit Fees

RBSM LLP billed us $45,000 in audit fees during the year ended March 31, 2016.

RBSM LLP billed us $15,000 in audit fees during the year ended March 31, 2015.

Audit-Related Fees

We did not pay any fees to RBSM LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2016 and 2015.

Tax and All Other Fees

We did not pay any fees to RBSM LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2016 and 2015.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by RBSM LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2016 and , 2015, and for the years then ended, none of the hours expended on RBSM LLP’s engagement to audit those financial statements were attributed to work by persons other than RBSM LLPs full-time, permanent employees.

Item 15.  Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 31, 2016 and 2015

Consolidated Statements of Operations for the years ended March 31, 2016 and 2015

Consolidated Statements in Stockholders' Equity (Deficit) for the years ended March 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015

Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Articles of Incorporation filed with the Secretary of State of Nevada on October 1, 2009	3.4			X

Certificate of Amendment filed with the Secretary of State of Nevada on March 9, 2016	3.5			X

Certificate of Designation filed with the Secretary of State of Nevada on August 8, 2011	3.6			X

Amended and Restated Bylaws dated December 30, 2005	3.7	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Caborca Preliminary Report and First Stage Mapping	99.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

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

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer Chief Financial Officer Principal Accounting Officer President Secretary Director	July 27, 2016

MEXUS GOLD US

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mexus Gold US

Carson City, Nevada

We have audited the consolidated balance sheets of Mexus Gold US and subsidiaries (the Company) as of March 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended March 31, 2016. Mexus Gold US’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of, Mexus Gold US and subsidiaries as of March 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP RBSM LLP

Henderson, Nevada

July 26, 2016

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015
ASSETS
CURRENT ASSETS
Cash	$30,461	$2,747
TOTAL CURRENT ASSETS	30,461	2,747

FIXED ASSETS
Property and equipment, net of accumulated depreciation	527,961	1,212,849
TOTAL FIXED ASSETS	527,961	1,212,849

OTHER ASSETS
Equipment under construction	17,018	72,939
Equipment held for sale	283,216	-
Property costs	505,947	505,947
TOTAL OTHER ASSETS	806,181	578,886

TOTAL ASSETS	$1,364,603	$1,794,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$92,151	$173,640
Accounts payable - related party	150,198	83,798
Notes payable (net unamortized debt discount of $54,112 and $14,922, respectively)	281,127	391,135
Note payable - related party	110,519	186,792
Promissory notes (net of unamortized debt discount of $88,480 and $0, respectively)	391,682	255,000
Secured convertible promissory note (net of unamortized debt discount of $0 and $67,361, respectively)	-	120,536
Promissory note derivative liabilities	-	167,678
Warrant derivative liability	-	407,585
TOTAL CURRENT LIABILITIES	1,025,677	1,786,164

TOTAL LIABILITIES	1,025,677	1,786,164

CONTINGENT LIABILITIES (Note 14)

STOCKHOLDERS’ EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
850,000,000 shares of Common Stock, $0.001 par value per share issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock (375,000 - March 31, 2015)	1,000	375
480,601,620 shares of Common Stock (308,236,718 - March 31, 2015)	480,607	308,237
Additional paid-in capital	18,380,440	16,100,205
Share subscription payable	614,215	559,260
Accumulated deficit	(19,137,336)	(16,959,759)
TOTAL STOCKHOLDERS’ EQUITY	338,926	8,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,364,603	$1,794,482

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,
	2016	2015
REVENUES
Revenues	$104,179	$2,743
Total revenues	104,179	2,743

Expenses
General and administrative	738,586	717,894
Exploration	241,990	420,579
Stock-based expense - consulting services	592,722	306,408
Impairment of marketable securities	-	96,150
Loss on sale of equipment	47,209	18,230
Loss on settlement of debt	409,489	335,835
Write down of equipment	109,135	-
Total operating expenses	2,139,131	1,895,096

OTHER INCOME (EXPENSE)
Other	98,950	124,188
Interest	(535,697)	(516,181)
Foreign exchange	8,255	(4,317)
(Loss) gain on derivative liabilities	(17,990)	1,340,807
Gain on settlement of warrant liability	303,857	-
	(142,625)	944,497

NET LOSS	$(2,177,577)	$(947,856)

OTHER COMPREHENSIVE LOSS
Unrealized loss on marketable securities	-	(53,964)
	-	(53,964)

COMPREHENSIVE LOSS	$(2,177,577)	$(1,001,820)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	386,367,352	268,875,867

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Share Subscription Payable	Accumulated Deficit	Accumulated other comprehensive income	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance, March 31, 2014	-	$ -	375,000	$ 375	248,103,110	$248,103	$14,104,432	$952,143	$(16,011,903)	$53,964	$(652,886)

Shares issued for services and supplies	-	-	-	-	9,530,349	9,530	427,993	(133,242)	-	-	304,281
Shares issued for equipment	-	-	-	-	169,167	169	15,185	(15,354)	-	-	-
Shares issued for cash	-	-	-	-	15,348,256	15,348	335,319	(145,786)	-	-	204,881
Shares issued for accounts payable	-	-	-	-	1,463,248	1,463	51,553	(5,570)	-	-	47,446
Shares issued for convertible note principal and interest	-	-	-	-	33,395,315	33,397	1,052,486	(97,931)	-	-	987,952
Shares issued for finance costs	-	-	-	-	227,273	227	4,637	5,000	-	-	9,864
Beneficial conversion feature	-	-	-	-	-	-	108,600	-	-	-	108,600
Accumulated other comprehensive income	-	-	-	-	-	-	-	-	-	(53,964)	(53,964)
Net loss	-	-	-	-	-	-	-	-	(947,856)	-	(947,856)
Balance, March 31, 2015	-	-	375,000	375	308,236,718	308,237	16,100,205	559,260	(16,959,759)	-	8,318

Shares issued for services and supplies	-	-	-	-	30,923,591	30,924	434,054	127,744	-	-	592,722
Shares issued for equipment	-	-	-	-	1,103,240	1,103	30,247	-	-	-	31,350
Shares issued for cash	-	-	-	-	16,286,154	16,286	283,816	(105,252)	-	-	194,850
Shares issued for accounts payable	-	-	625,000	625	2,900,000	2,900	120,923	-	-	-	124,448
Shares issued for convertible note principal and interest	-	-	-	-	106,936,243	106,941	1,124,349	(62,537)	-	-	1,168,753
Shares issued for settlement of warrant	-	-	-	-	13,000,000	13,000	141,700	-	-	-	154,700
Shares issued for finance costs	-	-	-	-	1,215,674	1,216	35,254	95,000	-	-	131,470
Beneficial conversion feature	-	-	-	-	-	-	109,892	-	-	-	109,892
Net loss	-	-	-	-	-	-	-	-	(2,177,577)	-	(2,177,577)
Balance, March 31, 2016	-	$ -	1,000,000	$ 1,000	480,601,620	$480,607	$18,380,440	$614,215	$(19,137,336)	$ -	$ 338,926

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,177,577)	$(947,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265,708	330,678
Loss on sale of equipment	47,209	18,230
Loss on settlement of debt, accounts payable	409,489	319,533
Stock-based compensation - services	592,722	304,281
Interest expense	508,871	504,838
Impairment of marketable securities	-	96,150
Loss on change in fair value of derivative instrument	17,990	(1,340,807)
Gain on settlement of warrant liability	(303,857)
Write down of equipment	109,136	-
Changes in operating assets and liabilities:
Prepaid and other assets	-	81,747
Accounts payable and accrued liabilities, including related parties	173,417	97,045
NET CASH USED IN OPERATING ACTIVITIES	(356,892)	(536,161)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,660)	(34)
Purchase of equipment under construction	-	(975)
Proceeds from sale of equipment	68,550	41,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	66,890	39,991
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(4,053)
Proceeds from issuance of notes payable	203,545	292,456
Payment of notes payable	(42,264)	(2,000)
Proceeds from issuance of convertible promissory notes	50,000	-
Payment of convertible promissory notes	(6,000)	-
Advances from related party	32,490	71,118
Payment on advances from related party	(114,905)	(63,485)
Proceeds from issuance of common stock, net	194,850	204,881
NET CASH PROVIDED BY FINANCING ACTIVITIES	317,716	498,917

INCREASE IN CASH	27,714	2,747
CASH, BEGINNING OF PERIOD	2,747	-
CASH, CONTINUED OPERATIONS AT THE END OF PERIOD	$30,461	$2,747

Supplemental disclosure of cash flow information:
Interest paid	$23,487	$11,343
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable	$503,960	$472,309
Shares issued for settlement of warrant liability	$154,700	$-
Shares issued for equipment purchase	$31,350	$-
Shares issued to settle accounts payable	$124,448	$47,446
Shares issued to settle convertible note	$611,773	$523,007
Shares issued to settle interest payable	$36,470	$-
Discount for derivative liability recognized on issuance of convertible notes	$67,604	$-
Discount for beneficial conversion feature recognized on issuance of notes payable	$109,892	$108,600
Settlement of note and interest by related party	$6,142	$-
Notes payable settled on issuance of convertible promissory note	$181,001	$-
Stock payable settled on issuance of convertible promissory note	$168,029	$-
Reclassification of equipment as held for sale	$322,861	$-
Notes payable issued to settle accounts payable	$77,150	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US

Notes to Consolidated Financial Statements

March 31, 2016 and 2015

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

2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $19,137,336 at March 31, 2016. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation as a going concern is dependent upon the ability of the Company to meet our obligations on a timely basis, and, ultimately to attain profitability.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. Certain 2015 financial statement amounts have been reclassified to conform to the financial statement presentation adopted in the current year.

These accounting policies conform to accounting principles generally accepted in the United States of America and are presented in U.S. dollars.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and controlled subsidiaries, Mexus Gold Mining, S.A. de C.V. (“Mexus Gold Mining) and Mexus Enterprises S.A. de C.V. (“Mexus Gold Enterprises”). Significant intercompany accounts and transactions have been eliminated.

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

Investments

Notes receivable and investment in marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income (loss).  Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method.  For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value. During the year ended March 31, 2015, the Company recorded an impairment of marketable securities of $96,150 on its investment in 1,660,000 shares of common stock of Silver Pursuit Resources Limited.

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight-line basis over their expected useful lives as follows (see Note 6):

Mining tools and equipment

7 years

Watercrafts

7 years

Vehicles

3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $17,018 and $72,939 as of March 31, 2016 and 2015 respectively. Equipment under construction at March 31, 2016 comprises Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2016 and 2015, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2016 and 2015, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

ASC 505, “Compensation-Stock Compensation”, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted in annual reporting periods beginning after December 31, 2016. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases.  ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the expected impact that the standard could have on its consolidated financial statements and related disclosures.

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

A summary of Argonaut’s required payments to Mexus for the option and required expenditures relating to the Mining Concessions are as follows:

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

5.

MINERAL PROPERTIES AND EXPLORATION COSTS

The following is a continuity of mineral property acquisition costs capitalized on the consolidated balance sheets during the years ended March 31, 2016 and 2015:

	Balance March 31, 2015	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2016
Ures (a)	$ -	$ -	$ -	$ -	$ -
Corborca (b)	505,947	-	-	-	505,947
	$ 505,947	$ -	$ -	$ -	$ 505,947

	Balance March 31, 2014	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2015
Ures (a)	$ -	$ -	$ -	$ -	$ -
Corborca (b)	505,947	-	-	-	505,947
	$ 505,947	$ -	$ -	$ -	$ 505,947

The following is a continuity of exploration costs expensed in the consolidated statements of operation:

	Balance March 31, 2015	Cash Payments	Share-based Payments	Balance March 31, 2016
Ures (a)	$ 1,910,649	$ -	$ -	$ 1,910,649
Corborca (b)	2,331,867	241,990	212,290	2,786,147
	$ 4,242,516	$ 241,990	$ 212,290	$ 4,696,796

	Balance March 31, 2014	Cash Payments	Share-based Payments	Balance March 31, 2015
Ures (a)	$ 1,910,649	$ -	$ -	$ 1,910,649
Corborca (b)	1,761,742	420,579	149,546	2,331,867
	$ 3,672,391	$ 420,579	$ 149,546	$ 4,242,516

(a)

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

6.

PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	March 31, 2016 Net Book Value	March 31, 2015 Net Book Value
Mining tools and equipment	$ 1,176,576	$ 650,265	$ 526,311	$ 1,117,568
Watercraft	-	-	-	70,415
Vehicles	116,491	114,841	1,650	24,866
	$ 1,293,066	$ 765,105	$ 527,961	$ 1, 212,849

During the year ended March 31, 2016, mining tools and equipment with a carrying value of $322,861 was reclassified as held for sale resulting in an impairment of equipment held for sale of $39,645. In addition, equipment with carrying value of $69,490 was written off with no proceeds.

During the year ended March 31, 2015, equipment of total cost net of accumulated depreciation of $59,230 were sold and a loss of $18,230 was recognized.

During the year ended March 31, 2016, equipment of total cost net of accumulated depreciation of $115,759 were sold and a loss of $47,209 was recognized.

Depreciation expense for the years ended March 31, 2016 and 2015 was $265,708 and $330,678, respectively.

7.

ACCOUNTS PAYABLE – RELATED PARTIES

During the years ended March 31, 2016 and 2015, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $45,600 and $45,600, respectively.  At March 31, 2016 and 2015, $33,798 and $83,798 for this obligation is outstanding, respectively.

On June 10, 2015, the Company issued 625,000 shares of Series A Convertible Preferred Stock ($0.12 per share) to Paul Thompson Sr., Chief Executive Officer and sole director of the Company, for $75,000 for settlement of accounts payable – related party.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock valued at the 5 day average closing price each fiscal quarter. At March 31, 2016, $116,400 of compensation due is included in accounts payable – related party and $86,800 for 6,000,000 shares of common stock due is included in share subscriptions payable.

8.

NOTES PAYABLE – RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  As of March 31, 2016 and 2015, notes payable due to Taurus Gold Inc. totaled $101,428 and $174,460, respectively.

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company. North Pacific Gold is controlled by Paul Thompson, Jr. an immediate family member of Paul D. Thompson, the sole director and officer of the Company. On June 29, 2015, North Pacific Gold advanced the Company $7,500 in cash. This loan is due in 90 days, unsecured and bears interest of 6% per annum and is repayable in cash or Company common stock at market value at the option of the Company.  As of March 31, 2016, notes payable due to North Pacific Gold totaled $9,091 and $12,332, respectively.

9.

NOTES PAYABLE

On January 8, 2013, the Company entered into an unsecured promissory note agreement with William H. Brinker in the amount of $185,000.  The note is due on demand upon the occurrence of certain events and at the discretion of the note holder. A finance charge of $5,000 is due on or before March 31, 2013. The note is secured by 5,000,000 shares of common stock of Mexus Gold US pledged by the Company and certain mining equipment including a radial stacker and cone crushing plant.  On April 1, 2013, the Company repaid $50,000 in principal. On August 24, 2015, the remaining balance of this unsecured promissory note of $140,000 was settled in full on issuance of the convertible promissory note ($140,000 – March 31, 2015 and $0 - March 31, 2016).  See Note 10.

On February 4, 2014, the Company received a cash advance of $30,000 for a note payable with a face value of $36,000 with no specific terms of repayment secured by a mobile crusher unit. At March 31, 2016 and 2015, the balance of this note is $0 and $30,000, respectively. The note principal was paid in full by way of cash and partly by conversion of shares on July 9, 2015. At March 31, 2016 and 2015, accrued interest of $0 and $6,000 on this note have been included in accounts payable and accrued liabilities, respectively.

During the year ended March 31, 2014, the Company received cash advances of $15,000 and repaid $500 from an unrelated shareholder of the Company. The note principal and interest was paid in full through the conversion of shares on July 9, 2015. These advances bear interest of 10%, are unsecured and are due within 60 days. At March 31, 2016 and 2015, the balance of these advances totaled $0 and $14,500, respectively.

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,750,020 shares of common stock valued at $70,000. The shares were issued in settlement of the convertible promissory note ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636. On August 24, 2015, $37,001 of these advances were settled on issuance of the convertible promissory note (See Note 10). At March 31, 2016 and 2015, the balance of these advances totaled $15,000 and $52,001, respectively.

During the year ended March 31, 2015, the Company received various advances totaling $286,757 from twenty-two investors. In addition, during the year ended March 31, 2016, the Company received various advances totaling $290,300 from nineteen investors.  These advances are unsecured and are due within 30 to 180 days of issue. Upon receipt of the cash advance, the Company paid majority of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid when due by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company.  The conversion prices range from $0.0018 per share to $0.040 per share. For one promissory note with principal of $40,000 payments equal to 20% of cash proceeds received by the Company are due when equipment held for sale is sold.

During the year ended March 31, 2016, note principal and interest of $503,960 was paid through the issuance of shares of common stock and $42,264 in cash. At March 31, 2016 and 2015, the balance of these advances totaled $243,089 and $167,056, respectively. At March 31, 2016 and 2015, debt discount of $54,112 and $14,922, respectively has been recorded on the consolidated balance sheet related to these cash advances. At March 31, 2016, $49,800 of these notes were in default. There are no default provisions stated in the notes.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees.  Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016.

On February 16, 2010, the Company made an unsecured Promissory Note Agreement with William McCreary in the amount of $2,500 at eight percent interest and due on demand or no later than September 1, 2010.  The Company has not made the scheduled payments and is in default on this note as of December 31, 2011.  The default rate on the note is eight percent.  On October 2015, Paul Thompson Sr., the Chief Executive Officer and sole director of the Company, personally paid the Note in full. At March 31, 2016 and 2015, the balances on this note totalled $0 and $2,500, respectively.  At March 31, 2016, accrued interest of $0 and $3,540 on this note have been included in accounts payable and accrued liabilities, respectively.

Amortization of debt discount was $70,702 and $74,903 for the years ended March 31, 2016 and 2015, respectively.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at March 31, 2016 is $752,298.

10. PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013.  The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes.  On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of the convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of the convertible promissory note.  At March 31, 2016 and 2015, outstanding Promissory Notes were $95,000 and $255,000, respectively. As of March 31, 2016, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  At March 31, 2016 and 2015 accrued interest of $18,013 and $30,133, respectively, is included in accounts payable and accrued liabilities.

On August 24, 2015, the Company issued a convertible promissory note (“Note”) for a total amount of $343,973 due on February 24, 2017 to William H. Brinker (“Holder”).  The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the issuance date. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”).  For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $458,402 prior to the issuance of the Note comprising unsecured promissory note dated January 8, 2013 of $140,000, promissory note of $100,000 dated April 18, 2013, various notes payable of $41,001, interest payable of $9,372 and share subscriptions payable of $168,029. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 8,732,880 shares of common stock with a fair value of $134,486 ($0.0154 per share) which was recorded as debt discount. The issuance of the Note resulted in gain on settlement of $114,429.  At March 31, 2016 the Note is recorded net of discount of $82,187.  The net note balance as of March 31, 2016 and 2015 was $261,786 and $0, respectively.

On December 1, 2015, the Company issued a convertible promissory note (“Note”) dated August 24, 2015 for a total amount of $41,189 due on February 24, 2017 to David Long (“Holder”).  The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the date of the Note.  The Holder, upon annual election, may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date.  This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.  In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $60,000 prior to the issuance of the Note comprising a promissory note of $60,000 dated April 18, 2013.  In conjunction with the Note, on September 2, 2015, the Company issued the Holder 686,475 shares of common stock with a fair value of $10,297 ($0.015 per share) which as recorded as debt discount. The issuance of the Note resulted in gain on settlement of $18,811.  At March 31, 2016, the Note is recorded net of discount of $6,293. The net note balance as of March 31, 2016 and 2015 was $34,896 and $0, respectively.

11. SECURED CONVERTIBLE PROMISSORY NOTES

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

	Year Ended March 31, 2016	Year Ended March 31, 2015
Opening balance	$102,842	$282,861
Conversion of principal into shares of common stock	(105,623)	(268,663)
Amortization of discount on Note and accrued interest	2,781	88,644

Closing balance	$-	$102,842

On April 18, 2015, May 1, 2015, July 28, 2015 and September 2, 2015, the Company issued a total of 12,370,789 shares of common stock valued at $242,400 ($0.0196 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $96,336 and loss on settlement of debt of $146,064.

JMJ Financial

On January 28, 2015, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount.  The Company may repay the Note any time and if repaid within 90 days of date of issue, the interest rate is 0%.  This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.029 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date.  On January 28, 2015, the Company received cash of $50,000 in the first tranche, which was net of original issue discount of $5,000.  During the year ended March 31, 2016, the Holder converted 9,195,604 shares of common stock of the Company with a fair value of $152,689 to settle $61,600 of principal and interest. At March 31, 2015, the first tranche of the Note is recorded at a fully accreted value of $85,056 less unamortized debt discount of $67,802.At March 31, 2016 the principal and interest outstanding for the first tranche of the Note was paid in full.

LGH Investments, Inc.

On April 6, 2015, the Company issued a Convertible Promissory Note (“Note”) to LGH Investments, Inc. (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount.  This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.019 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date.  On April 6, 2015, the Company received cash of $25,000 in the first tranche, which was net of original issue discount of $2,500.  During the year ended March 31, 2016, the Holder converted 9,146,736 shares of common stock of the Company with a fair value of $116,682 to settle $41,800 of principal and interest. At March 31, 2016, the principal and interest outstanding for the first tranche of the Note was paid in full.

Lucas Hoppel

On June 11, 2015, the Company issued a Convertible Promissory Note (“Note”) to Lucas Hoppel (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount.  This Note, together with any unpaid accrued interest, is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.018 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date.  On June 11, 2015, the Company received cash of $25,000 in the first tranche, which was net of original issue discount of $2,500.  During the year ended March 31, 2016, the Company issued 20,000,000 shares of common stock of the Company with a fair value of $100,000 and paid $6,000 in cash to settle the Note in full.

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

The Company’s warrant derivative liability has been measured at fair value at March 31, 2016 and 2015 using a binomial model. Since the Exercise Price contains an anti-dilution adjustment, the probability that the Exercise Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.  After June 12, 2013, the Company issued common stock for cash at a price of $0.01 per share and the conversion price has been adjusted accordingly.

The inputs into the binomial model are as follows:

	November 12, 2015	March 31, 2015
Market price	$0.0125	$0.0194
Conversion price	$0.0046	$0.0110
Risk free rate	1.20%	0.89%
Expected volatility	145%	121%
Dividend yield	0%	0%
Expected life	32 months	38 months

On November 13, 2015, the Company entered into a Warrant Settlement Agreement whereby the Company agreed to issue 30,000,000 shares of common stock of the Company with a fair value of $357,000 ($0.0119 per share) for full settlement and cancelation of the Warrant issued in conjunction with the 8% Secured Convertible Promissory Note on June 12, 2013 to Typenex Co-Investment, LLC.  As a result, a warrant liability of $660,857 was settled and a gain on settlement of debt of $303,857 is recorded in the consolidated statement of operations for the year ended March 31, 2016.

The fair value of the warrant derivative liability is $0 and $407,585 at March 31, 2016 and 2015, respectively.  The increase (decrease) in the fair value of the warrant liability of $253,272 and $(513,341) has been recorded as a (gain) loss in the consolidated statements of operations for the year ended March 31, 2016 and 2015, respectively.

13. CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITIES

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

The Company’s convertible promissory note derivative liabilities has been measured at fair value at March 31, 2015 and 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.  After June 12, 2013, the Company issued common stock for cash at a price of $0.01 per share and the conversion price has been adjusted accordingly. At March 31, 2016, the Convertible Promissory Note with Typenex was paid in full.  As such, the fair value of the conversion feature at March 31, 2016 is $0 (See Note 10).

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

The fair value of the conversion option derivatives is $0 and $167,678 at March 31, 2016 and 2015, respectively.  The increase (decrease) in the fair value of the convertible promissory note derivative liabilities of $(235,282) and $(827,466) has been recorded as a (gain) loss in the consolidated statements of operations for the year ended March 31, 2016 and 2015, respectively.

At December 31, 2015, the Company determined that it did not have sufficient authorized and unissued shares to settle contractual obligations for stock payable, Series A Convertible Preferred Stock and convertible notes.  After allocating available shares of common stock to various contracts, there is a shortfall of 82,731,750 shares to satisfy obligations for convertible notes.  As a result, the obligation to deliver shares was reclassified from equity to liabilities and a $198,088 promissory note obligation is recorded on the consolidated balance sheet at December 31, 2015.

The inputs into the Black-Scholes models are as follows:

December 31, 2015
Closing share price	$0.0035
Conversion price	$0.0046 to $0.0110
Risk free rate	0.050%
Expected volatility	209% to 271%
Dividend yield	0%
Expected life	0.12 to1.15 years

At February 4, 2016, the Company approved an amendment of the Company’s articles of incorporation to increase the number of authorized common shares of the Company from 500,000,000 to 850,000,000 shares of common stock.  As a result, the Company has sufficient shares of the common stock to settle contractual obligations for stock payable, Series A Convertible Preferred Stock and convertible notes and the obligation to deliver shares was reclassified from liabilities to equity.

14. CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of March 31, 2016, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

15. STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2016 and 2015:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2016 and 2015, respectively.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares and 375,000 shares issued and outstanding at March 31, 2016 and 2015, respectively.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

At February 4, 2016, the Company approved an amendment of the Company’s articles of incorporation to increase the number of authorized common shares of the Company from 500,000,000 to 850,000,000 shares of common stock.

Common Stock, par value of $0.001 per share; 850,000,000 shares authorized: 480,601,620 and 308,236,718 shares issued and outstanding at March 31, 2016 and 2015, respectively. Holders of Common Stock have one vote per share of Common Stock held.

Series A Preferred Stock

During the year ended March 31, 2016, the Company issued subscriptions payable for 625,000 shares of Series A Preferred Stock valued at $75,000 and classified as Series A Preferred Stock of $625 and additional paid-in capital of $74,375 ($0.12 per share) to Paul Thompson Sr., Chief Executive Officer and sole director of the Company, for $75,000 for settlement of accounts payable – related party.

Common Stock

(i)

Year Ended March 31, 2016

On April 14, 2015 the Company issued 1,840,908 shares of common stock to satisfy obligations under share subscription agreements for $21,318 for settlement of notes payable and $7,500 in services included in share subscriptions payable.

On April 21, 2015 the Company issued 4,745,452 shares of common stock to satisfy obligations under share subscription agreements for $36,441 for settlement of notes payable, $12,000 in services and $18,800 in cash receipts included in share subscriptions payable.

On May 13, 2015 the Company issued 3,176,134 shares of common stock to satisfy obligations under share subscription agreements for $30,289 for settlement of notes payable, $10,000 in equipment and $9,000 in cash receipts included in share subscriptions payable.

On June 10, 2015 the Company issued 625,000 shares of Series A Preferred Stock to Paul Thompson Sr., the CEO and sole director of the Company, to satisfy obligations under share subscription agreements for $75,000 for settlement of accounts payable receipts included in share subscriptions payable.

On June 10, 2015 the Company issued 5,830,863 shares of common stock to satisfy obligations under share subscription agreements for $49,448 for settlement of accounts payable, $9,534 in services and $22,500 in cash receipts included in share subscriptions payable.

On June 23, 2015 the Company issued 1,800,000 shares of common stock to satisfy obligations under share subscription agreements for $12,000 in services and $20,000 in cash receipts included in share subscriptions payable.

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

On September 2, 2015 the Company issued 10,207,799 shares of common stock to satisfy obligations under share subscription agreements for $207,998 for settlement of notes payable, $29,000 in services and $12,776 in cash receipts included in share subscriptions payable.

On September 18, 2015 the Company issued 1,109,090 shares of common stock to satisfy obligations under share subscription agreements for $10,000 for settlement of notes payable and $2,000 in cash receipts included in share subscriptions payable.

On September 21, 2015 the Company issued 6,500,000 shares of common stock to satisfy obligations under share subscription agreements $97,250 in services and $10,000 in cash receipts included in share subscriptions payable.

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

On December 7, 2015 the Company issued 7,005,194 shares of common stock to satisfy obligations under share subscription agreements for $56,000 in services and $30,122 in cash receipts included in share subscriptions payable.

On December 18, 2015 the Company issued 13,896,345 shares of common stock to satisfy obligations under share subscription agreements for $148,804 for settlement of notes payable, $26,325 in services, $21,350 in equipment and $12,500 in cash receipts included in share subscriptions payable.

On December 23, 2015 the Company issued 8,669,993 shares of common stock to satisfy obligations under share subscription agreements for $21,297 for settlement of notes payable, $59,800 in services and $11,000 in cash receipts included in share subscriptions payable.

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

On November 13, 2015, the Company entered into a Warrant Settlement Agreement whereby the Company agreed to issue 30,000,000 shares of common stock of the Company with a fair value of $357,000 ($0.0119 per share) for full settlement and cancelation of the Warrant issued in conjunction with the 8% Secured Convertible Promissory Note on June 12, 2013 to Typenex Co-Investment, LLC.  On November 13, 2015, the Company issued 17,000,000 shares of common stock in accordance with the Warrant Settlement Agreement. On January 18, 2016, the obligation of the remaining 13,000,000 shares due were issued.

On December 16, 2015, the Company issued a total of 20,000,000 shares of common stock valued at $100,000 ($0.005 per share) and paid $6,000 in cash to Lucas Hoppel for conversion of principal and interest of $31,980 and loss on settlement of debt of $74,020.

On January 15, 2016, the Company issued 9,256,711 shares of common stock to satisfy obligations under share subscription agreements for $30,000 in services and $51,750 in cash receipts included in share subscriptions payable.

On February 9, 2016, the Company issued 9,112,985 shares of common stock to satisfy obligations under share subscription agreements for $18,430 in services, $30,818 for settlement in notes payable and $14,000 in cash receipts included in share subscriptions payable.

On March 15, 2015, 5,750,000 shares of common stock previously issued to satisfy obligations under share subscription agreements for $24,200 in services and $58,125 in cash receipts were returned to treasury and included in share subscriptions payable.

(ii)

Year Ended March 31, 2015

On April 1, 2014, the Company issued 342,063 shares of common stock valued at $29,075 ($0.085 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $12,500 and loss on settlement of debt of $16,576.

On April 16, 2014, the Company issued 1,053,553 shares of common stock valued at $63,213 ($0.060 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $36,391 and loss on settlement of debt of $26,822.

On April 18, 2014, the Company issued 3,056,805 shares of common stock to satisfy obligations under share subscription agreements for $157,492 in cash, $76,110 in services and $7,698 for settlement of accounts payable included in share subscriptions payable.

On May 1, 2014, the Company issued 1,427,500 shares of common stock to satisfy obligations under share subscription agreements for $92,245 in services and $15,354 in equipment included in share subscriptions payable.

On June 16, 2014, the Company issued 919,033 shares of common stock valued at $36,761 ($0.040 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $23,608 and loss on settlement of debt of $13,153.

On July 3, 2014, the Company issued 1,103,370 shares of common stock to satisfy obligations under share subscription agreements for $7,500 in services and $44,103 in cash receipt in prior periods included in share subscriptions payable.

On July 31, 2014, the Company issued 467,144 shares of common stock valued at $19,153 ($0.041 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $10,822 and loss on settlement of debt of $8,331.

On August 20, 2014, the Company issued 1,064,237 shares of common stock valued at $42,569 ($0.040 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $20,780 and loss on settlement of debt of $21,789.

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

On October 21, 2014, the Company issued 2,466,666 shares of common stock to satisfy obligations under share subscription agreements for $50,000 in finance expense and $18,750 in services included in share subscriptions payable.

On October 30, 2014, the Company issued 1,204,747 shares of common stock valued at $39,034 ($0.0324 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $17,510 and loss on settlement of debt of $21,524.

On November 26, 2014, the Company issued 783,333 shares of common stock to satisfy obligations under share subscription agreements for $15,000 in finance expense and $11,250 in services included in share subscriptions payable.

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

On January 16, 2015, the Company issued 1,881,721 shares of common stock to satisfy obligations under share subscription agreements for $53,946 in services included in share subscriptions payable.

On January 21, 2015, the Company issued 3,843,138 shares of common stock to satisfy obligations under share subscription agreements for $43,529 in settlement of accounts payable, $7,500 in settlement of notes payable, $15,000 in finance costs and $19,000 in cash receipts included in share subscriptions payable.

On January 27, 2015, the Company issued 3,552,726 shares of common stock to satisfy obligations under share subscription agreements for $69,700 in settlement of notes payable and $8,600 in cash included in share subscriptions payable.

On January 28, 2015, the Company issued 244,000 shares of common stock to satisfy obligations under share subscription agreements for $7,800 in services included in share subscriptions payable.

On January 23, 2015, the Company issued 2,752,167 shares of common stock valued at $82,290 ($0.0299 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $37,675 and loss on settlement of debt of $44,615.

On January 30, 2015, the Company issued 2,293,937 shares of common stock to satisfy obligations under share subscription agreements for $1,500 services, $11,000 for settlement of notes payable, $11,500 for finance costs and $8,000 in cash receipts included in share subscriptions payable.

On February 16, 2015, the Company issued 3,715,946 shares of common stock to satisfy obligations under share subscription agreements for $1,790 for settlement of accounts payable, $41,818 for settlement in account payable, $20,000 for finance costs, $5,000 for services and $10,500 in cash receipts included in share subscriptions payable.

On March 11, 2015, the Company issued 4,066,363 shares of common stock to satisfy obligations under share subscription agreements for $3,000 for settlement of services, $15,491 for settlement of notes payable and $35,000 in cash receipts included in share subscriptions payable.

On March 27, 2015, the Company issued 5,975,371 shares of common stock to satisfy obligations under share subscription agreements for $63,364 for settlement of notes payable, $4,864 for finance costs and $25,981 in cash receipts included in share subscriptions payable.

On March 23, 2015, the Company issued 3,070,782 shares of common stock valued at $76,770 ($0.025 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $40,000 and loss on settlement of debt of $36,770.

Common Stock Payable

(i)

Year Ended March 31, 2016

During the year ended March 31, 2016, the Company had total subscriptions payable for 81,781,794 shares of common stock for $282,589 in cash, shares of common stock for services valued at $213,453, stock for purchase of equipment valued at $500, common stock for settlement of notes payable valued at $13,673, stock for settlement of interest payable valued at $104,000.

(ii)

Year Ended March 31, 2015

During the year ended March 31, 2015, the Company had total subscriptions payable for 17,239,993 shares of common stock for $397,977 in cash, shares of common stock for services valued at $85,710, stock for purchase of equipment valued at $500, common stock for settlement of notes payable valued at $65,073, stock for settlement of interest payable valued at $10,000.

16. RELATED PARTY TRANSACTIONS

During the years ended March 31, 2016 and 2015, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Rent expense – Note 7

Notes Payable – Note 9

17. INCOME TAXES

The following table presents income before taxes and income tax expense as well as the taxes charged to stockholders equity:

	Year Ended March 31, 2016	Year Ended March 31, 2015

Net loss before taxes	$(2,177,577)	$(947,856)

Income tax expense charged to loss before taxes	$-	$-

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

	Year Ended March 31, 2016	Year Ended March 31, 2015
Expected tax expense (recovery)	$(762,000)	$(332,000)
Share-based payments	207,000	107,000
Loss on sale of equipment	17,000	6,000
Gain on settlement of debt	143,000	118,000
Impairment of marketable securities	-	34,000
Impairment of equipment	14,000	-
Interest	184,000	177,000
(Gain) loss on derivatives	(100,000)	(469,000)
Change in valuation allowance	297,000	359,000

	$-	$-

At March 31, 2016 and 2015, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $14,459,000 and $13,610,000, respectively, which may be applied against future taxable income, if any, at various times through 2033. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2016 and 2015.

The tax years 2016, 2015, 2014, 2013, 2012, 2011 and 2010 remain open to examination by the major taxing jurisdictions in which the Company operates.  The Company expects no material changes to unrecognized tax positions within the next twelve months.

18. SUBSEQUENT EVENTS

Exploitation and Mining Concessions Agreement

Effective May 19, 2016, Mexus Gold Mining, S.A. de C.V., a wholly owned Mexican subsidiary of the Company entered into an Exploration, Exploitation and Mining Concessions Agreement with Marmar Holding SA de C.V. (“Marmar”) in regard to the Santa Elena (formally known as Julio) mining project Mining Concession with title 221448 and Mining Concession with title 221447 on the lot called Marta Elena.

Pursuant to the terms of the Agreement, Mexus will contribute its interests in both properties and equipment to the joint venture and Marmar will contribute production expertise, equipment and administrative capability to immediately begin operations on the Santa Elena project and will bear all costs associated with operations and administration.

Profits from net revenues will be distributed 5% Mexus and 95% to Marmar until “Payout” which is defined as the point when Marmar has recovered its original operational and administrative costs associated with the Project.  Thereafter, revenues will be split between the parties on a 50/50 basis.

Equipment held for Sale

As a result of the Exploration and Mining Concessions Agreement, equipment previously classified as held for sale was reclassified as held and used on May 19, 2016.

Common Stock

On May 19, 2016, the Company issued 19,027,777 shares of common stock to satisfy obligations under share subscription agreements for $35,300 in cash receipts included in share subscriptions payable.

On June 16, 2016 the Company issued 17,791,176 shares of common stock to satisfy obligations under share subscription agreements for $33,000 for services, $75,000 for interest and $5,000 in cash receipts included in share subscriptions payable.

On June 28, 2016 the Company issued 17,141,176 shares of common stock to satisfy obligations under share subscription agreements for $12,000 for settlement of accounts payable, $2,000 for interest and $20,000 in cash receipts included in share subscriptions payable.

On July 6, 2016 the Company cancelled 1,830,600 shares of common stock previously issued to satisfy obligations under share subscription agreements for $10,297 for settlement of notes payable.

Common Stock Payable

From the period of April 1, 2016 to July 6, 2016, the Company issued subscriptions payable for 4,343,575 shares of common stock ($0.0093 per share) for $40,436 in cash.

From the period of April 1, 2016 to July 6, 2016, the Company issued subscriptions payable for 3,950,000 shares of common stock for settlement of notes payable valued at $9,000 ($0.0023 per share).