Form 10-Q
period 2016-06-30
Mexus Gold US
filed 2016-08-15
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

MEXUS GOLD US

Nevada	000-52413	20-4092640
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
1805 N. Carson Street, #150
Carson City, NV 89701
(Address of principal executive offices)

(916) 776 2166
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .

Smaller reporting company  X .

(Do not check if smaller reporting company)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2016 there were, 532,731,149 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$43,069	$30,461
Note receivable	88,530	-
TOTAL CURRENT ASSETS	131,599	30,461

FIXED ASSETS
Property and equipment, net of accumulated depreciation	642,225	527,961
TOTAL FIXED ASSETS	642,225	527,961

OTHER ASSETS
Equipment under construction	73,456	17,018
Equipment held for sale	-	283,216
Property costs	505,947	505,947
TOTAL OTHER ASSETS	579,403	806,181

TOTAL ASSETS	$1,353,227	$1,364,603

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$87,294	$92,151
Accounts payable - related party	187,883	150,198
Notes payable (net unamortized debt discount of $0 and $54,112, respectively)	349,937	281,127
Note payable - related party	104,025	110,519
Promissory notes (net of unamortized debt discount of $64,350 and $88,480, respectively)	415,812	391,682
TOTAL CURRENT LIABILITIES	1,144,951	1,025,677

TOTAL LIABILITIES	1,144,951	1,025,677

CONTINGENT LIABILITIES (Note 14)

STOCKHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
850,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2016)	1,000	1,000
534,561,749 shares of Common Stock (480,601,620 - March 31, 2016)	534,568	480,607
Additional paid-in capital	18,817,177	18,380,440
Share subscription payable	620,601	614,215
Accumulated deficit	(19,765,070)	(19,137,336)
TOTAL STOCKHOLDERS' EQUITY	208,276	338,926

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,353,227	$1,364,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2016	2015
REVENUES
Revenues	$-	$17,644
Total revenues	-	17,644

Expenses
General and administrative	188,609	155,269
Exploration	86,014	65,244
Stock-based expense - consulting services	62,000	68,641
(Gain) loss on sale of equipment	(99,824)	-
Write down of equipment held for sale	12,308	-
Loss on settlement of debt, accounts payable	294,000	118,417
Total operating expenses	543,107	407,571

OTHER INCOME (EXPENSE)
Other	-	41,460
Interest	(85,098)	(62,900)
Foreign exchange	471	9,075
Gain on change in fair value of derivative liabilities	-	33,194
	(84,627)	20,829

NET LOSS	$(627,734)	$(369,098)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	492,497,504	321,377,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(627,734)	$(369,098)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	57,862	81,920
Gain on sale of equipment	(99,824)	-
Loss on settlement of debt, accounts payable	294,000	118,417
Stock-based compensation - services	62,000	68,641
Interest expense	85,098	52,900
Gain on change in fair value of derivative instrument	-	(33,194)
Write down of equipment held for sale	12,308	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities, including related parties	41,220	(13,450)
NET CASH USED IN OPERATING ACTIVITIES	(175,070)	(93,864)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(7,316)	-
Purchase of equipment under construction	(516)	-
Proceeds from sale of equipment	61,470	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	53,638	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	22,863	12,555
Payment of notes payable	(11,659)	-
Proceeds from the issuance of convertible promissory notes	-	50,000
Payment of convertible promissory notes	-	8,000
Advances from related party	-	(12,797)
Proceeds from issuance of common stock, net	122,836	37,776
NET CASH PROVIDED BY FINANCING ACTIVITIES	134,040	95,534

INCREASE IN CASH	12,608	1,670

CASH, BEGINNING OF PERIOD	30,461	2,747
CASH, CONTINUED OPERATIONS AT THE END OF PERIOD	$43,069	$4,417

Supplemental disclosure of cash flow information:
Interest paid	$-	$10,486
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable	$3,000	126,886
Shares issued for equipment purchase	$-	$10,000
Shares issued to settle accounts payable	$309,250	$-
Sale of equipment for note receivable	$88,530	$-
Reclassification of equipment held for sale to property and equipment	$220,732	$-
Reclassification of property and equipment to equipment under construction	$55,922	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

2.

BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the condensed consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at March 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions on an ongoing basis using currently available information. Actual results could differ from those estimates. Three months figures are not necessarily indicative of the results to be reported at the year end.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that the estimates used are reasonable.

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

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight-line basis over their expected useful lives as follows (see Note 5):

Mining tools and equipment

7 years

Watercrafts

7 years

Vehicles

3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $73,456 and $17,018 as of June 30, 2016 and March 31, 2016, respectively. Equipment under construction at June 30, 2016 comprises Gold Recovery Cyanide Plant, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2016 and 2015, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of June 30, 2016 and 2015, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

3.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $19,765,070 at June 30, 2016. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation as a going concern is dependent upon the ability of the Company to meet our obligations on a timely basis, and, ultimately to attain profitability.

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

5.

EQUIPMENT

	Cost	Accumulated Depreciation	June 30, 2016 Net Book Value	March 31, 2016 Net Book Value
Mining tools and equipment	$ 1,348,201	$ 706,434	$ 641,767	$ 526,311
Vehicles	116,991	116,533	458	1,650
	$ 1,465,192	$ 822,967	$ 642,225	$ 527,961

Depreciation expense for the three months ended June 30, 2016 and 2015 was $57,862 and $81,920, respectively.

6.

ACCOUNTS PAYABLE – RELATED PARTY

During the three months ended June 30, 2016 and 2015, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $11,400, respectively. At June 30, 2016 and March 31, 2016, $31,003 and $33,798 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At June 30, 2016 and March 31, 2016, $156,880 and $116,400 of compensation due is included in accounts payable – related party, respectively and $119,400 for 8,000,000 and $86,800 and 6,000,000 shares of common stock due is included in share subscriptions payable, respectively.

7.

NOTES PAYABLE – RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand. These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company. As of June 30, 2016 and March 31, 2016, notes payable due to Taurus Gold Inc. totaled $94,532 and $101,428, respectively.

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company. North Pacific Gold is controlled by Paul Thompson, Jr. an immediate family member of Paul D. Thompson, the sole director and officer of the Company. On June 29, 2015, North Pacific Gold advanced the Company $7,500 in cash. This loan is due in 90 days, unsecured and bears interest of 6% per annum and is repayable in cash or Company common stock at market value at the option of the Company. As of June 30, 2016 and March 31, 2016, notes payable due to North Pacific Gold totaled $9,493 and $9,091, respectively.

8.

NOTES PAYABLE

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,750,020 shares of common stock valued at $70,000. The shares were issued in settlement of the convertible promissory note ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636. On August 24, 2015, $37,001 of these advances were settled on issuance of the convertible promissory note. At June 30, 2016 and March 31, 2016, the balance of these advances totaled $15,000 and $15,000, respectively.

During the years ended March 31, 2015 and March 31, 2016 and the three months ended June 30, 2016, the Company received various advances totaling $286,757 from twenty-two investors, received various advances totaling $290,300 from nineteen investors and received $19,198 in various advances from one investor, respectively. These advances are unsecured and are due within 30 to 180 days of issue. Upon receipt of the cash advance, the Company paid majority of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid when due by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.0018 per share to $0.040 per share. For one promissory note with principal of $40,000 payments equal to 20% of cash proceeds received by the Company are due when equipment held for sale is sold.

During the year ended March 31, 2016, note principal and interest of $503,960 was paid through the issuance of shares of common stock and $42,264 in cash. In addition, for the three months ended June 30, 2016 note principal and interest of $3,000 was paid through the issuance of shares of common stock and $1,500 in cash. At June 30, 2016 and March 31, 2016, the balance of these advances totaled $257,787 and $243,089, respectively. At June 30, 2016 and March 31, 2016, debt discount of $0 and $54,112, respectively has been recorded on the consolidated balance sheet related to these cash advances. At June 30, 2016, $114,800 of these notes were in default. There are no default provisions stated in the notes.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At July 19, 2016, the note was unpaid and in default.

Amortization of debt discount was $54,112 and $26,978 for the three months ended June 30, 2016 and 2015, respectively.

9.

PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of the convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of the convertible promissory note. At June 30, 2016 and March 31, 2016, outstanding Promissory Notes were $95,000 and $95,000, respectively. As of June 30, 2016, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At June 30, 2016 and March 31, 2016 accrued interest of $19,701 and $18,013, respectively, is included in accounts payable and accrued liabilities.

On August 24, 2015, the Company issued a convertible promissory note (“Note”) for a total amount of $343,973 due on February 24, 2017 to William H. Brinker (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the issuance date. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $458,402 prior to the issuance of the Note comprising unsecured promissory note dated January 8, 2013 of $140,000, promissory note of $100,000 dated April 18, 2013, various notes payable of $41,001, interest payable of $9,372 and share subscriptions payable of $168,029. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 8,732,880 shares of common stock with a fair value of $134,486 ($0.0154 per share) which was recorded as debt discount. The issuance of the Note resulted in gain on settlement of $114,429. At June 30, 2016 and March 31, 2016 the Note is recorded net of discount of $59,773 and $82,187, respectively. The net note balance as of June 30, 2016 and March 31, 2016 was $284,200 and $261,786, respectively.

On December 1, 2015, the Company issued a convertible promissory note (“Note”) dated August 24, 2015 for a total amount of $41,189 due on February 24, 2017 to David Long (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the date of the Note. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $60,000 prior to the issuance of the Note comprising a promissory note of $60,000 dated April 18, 2013. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 686,475 shares of common stock with a fair value of $10,297 ($0.015 per share) which as recorded as debt discount. The issuance of the Note resulted in gain on settlement of $18,811. At June 30, 2016 and March 31, 2016, the Note is recorded net of discount of $4,577 and $6,293, respectively. The net note balance as of June 30, 2016 and March 31, 2016 was $36,612 and $34,896, respectively.

10.

CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of June 30, 2016, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

11.

STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2016 and March 31, 2016:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at June 30, 2016 and March 31, 2016.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at June 30, 2016 and March 31, 2016.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 850,000,000 shares authorized: 534,561,749 and 480,601,620 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively. Holders of Common Stock have one vote per share of Common Stock held.

Common Stock

On May 19, 2016, the Company issued 19,027,777 shares of common stock to satisfy obligations under share subscription agreements for $35,300 for settlement of cash included in share subscriptions payable.

On April 21, 2016 the Company issued 17,791,176 shares of common stock to satisfy obligations under share subscription agreements for $75,000 for settlement of interest, $47,400 in services and $5,000 in cash receipts included in share subscriptions payable.

On May 13, 2016 the Company issued 17,141,176 shares of common stock to satisfy obligations under share subscription agreements for $306,000 for settlement of accounts payable, $2,000 in equipment and $20,000 in cash receipts included in share subscriptions payable.

Common Stock Payable

As at June 30, 2016, the Company had total subscriptions payable for 45,235,240 shares of common stock for $349,771 in cash, shares of common stock for services valued at $224,043, stock for purchase of equipment valued at $500, common stock for settlement of accounts payable valued at $3,250, common stock for settlement of notes payable valued at $18,037, stock for settlement of interest payable valued at $25,000.

12.

SUBSEQUENT EVENTS

Common Stock

On July 6, 2016 the Company cancelled 1,830,600 shares of common stock previously issued to satisfy obligations under share subscription agreements for $10,297 for settlement of notes payable.

Common Stock Payable

From the period of July 1, 2016 to August 8, 2016, the Company issued subscriptions payable for 7,575,000 shares of common stock ($0.02 per share) for $151,500 in cash.

From the period of July 1, 2016 to August 8, 2016, the Company issued subscriptions payable for 10,100,000 shares of common stock ($0.048 per share) for $484,600 in cash.

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

While the Company, as of June 30, 2016, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three month periods ended June 30, 2016 and 2015. All amounts herein are in U.S. dollars.

Three Months Ended June 30, 2016 compared with the Three Months Ended June 30, 2015

We had a net loss during the three months ended June 30, 2016 of $627,734 compared to a net loss of $369,098 during the same period in 2015. The increase in net loss is primarily attributable to no revenues, loss on settlement of accounts payable of $294,000 and a general increase in operating and other expenses during the three months ended June 30, 2016 which was offset by a gain of $99,824 on sale of equipment.

Revenue

For the three months ended June 30, 2016, we had revenues of $0 compared to $17,644 for the three months ended June 30, 2015.

Operating Expenses

Total operating expenses increased to $543,107 during three months ended June 30, 2016, compared to $407,571 for the three months ended June 30, 2015. The increase in operating expenses was primarily due an increase on loss on settlement of accounts payable.

Other Income (Expense)

We reported $84,627 of other expense during the three months ended June 30, 2016 compared to $20,829 other income during the same period in 2015.

Changes in other income (expense) is mainly attributable to (i) the decrease of other income of $41,460 and (ii) decrease in gain of derivative liabilities of $33,194.

Liquidity and Capital Resources

At June 30, 2016, we had cash of $43,069 compared to cash of $30,461 at March 31, 2016.

Our note receivable increased to $88,530 from the sale of equipment.

Our equipment increased to $642,225 at June 30, 2016, compared to $527,961 at March 31, 2016. The increase in equipment is largely due to the reclassification of equipment as held for sale.

Our mineral properties had no change during the three month period ended June 30, 2016.

Equipment under construction increased to $73,456 at June 30, 2016, compared to $17,018 at March 31, 2016. The increase in equipment is largely due to the reclassification of equipment as held for use.

Total assets decreased to $1,353,227 at June 30, 2016, compared to $1,364,603 at March 31, 2016. The majority of the decrease in assets relates to depreciation of equipment.

Our total liabilities increased to $1,144,951 at June 30, 2016, compared to $1,025,677 as of March 31, 2016. The increase in our total liabilities can be primarily attributed to the amortization of debt discount and unpaid compensation due to Paul Thompson, Sr., the sole director and CEO of the Company.

Our working capital deficit at June 30, 2016 and March 31, 2016 is $1,013,352 and $995,216, respectively.

Our net cash used in operating activities for the three months ended June 30, 2016 and 2015 is $175,070 and $93,864, respectively. Our net loss for the three months ended of $627,734 was the main contributing factor for our negative cash, offset mainly by depreciation and amortization of $57,862, interest expense of $85,098, stock-based compensation – services of $62,000 and loss on settlement of accounts payable of $294,000. .

Our net cash provided by investing activities for the three months ended June 30, 2016 and 2015 is $53,638 and $0, respectively, mainly due to the sale of equipment.

Our net cash provided by financing activities for the three months ended June 30, 2016 and 2015 is $134,040 and $95,534, respectively, mainly due to issuance of notes payable and sale of common stock.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2016, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b). We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete this review during 2016 to comply with the requirement of the SEC. We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 19, 2016, the Company issued 19,027,777 shares of common stock to satisfy obligations under share subscription agreements for $35,300 for settlement of cash included in share subscriptions payable.

On April 21, 2015 the Company issued 17,791,176 shares of common stock to satisfy obligations under share subscription agreements for $75,000 for settlement of interest, $47,400 in services and $5,000 in cash receipts included in share subscriptions payable.

On May 13, 2015 the Company issued 17,141,176 shares of common stock to satisfy obligations under share subscription agreements for $306,000 for settlement of accounts payable, $2,000 in equipment and $20,000 in cash receipts included in share subscriptions payable.

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

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of the convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of the convertible promissory note. At June 30, 2016 and March 31, 2016, outstanding Promissory Notes were $95,000 and $95,000, respectively. As of June 30, 2016, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At June 30, 2016 and March 31, 2016 accrued interest of $19,701 and $18,013, respectively, is included in accounts payable and accrued liabilities.

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,750,020 shares of common stock valued at $70,000. The shares were issued in settlement of the convertible promissory note ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636. On August 24, 2015, $37,001 of these advances were settled on issuance of the convertible promissory note. At June 30, 2016 and March 31, 2016, the balance of these advances totaled $15,000 and $15,000, respectively.

During the years ended March 31, 2015 and March 31, 2016 and the three months ended June 30, 2016 the Company received various advances totaling $286,757 from twenty-two investors, received various advances totaling $290,300 from nineteen investors and received $19,198 in various advances from one investor, respectively. These advances are unsecured and are due within 30 to 180 days of issue. Upon receipt of the cash advance, the Company paid majority of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid when due by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.0018 per share to $0.040 per share. For one promissory note with principal of $40,000 payments equal to 20% of cash proceeds received by the Company are due when equipment held for sale is sold.

During the year ended March 31, 2016, note principal and interest of $503,960 was paid through the issuance of shares of common stock and $42,264 in cash. In addition, for the three months ended June 30, 2016 note principal and interest of $3,000 was paid through the issuance of shares of common stock and $1,500 in cash. At June 30, 2016 and March 31, 2016, the balance of these advances totaled $257,787 and $243,089, respectively. At June 30, 2016 and March 31, 2016, debt discount of $0 and $54,112, respectively has been recorded on the consolidated balance sheet related to these cash advances. At June 30, 2016, $114,800 of these notes were in default. There are no default provisions stated in the notes.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At July 19, 2016, the note was unpaid and in default.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Statements

Condensed Consolidated Balance Sheets at June 30, 2016 (unaudited) and March 31, 2016

Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Articles of Incorporation filed with the Secretary of State of Nevada on October 1, 2009	3.4	10-K	7/27/2016

Certificate of Amendment filed with the Secretary of State of Nevada on March 9, 2016	3.5	10-K	7/27/2016

Certificate of Designation filed with the Secretary of State of Nevada on August 8, 2011	3.6	10-K	7/27/2016

Amended and Restated Bylaws dated December 30, 2005	3.7	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Caborca Preliminary Report and First Stage Mapping	99.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2016

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director