Form 10-K/A
period 2016-03-31
Mexus Gold US
filed 2016-09-19
CIK 1355677

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

EXPLANATORY NOTE

The sole purpose of this Amendment # 1 to the Annual Report on Form 10-K (the "Form 10-K") for the year ended March 31, 2016, is to furnish an amended Exhibit 99.1.

No other changes have been made to the Form 10-K. This Amendment #1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer Chief Financial Officer Principal Accounting Officer President Secretary Director	September 16, 2016

5