Form 10-Q
period 2016-09-30
Mexus Gold US
filed 2016-11-21
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2016 there were 594,349,931 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$15,332	$30,461
Prepaid and other assets	251,585	-
TOTAL CURRENT ASSETS	266,917	30,461

FIXED ASSETS
Property and equipment, net of accumulated depreciation	603,443	527,961
TOTAL FIXED ASSETS	603,443	527,961

OTHER ASSETS
Equipment under construction	73,456	17,018
Equipment held for sale	-	283,216
Property costs	505,947	505,947
TOTAL OTHER ASSETS	579,403	806,181

TOTAL ASSETS	$1,449,763	$1,364,603

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$77,580	$92,151
Accounts payable - related party	203,983	150,198
Notes payable (net unamortized debt discount of $0 and $54,112, respectively)	218,897	281,127
Note payable - related party	80,740	110,519
Promissory notes (net of unamortized debt discount of $0 and $88,480, respectively)	75,000	391,682
TOTAL CURRENT LIABILITIES	656,200	1,025,677

TOTAL LIABILITIES	656,200	1,025,677

CONTINGENT LIABILITIES (Note 10)

STOCKHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
850,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2016)	1,000	1,000
570,249,482 shares of Common Stock (480,601,620 - March 31, 2016)	570,256	480,607
Additional paid-in capital	19,826,340	18,380,440
Share subscription payable	2,126,901	614,215
Accumulated deficit	(21,730,934)	(19,137,336)
TOTAL STOCKHOLDERS' EQUITY	793,563	338,926

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,449,763	$1,364,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
REVENUES
Revenues	$-	$710	$-	$18,354
Total revenues	-	710	-	18,354

Expenses
General and administrative	148,686	232,070	337,296	387,338
Exploration	205,019	76,031	291,033	141,275
Stock-based expense - consulting services	1,084,362	227,483	1,146,362	296,124
(Gain) loss on sale of equipment	-	37,786	(99,824)	37,786
Write down of equipment held for sale	-	-	12,308	-
Loss on settlement of debt, accounts payable	435,716	145,475	729,716	263,892
Total operating expenses	1,873,783	718,845	2,416,891	1,126,415

OTHER INCOME (EXPENSE)
Other	-	62,264	-	103,724
Interest	(88,870)	(73,401)	(173,968)	(136,301)
Foreign exchange	(3,210)	2,620	(2,739)	11,695
Gain on derivative liabilities	-	159,711	-	192,905
	(92,080)	151,194	(176,707)	172,023

NET LOSS AND COMPREHENSIVE LOSS	$(1,965,863)	$(566,941)	$(2,593,598)	$(936,038)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	545,485,306	351,793,477	519,136,177	336,668,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,593,598)	$(936,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,333	159,629
(Gain) loss on sale of equipment	(87,516)	37,786
Loss on settlement of debt, accounts payable	729,716	263,892
Stock-based compensation - services	1,146,362	296,124
Interest expense	168,397	120,700
Gain on change in fair value of derivative instrument	-	(192,905)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities, including related parties	88,420	45,059
Deposit	-	75,000
NET CASH USED IN OPERATING ACTIVITIES	(432,886)	(130,753)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(26,005)	(1,660)
Purchase of equipment under construction	(516)	-
Proceeds from sale of equipment	86,470	8,500
Issuance of note receivable	(21,509)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	38,440	6,840
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	12,093
Proceeds from issuance of notes payable	30,413	77,000
Payment of notes payable	(104,232)	(40,000)
Proceeds from the issuance of convertible promissory notes	-	50,000
Advances from related party	-	2,057
Payment of advances from related party	-	(50,260)
Proceeds from issuance of common stock, net	453,136	70,276
NET CASH PROVIDED BY FINANCING ACTIVITIES	379,317	121,166

DECREASE IN CASH	(15,129)	(2,747)
CASH, BEGINNING OF PERIOD	30,461	2,747
CASH, CONTINUED OPERATIONS AT THE END OF PERIOD	$15,332	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$12,486
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Prepaid stock based compensation	$166,546	$-
Shares issued for settlement of notes payable	$742,746	$359,340
Shares issued for equipment purchase	$-	$31,500
Shares issued to settle accounts payable	$348,537	$124,448
Shares issued to settle convertible note	$-	$427,663
Shares issued to settle stock payable	$-	$924,694
Shares issued to settle interest payable	$-	$36,470
Sale of equipment for note receivable	$63,530	$-
Discount for derivative liability recognized on issuance of convertible notes	$-	$67,604
Discount for beneficial conversion feature recognized on issuance of notes payable	$-	$38,500
Notes payable settled on issuance of convertible promissory note	$-	$181,001
Stock payable settled on issuance of convertible promissory note	$-	$168,029
Reclassification of equipment held for sale of property and equipment	$220,732	$-
Reclassification of property and equipment under construction	$55,922	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

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

2.

BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the unaudited condensed consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at March 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions on an ongoing basis using currently available information. Actual results could differ from those estimates. Three and six months figures are not necessarily indicative of the results to be reported at the year end.

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

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $73,456 and $17,018 as of September 30, 2016 and March 31, 2016, respectively. Equipment under construction at September 30, 2016 comprises Gold Recovery Cyanide Plant, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at September 30, 2016 and 2015, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of September 30, 2016 and 2015, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

3.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $21,730,934 at September 30, 2016. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

5.

EQUIPMENT

	Cost	Accumulated Depreciation	September 30, 2016 Net Book Value	March 31, 2016 Net Book Value
Mining tools and equipment	$ 1,354,463	$ 762,828	$ 591,635	$ 526,311
Vehicles	129,418	117,610	11,808	1,650
	$ 1,483,881	$ 880,438	$ 603,443	$ 527,961

Depreciation expense for the three and six months ended September 30, 2016 and 2015 was $57,862 and $81,920 and $115,333 and $159,629, respectively.

6.

ACCOUNTS PAYABLE – RELATED PARTY

During the six months ended September 30, 2016 and 2015, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $22,800 and $22,800, respectively. At September 30, 2016 and March 31, 2016, $42,403 and $33,798 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At September 30, 2016 and March 31, 2016, $161,580 and $116,400 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

7.

NOTES PAYABLE – RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand. These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company. As of September 30, 2016 and March 31, 2016, notes payable due to Taurus Gold Inc. totaled $60,737 and $101,428, respectively.

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company. North Pacific Gold is controlled by Paul Thompson, Jr. an immediate family member of Paul D. Thompson, the sole director and officer of the Company. This loan is due in 90 days, unsecured and bears interest of 6% per annum and is repayable in cash or Company common stock at market value at the option of the Company. As of September 30, 2016 and March 31, 2016, notes payable due to North Pacific Gold totaled $20,003 and $9,091, respectively.

8.

NOTES PAYABLE

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,750,020 shares of common stock valued at $70,000. The shares were issued in settlement of the convertible promissory note ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636. On August 24, 2015, $37,001 of these advances were settled on issuance of the convertible promissory note. At September 30, 2016 and March 31, 2016, the balance of these advances totaled $15,000 and $15,000, respectively.

During the years ended March 31, 2015 and March 31, 2016 and the three months ended September 30, 2016, the Company received various advances totaling $286,757 from twenty-two investors, received various advances totaling $290,300 from nineteen investors and received $19,198 in various advances from one investor, respectively. These advances are unsecured and are due within 30 to 180 days of issue. Upon receipt of the cash advance, the Company paid majority of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid when due by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.0018 per share to $0.040 per share. For one promissory note with principal of $40,000 payments equal to 20% of cash proceeds received by the Company are due when equipment held for sale is sold.

During the year ended March 31, 2016, note principal and interest of $503,960 was paid through the issuance of shares of common stock and $42,264 in cash. In addition, for the six months ended September 30, 2016 note principal and interest of $73,000 was paid through the issuance of shares of common stock and $26,500 in cash. At September 30, 2016 and March 31, 2016, the balance of these advances totaled $129,600 and $243,089, respectively. At September 30, 2016 and March 31, 2016, debt discount of $0 and $54,112, respectively has been recorded on the consolidated balance sheet related to these cash advances. At September 30, 2016, $114,800 of these notes were in default. There are no default provisions stated in the notes.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At September 30, 2016 and March 31, 2016, the balance of this note was $74,297 and $77,150, respectively. At September 30, 2016, this note was in default.

9.

PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. At September 30, 2016 and March 31, 2016, outstanding Promissory Notes were $75,000 and $95,000, respectively. As of September 30, 2016, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At September 30, 2016 and March 31, 2016 accrued interest of $23,754 and $18,013, respectively, is included in accounts payable and accrued liabilities.

On August 24, 2015, the Company issued a convertible promissory note (“Note”) for a total amount of $343,973 due on February 24, 2017 to William H. Brinker (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the issuance date. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $458,402 prior to the issuance of the Note comprising unsecured promissory note dated January 8, 2013 of $140,000, promissory note of $100,000 dated April 18, 2013, various notes payable of $41,001, interest payable of $9,372 and share subscriptions payable of $168,029. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 8,732,880 shares of common stock with a fair value of $134,486 ($0.0154 per share) which was recorded as debt discount. The issuance of the Note resulted in gain on settlement of $114,429. On September 19, 2016, the Company issued 6,665,786 shares of common stock with a fair value $516,597 ($0.0775 per share) to fully settle the Note with principal of $343,973 and a note payable (see Note 8) with principal of $30,000. At September 30, 2016 and March 31, 2016 the Note is recorded net of discount of $0 and $82,187, respectively. The net note balance as of September 30, 2016 and March 31, 2016 was $0 and $261,786, respectively.

On December 1, 2015, the Company issued a convertible promissory note (“Note”) dated August 24, 2015 for a total amount of $41,189 due on February 24, 2017 to David Long (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the date of the Note. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $60,000 prior to the issuance of the Note comprising a promissory note of $60,000 dated April 18, 2013. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 686,475 shares of common stock with a fair value of $10,297 ($0.015 per share) which as recorded as debt discount. The issuance of the Note resulted in gain on settlement of $18,811. On September 19, 2016, the Company issued 800,000 shares of common stock with a fair value $62,000 ($0.0775 per share) to fully settle the promissory note with principal of $41,189. At September 30, 2016 and March 31, 2016, the Note is recorded net of discount of $0 and $6,293, respectively. The net note balance as of September 30, 2016 and March 31, 2016 was $0 and $34,896, respectively.

Amortization of debt discount was $118,462 and $10,800 for the six months ended September 30, 2016 and 2015, respectively and $64,350 and $6,244 for the three months ended September 30, 2016 and 2015, respectively.

10.

CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of September 30, 2016, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

11.

STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2016 and March 31, 2016:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at September 30, 2016 and March 31, 2016.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at September 30, 2016 and March 31, 2016.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 850,000,000 shares authorized: 570,249,482 and 480,601,620 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On July 6, 2016 the Company cancelled 1,830,600 shares of common stock previously issued to satisfy obligations under share subscription agreements for $27,459 for settlement of notes payable.

On August 12, 2016 the Company issued 8,150,000 shares of common stock to satisfy obligations under share subscription agreements for $305,000 for services and $41,000 in cash receipts included in share subscriptions payable.

On August 24, 2016 the Company issued 14,633,333 shares of common stock to satisfy obligations under share subscription agreements for $205,800 for services, $30,000 for settlement of accounts payable, $51,666 for settlement of notes payable and $114,500 in cash receipts included in share subscriptions payable.

On August 30, 2016 the Company issued 6,025,000 shares of common stock to satisfy obligations under share subscription agreements for $120,500 in cash receipts included in share subscriptions payable.

On September 26, 2016 the Company issued 8,710,000 shares of common stock to satisfy obligations under share subscription agreements for $176,600 for services and $14,200 in cash receipts included in share subscriptions payable.

Common Stock Payable

As at September 30, 2016, the Company had total subscriptions payable for 70,424,434 shares of common stock for $389,871 in cash, shares of common stock for equipment valued at $500, shares of common stock for interest valued at $210,909, shares of common stock for services valued at $792,551, common stock for settlement of accounts payable valued at $12,537 and common stock for settlement of notes payable valued at $720,533.

12.

SUBSEQUENT EVENTS

Common Stock

On October 10, 2016 the Company issued 21,183,782 shares of common stock to satisfy obligations under share subscription agreements for $704,539 for settlement of notes payable, $394,265 in services and $92,000 in cash receipts included in share subscriptions payable.

On November 11, 2016 the Company issued 2,916,667 shares of common stock to satisfy obligations under share subscription agreements for $2,000 for settlement of notes payable, $8,037 for settlement of accounts payable, $29,463 in services and $10,000 in cash receipts included in share subscriptions payable.

Common Stock Payable

From the period of October 1, 2016 to November 11, 2016, the Company issued subscriptions payable for 2,500,000 shares of common stock ($0.02 per share) for $50,000 in cash.

From the period of October 1, 2016 to November 11, 2016, the Company issued subscriptions payable for 500,000 shares of common stock ($0.0683 per share) for $34,148 in services.

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

Effective March 31, 2011, we acquired Mexus Gold S.A. de C.V. (our wholly owned subsidiary) and began funding mining operations in Mexico. We have instituted a small placer processing operation to evaluate various areas of interest within the project lands.

Material Mining Properties

Santa Elena Prospect, (formerly known as the Caborca Project)

Our Santa Elena Prospect is comprised of early-stage exploration, including limited production operations, on the concessions. Under the terms of the concession agreement we also will acquire the associated surface. This concession is situated in the State of Sonora, Mexico.

Non-Material Minting Properties

Ures Prospects

The Ures Prospects, also situated in the State of Sonora, Mexico are the 370 Prospect, San Ramon Prospect, La Platosa Prospect, Edgar Prospect, Edgar II Prospect, Los Lareles Prospect, El Scorpio Prospect, and Ocho Hermanos Prospect. All of the Ures Prospects are early-stage exploration.

San Felix Mine (formerly known as the Mexus-Trinidad Joint Venture)

In March, 2014, we sold our 50% interest in the Joint Venture to Atzek Mineral S.A. de C.V. Under the terms of the instrument covering the sale of our interest to Atzek Mineral S.A. de C.V., the purchaser is now considered in default. We are evaluating our options and expect to conduct such activities whereby we will secure our ownership interest.

Other Operations

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

Description of Mining Projects

The following properties are located in Mexico and owned by Mexus Gold S.A. de C.V., our wholly owned subsidiary:

Santa Elena Prospects (formerly known as the Caborca Project)

The Company executed a revised Mineral Mining and Purchase Agreement, dated December 3, 2015, with the Concession Owners covering 2,225 acres located in the State of Sonora, Mexico. The Agreement is for a term of 25 years and specifies a purchase privilege, at the discretion of the Company, for all concessions in the amount of $2,000,000 absent the exercise of the purchase privilege a royalty of 40% for lode deposits and 25% for placer deposits and is credited to the purchase price. The Agreement specifies a delayed monthly royalty in the amount of $1,000 and the payment of the semi-annual concession tax.

Santa Elena Concessions
No	CONCESSION NAME	TITLE NO	AREA HECTARE	DATE ISSUED	END DATE
1	MARTHA ELENA	221447	339.3811	10/2/2004	9/2/2054
2	JULIO II	221448	59.0401	10/2/2004	9/2/2054
3	LA CRUZ	228167	3.6629	6/10/2006	5/10/2056
4	JULIO III	231609	99.6381	3/25/2008	3/24/2058
5	JULIO IV	231610	99.9687	3/25/2008	3/24/2058
6	JULIO V	231611	100	3/25/2008	3/24/2058
7	JULIO VI	231612	100	3/25/2008	3/24/2058
8	JULIO VII	231613	100	3/25/2008	3/24/2058
	Total Hectares		901..6909
	Total Acres		2,224.5502

The Company has conducted geological evaluation of the Santa Elena Prospects comprised of expanding the existing placer facility for the purpose of mineral evaluation, physical geological evaluations including the drilling of reverse circulation and core holes. Situated on the prospect area are caterpillars, haul trucks, maintenance trucks, power generators, pumps, tractor blade, truck mounted winch, water handling supplies and maintenance trailer with supplies. The prospect area is accessed from a state highway on existing roads. There is access to well water which is available for the current and future operations.

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

Access to the Santa Elena prospect is via dirt road approximately two miles west of paved highway Mexico 1 and approximately 34 miles northwest of the town of Caborca, Sonora, Mexico.

FIGURE 1 – SANTA ELENA PROJECT LOCATION MAP

[Please see Exhibit 99.1]

Exhibit 99.1 – PRELIMINARY REPORT AND FIRST STAGE MAPPING

Ocho Hermanos – Guadalupe de Ures Project

The Guadalupe de Ures Project is accessed from Hermosillo by driving via good paved road for 60 kilometers to the town of Guadalupe de Ures and then for 15 kilometers over dirt roads to the prospects. A base camp has been established near the town of Guadalupe de Ures using mainly trailers for accommodation, workshops and kitchen facilities.

Tucson
El Paso
Nogales
Ciudad Juarez
Pacific Ocean
BAJA CALIFORNIA
Gulf of California
SONORA
CHIHUAHUA
Guadalupe de Ures
Hermosillo
Chihuahua
N
Guaymas
0 100 Kilometers
0 100 Miles

NEVADA
UTAH
COLORADO
CALIFORNIA
ARIZONA
NEW MEXICO
Pacific Ocean
Los Angeles
Albuquerque
Phoenix
San Diego
Tucson
El Paso
TEXAS
SONORA
Guadalupe de Ures
Hermosillo
Chihuahua
MEXICO
0 100 200 300 Kilometers
0 100 200 300 Miles
Mexico City

Mexus Gold U.S.

Guadalupe de Ures Project

Location Map

1805 West Carson Street, #8
Carson City, NV 89701

FIGURE 2 - GUADALUPE DE URES PROJECT LOCATION MAP

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

While the Company, as of September 30, 2016, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three month periods ended September 30, 2016 and 2015. All amounts herein are in U.S. dollars.

Three Months Ended September 30, 2016 compared with the Three Months Ended September 30, 2015

We had a net loss during the three months ended September 30, 2016 of $1,965,863 compared to a net loss of $569,941 during the same period in 2015. The increase in net loss is primarily attributable to no revenues, stock-based expense – consulting services of $1,084,362 and loss on settlement of notes payable and accounts payable of $435,716 and an increase in other expenses during the three months ended September 30, 2016.

Revenue

For the three months ended September 30, 2016, we had revenues of $0 compared to $710 for the three months ended September 30, 2015.

Operating Expenses

Total operating expenses increased to $1,873,783 during three months ended September 30, 2016, compared to $718,845 for the three months ended September 30, 2015. The increase in operating expenses was primarily due to an increase in stock-based expense – consulting services and loss on settlement of accounts payable and notes payable.

Other Income (Expense)

We reported $92,080 of other expense during the three months ended September 30, 2016 compared to $151,194 other income during the same period in 2015.

Changes in other income (expense) is mainly attributable to (i) the decrease of other income of $62,264 and (ii) decrease in gain of derivative liabilities of $159,711.

Six months Ended September 30, 2016 compared with the Six Months Ended September 30, 2015

We had a net loss during the six months ended September 30, 2016 of $2,593,598 compared to a net loss of $936,038 during the same period in 2015. The increase in net loss is primarily attributable to no revenues, stock-based expense – consulting services of $1,146,362, loss on settlement of notes payable and accounts payable of $729,716 and an increase in other expenses during the six months ended September 30, 2016.

Revenue

For the six months ended September 30, 2016, we had revenues of $0 compared to $18,354 for the six months ended September 30, 2015.

Operating Expenses

Total operating expenses increased to $2,416,891 during six months ended September 30, 2016, compared to $1,126,415 for the six months ended September 30, 2015. The increase in operating expenses was primarily due to an increase in stock-based expense – consulting services and loss on settlement of accounts payable and notes payable.

Other Income (Expense)

We reported $176,707 of other expense during the six months ended September 30, 2016 compared to $172,023 other income during the same period in 2015.

Changes in other income (expense) is mainly attributable to (i) the decrease of other income of $103,724 and (ii) decrease in gain of derivative liabilities of $192,905.

Liquidity and Capital Resources

At September 30, 2016, we had cash of $15,332 compared to cash of $30,461 at March 31, 2016.

Our prepaid and other assets increased to $251,585 from the sale of equipment.

Our equipment increased to $603,443 at September 30, 2016, compared to $527,961 at March 31, 2016. The increase in equipment is largely due to the reclassification of equipment as held for sale.

Our mineral properties had no change during the three month period ended September 30, 2016.

Equipment under construction increased to $73,456 at September 30, 2016, compared to $17,018 at March 31, 2016. The increase in equipment is largely due to the reclassification of equipment as held for use.

Total assets increased to $1,449,763 at September 30, 2016, compared to $1,364,603 at March 31, 2016. The majority of the increase is due to an increase in prepaid stock-based compensation.

Our total liabilities increased to $656,200 at September 30, 2016, compared to $1,025,677 as of March 31, 2016. The decrease in our total liabilities can be primarily attributed the settlement of accounts payable and notes payable with shares of common stock of the Company.

Our working capital deficit at September 30, 2016 and March 31, 2016 is $389,283 and $995,216, respectively.

Our net cash used in operating activities for the six months ended September 30, 2016 and 2015 is $432,886 and $130,753, respectively. Our net loss for the six months ended of $2,593,598 was the main contributing factor for our negative cash, offset mainly by depreciation and amortization of $115,333, interest expense of $168,397, stock-based compensation – services of $1,146,362 and loss on settlement of accounts payable of $729,716.

Our net cash provided by investing activities for the six months ended September 30, 2016 and 2015 is $38,440 and $6,840, respectively, mainly due to the sale of equipment.

Our net cash provided by financing activities for the six months ended September 30, 2016 and 2015 is $379,317 and $121,166, respectively, mainly due to issuance of notes payable and sale of common stock.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2016, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 6, 2016 the Company cancelled 1,830,600 shares of common stock previously issued to satisfy obligations under share subscription agreements for $27,459 for settlement of notes payable.

On August 12, 2016 the Company issued 8,150,000 shares of common stock to satisfy obligations under share subscription agreements for $305,000 for services and $41,000 in cash receipts included in share subscriptions payable.

On August 24, 2016 the Company issued 14,633,333 shares of common stock to satisfy obligations under share subscription agreements for $205,800 for services, $30,000 for settlement of accounts payable, $51,666 for settlement of notes payable and $114,500 in cash receipts included in share subscriptions payable.

On August 30, 2016 the Company issued 6,025,000 shares of common stock to satisfy obligations under share subscription agreements for $120,500 in cash receipts included in share subscriptions payable.

On September 26, 2016 the Company issued 8,710,000 shares of common stock to satisfy obligations under share subscription agreements for $176,600 for services and $14,200 in cash receipts included in share subscriptions payable.

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

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Statements

Condensed Consolidated Balance Sheets at September 30, 2016 (unaudited) and March 31, 2016

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three and six months ended September 30, 2016 and 2015 (unaudited)

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

November 18, 2016

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director