Form 10-Q
period 2016-12-31
Mexus Gold US
filed 2017-02-21
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large accelerated filer .	Accelerated file .

Non-accelerated filer . (Do not check if smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	.
No	X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes	.
No	.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 14, 2017 there were 645,293,584 shares of our common stock were issued and outstanding.

PART I

ITEM 1.

FINANCIAL STATEMENTS

MEXUS GOLD US

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$98,726	$30,461
Prepaid and other assets	27,233	-
TOTAL CURRENT ASSETS	125,959	30,461

FIXED ASSETS
Property and equipment, net of accumulated depreciation	536,321	527,961
TOTAL FIXED ASSETS	536,321	527,961

OTHER ASSETS
Equipment under construction	73,456	17,018
Equipment held for sale	-	283,216
Property costs	505,947	505,947
TOTAL OTHER ASSETS	579,403	806,181

TOTAL ASSETS	$1,241,683	$1,364,603

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$78,599	$92,151
Accounts payable - related party	220,762	150,198
Notes payable (net unamortized debt discount of $0 and $54,112, respectively)	179,897	281,127
Note payable - related party	84,593	110,519
Promissory notes (net of unamortized debt discount of $0 and $88,480, respectively)	75,000	391,682
TOTAL CURRENT LIABILITIES	638,851	1,025,677

TOTAL LIABILITIES	638,851	1,025,677

CONTINGENT LIABILITIES (Note 10)

STOCKHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
850,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2016)	1,000	1,000
642,759,448 shares of Common Stock (480,601,620 - March 31, 2016)	642,760	480,607
Additional paid-in capital	21,717,047	18,380,440
Share subscription payable	757,056	614,215
Accumulated deficit	(22,515,031)	(19,137,336)
TOTAL STOCKHOLDERS' EQUITY	602,832	338,926

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,241,683	$1,364,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
REVENUES
Revenues	$-	$86,656	$-	$105,010
Total revenues	-	86,656	-	105,010

Expenses
General and administrative	160,460	172,600	497,756	559,938
Exploration	68,390	57,165	359,423	198,440
Stock-based expense - consulting services	552,521	215,598	1,698,883	511,722
(Gain) loss on sale of equipment	(442)	26,386	(100,266)	64,172
Write down of equipment held for sale	-	39,645	12,308	39,645
Loss on settlement of debt, accounts payable	-	145,597	729,716	409,489
Total operating expenses	780,929	656,991	3,197,820	1,783,406

OTHER INCOME (EXPENSE)
Other	-	(1,955)	-	101,769
Interest	(1,646)	(155,500)	(175,614)	(291,801)
Foreign exchange	(1,522)	(1,166)	(4,261)	10,529
Loss on derivative liabilities	-	(408,983)	-	(216,078)
Gain on settlement of warrant liability	-	303,857	-	303,857
	(3,168)	(263,747)	(179,875)	(91,724)

NET LOSS BEFORE PROVISION FOR TAX	$(784,097)	$(834,082)	$(3,377,695)	$(1,770,120)

Income tax	-	-	-	-

NET LOSS	$(784,097)	$(834,082)	$(3,377,695)	$(1,770,120)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED
	601,835,964	401,423,140	546,803,010	358,331,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,377,695)	$(1,770,120)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	170,396	212,827
(Gain) loss on sale of equipment	(100,266)	64,172
Loss on settlement of debt and accounts payable	729,716	409,489
Stock-based compensation - services	1,698,883	511,722
Interest expense	168,397	279,534
Loss on change in fair value of derivative instrument	-	216,078
Gain on settlement of warrant liability	-	(303,857)
Impairment of equipment held for sale	12,308	39,645
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities, including related parties	107,906	114,027
NET CASH USED IN OPERATING ACTIVITIES	(590,355)	(226,483)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(26,005)	(1,660)
Purchase of equipment under construction	(516)	-
Proceeds from sale of equipment	163,970	34,050
Increase of other assets	(28,703)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	108,746	32,390
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	42,171	178,500
Payment of notes payable	(112,137)	(40,764)
Proceeds from the issuance of convertible promissory notes	-	50,000
Payment of convertible promissory notes	-	(6,000)
Advances from related party	-	29,567
Payment of advances from related party	-	(87,470)
Proceeds from issuance of common stock, net	619,840	80,397
NET CASH PROVIDED BY FINANCING ACTIVITIES	549,874	204,230

INCREASE IN CASH	68,265	10,137
CASH, BEGINNING OF PERIOD	30,461	2,747
CASH, CONTINUED OPERATIONS AT THE END OF PERIOD	$98,726	$12,884

Supplemental disclosure of cash flow information:
Interest paid	$8,750	$12,486
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable	$781,746	$481,960
Shares issued for warrant liability	$-	$202,300
Shares issued for equipment purchase	$-	$31,350
Shares issued to settle accounts payable	$350,224	$124,448
Shares issued to settle convertible note	$-	$611,773
Shares issued to settle stock payable	$-	$1,311,892
Shares issued to settle interest payable	$-	$36,470
Discount for derivative liability recognized on issuance of convertible notes	$-	$67,604
Discount for beneficial conversion feature recognized on issuance of notes payable	$-	$49,959
Settlement of note and interest by related party	$-	$6,142
Notes payable settled on issuance of convertible promissory note	$-	$181,001
Stock payable settled on issuance of convertible promissory note	$-	$168,029
Reclassification of equipment held for sale of property and equipment	$220,732	$283,216
Sale of equipment for notes receivable	$(1,470)	$-
Reclassification of property and equipment under construction from held for sale	$55,922	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2016

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

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions on an ongoing basis using currently available information. Actual results could differ from those estimates. Three and nine month figures are not necessarily indicative of the results to be reported at the year end.

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

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight-line basis over their expected useful lives as follows (see Note 5):

Mining tools and equipment

7 years

Watercrafts

7 years

Vehicles

3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $73,456 and $17,018 as of December 31, 2016 and March 31, 2016, respectively. Equipment under construction at December 31, 2016 comprises Gold Recovery Cyanide Plant, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2016 and 2015, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of December 31, 2016 and 2015, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

3.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $22,515,031 at December 31, 2016. These factors, among others, may indicate that the Company may not be able to continue as a going concern.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use of asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the expected impact that the standard could have on its consolidated financial statements and related disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

5.

EQUIPMENT

	Cost	Accumulated Depreciation	December 31, 2016 Net Book Value	March 31, 2016 Net Book Value
Mining tools and equipment	$ 1,337,588	$ 811,998	$ 525,590	$ 526,311
Vehicles	129,418	118,687	10,731	1,650
	$ 1,467,006	$ 930,685	$ 536,321	$ 527,961

Depreciation expense for the three and nine months ended December 31, 2016 and 2015 was $55,063 and $53,120 and $170,396 and $212,749, respectively.

6.

ACCOUNTS PAYABLE – RELATED PARTY

During the nine months ended December 31, 2016 and 2015, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $34,200 and $34,200, respectively. At December 31, 2016 and March 31, 2016, $53,803 and $33,798 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At December 31, 2016 and March 31, 2016, $166,959 and $116,400 of compensation due is included in accounts payable – related party, respectively and $65,200 for 4,000,000 shares of common stock due is included in share subscriptions payable, respectively.

7.

NOTES PAYABLE – RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand. These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company. As of December 31, 2016 and March 31, 2016, notes payable due to Taurus Gold Inc. totaled $66,662 and $101,428, respectively.

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company. North Pacific Gold is controlled by Paul Thompson, Jr. an immediate family member of Paul D. Thompson, the sole director and officer of the Company. This loan was due in 90 days and is in default, unsecured and bears interest of 6% per annum and is repayable in cash or Company common stock at market value at the option of the Company. As of December 31, 2016 and March 31, 2016, notes payable due to North Pacific Gold totaled $17,931 and $9,091, respectively.

8.

NOTES PAYABLE

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,750,020 shares of common stock valued at $70,000. The shares were issued in settlement of the convertible promissory note ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636. On August 24, 2015, $37,001 of these advances were settled on issuance of the convertible promissory note. At December 31, 2016 and March 31, 2016, the balance of these advances totaled $15,000 and $15,000, respectively.

During the years ended March 31, 2015 and March 31, 2016 and the nine months ended December 31, 2016, the Company received various advances totaling $286,757 from twenty-two investors, received various advances totaling $290,300 from nineteen investors and received $19,198 in various advances from one investor, respectively. These advances are unsecured and are due within 30 to 180 days of issue. Upon receipt of the cash advance, the Company paid majority of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid when due by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.0018 per share to $0.040 per share. For one promissory note with principal of $40,000 payments equal to 20% of cash proceeds received by the Company are due when equipment held for sale is sold.

During the year ended March 31, 2016, note principal and interest of $503,960 was paid through the issuance of shares of common stock and $42,264 in cash. In addition, for the nine months ended December 31, 2016 note principal and interest of $73,000 was paid through the issuance of shares of common stock and $26,500 in cash. At December 31, 2016 and March 31, 2016, the balance of these advances totaled $90,600 and $243,089, respectively. At December 31, 2016 and March 31, 2016, debt discount of $0 and $54,112, respectively has been recorded on the consolidated balance sheet related to these cash advances. At December 31, 2016, $90,600 of these notes were in default. There are no default provisions stated in the notes.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At December 31, 2016 and March 31, 2016, the balance of this note was $74,297 and $77,150, respectively. At December 31, 2016, this note was in default.

9.

PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. At December 31, 2016 and March 31, 2016, outstanding Promissory Notes were $75,000 and $95,000, respectively. As of December 31, 2016, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At December 31, 2016 and March 31, 2016 accrued interest of $25,399 and $18,013, respectively, is included in accounts payable and accrued liabilities.

On August 24, 2015, the Company issued a convertible promissory note (“Note”) for a total amount of $343,973 due on February 24, 2017 to William H. Brinker (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the issuance date. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $458,402 prior to the issuance of the Note comprising unsecured promissory note dated January 8, 2013 of $140,000, promissory note of $100,000 dated April 18, 2013, various notes payable of $41,001, interest payable of $9,372 and share subscriptions payable of $168,029. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 8,732,880 shares of common stock with a fair value of $134,486 ($0.0154 per share) which was recorded as debt discount. The issuance of the Note resulted in gain on settlement of $114,429. On September 19, 2016, the Company issued 6,665,786 shares of common stock with a fair value $516,597 ($0.0775 per share) to fully settle the Note with principal of $343,973 and a note payable (see Note 8) with principal of $30,000. At December 31, 2016 and March 31, 2016 the Note is recorded net of discount of $0 and $82,187, respectively. The net note balance as of December 31, 2016 and March 31, 2016 was $0 and $261,786, respectively.

On December 1, 2015, the Company issued a convertible promissory note (“Note”) dated August 24, 2015 for a total amount of $41,189 due on February 24, 2017 to David Long (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the date of the Note. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $60,000 prior to the issuance of the Note comprising a promissory note of $60,000 dated April 18, 2013. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 686,475 shares of common stock with a fair value of $10,297 ($0.015 per share) which as recorded as debt discount. The issuance of the Note resulted in gain on settlement of $18,811. On September 19, 2016, the Company issued 800,000 shares of common stock with a fair value $62,000 ($0.0775 per share) to fully settle the promissory note with principal of $41,189. At December 31, 2016 and March 31, 2016, the Note is recorded net of discount of $0 and $6,293, respectively. The net note balance as of December 31, 2016 and March 31, 2016 was $0 and $34,896, respectively.

Amortization of debt discount was $142,592 and $54,302 for the nine months ended December 31, 2016 and 2015, respectively and $0 and $43,502 for the three months ended December 31, 2016 and 2015, respectively.

10.

CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of December 31, 2016, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

11.

STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2016 and March 31, 2016:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at December 31, 2016 and March 31, 2016.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at December 31, 2016 and March 31, 2016.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 850,000,000 shares authorized: 642,759,448 and 480,601,620 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On October 10, 2016 the Company issued 21,283,782 shares of common stock to satisfy obligations under share subscription agreements for $704,539 for settlement of notes payable, $394,265 in services and $93,000 in cash receipts included in share subscriptions payable.

On November 11, 2016 the Company issued 2,916,667 shares of common stock to satisfy obligations under share subscription agreements for $2,000 for settlement of notes payable, $8,037 for settlement of accounts payable, $29,463 in services and $10,000 in cash receipts included in share subscriptions payable.

On December 2, 2016 the Company issued 14,055,555 shares of common stock to satisfy obligations under share subscription agreements for $5,000 for settlement of notes payable, $20,000 for interest, $44,900 in services and $91,000 in cash receipts included in share subscriptions payable.

On December 12, 2016 the Company issued 33,918,729 shares of common stock to satisfy obligations under share subscription agreements for $44,000 for settlement of notes payable, $190,909 for interest, $1,687 for settlement of accounts payable, $22,499 for replacement of cancellation of shares, $251,650 in services and $36,436 in cash receipts included in share subscriptions payable.

On December 12, 2016 the Company cancelled 2,248,100 shares of common stock previously issued to satisfy obligations under share subscription agreements for $22,481 for settlement of notes payable.

On December 29, 2016 the Company issued 2,583,333 shares of common stock to satisfy obligations under share subscription agreements for $11,700 for services and $24,625 in cash receipts included in share subscriptions payable.

Common Stock Payable

As at December 31, 2016, the Company had total subscriptions payable for 29,703,664 shares of common stock for $301,515 in cash, shares of common stock for equipment valued at $500, shares of common stock for interest valued at $5,000, shares of common stock for services valued at $428,505, common stock for settlement of accounts payable valued at $4,500 and common stock for settlement of notes payable valued at $17,036.

12.

SUBSEQUENT EVENTS

Common Stock

From the period of January 1, 2017 to February 6, 2017, the Company issued subscriptions payable for 533,333 shares of common stock ($0.0525 per share) for $28,000 in cash.

Common Stock Payable

On February 6, 2017 the Company issued 2,534,136 shares of common stock to satisfy obligations under share subscription agreements for $51,500 in services and $38,000 in cash receipts included in share subscriptions payable.

San Felix Mining Site

Effective January 13, 2017, Mexus Gold Mining, S.A. de C.V., a wholly owned Mexican subsidiary of the Company, entered into a purchase agreement with Jesus Leopoldo Felix Mazon, Leonardo Elias Jaime Perez, and Elia Lizardi Perez, wherein the Company purchased a 50% interest in the “San Felix” mining site located in the La Alameda area of Caborca, State of Sonora, Mexico. The remaining 50% of the site is owned jointly by Mar Mar Holdings S.A. de C.V. and Marco Antonio Martinez Mora.

The San Felix mining site contains seven (7) concessions over an area of approximately 26,000 acres.

The total purchase price is US$2,000,000 of which the Company is 50% responsible. The required payment schedule is a follows: US$150,000 by January 30, 2017, US$500,000 by August 13, 2017, US$500,000 by March 13, 2018, US$500,000 by October 13, 2018, and US$350,000 by May 13, 2019. On January 30, 2017, the Company paid $75,000 (50% of $150,000).

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

The Company

Mexus Gold US is an exploration stage mining company engaged in the evaluation, acquisition, exploration and advancement of gold, silver and copper projects in the State of Sonora, Mexico. Mexus Gold US is dedicated to protect the environment and provide employment and education opportunities for the communities that it operates in.

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

Non-Material Mining Properties

Ures Prospects

The Ures Prospects, also situated in the State of Sonora, Mexico are the 370 Prospect, San Ramon Prospect, La Platosa Prospect, Edgar Prospect, Edgar II Prospect, Los Lareles Prospect, El Scorpio Prospect, and Ocho Hermanos Prospect. All of the Ures Prospects are early-stage exploration.

San Felix Project (formerly known as the Mexus-Trinidad Joint Venture)

In March, 2014, we sold our 50% interest in the Joint Venture to Atzek Mineral S.A. de C.V. Under the terms of the instrument covering the sale of our interest to Atzek Mineral S.A. de C.V., the purchaser is now considered in default.

Effective January 13, 2017, our wholly owned subsidiary, Mexus Gold Mining, S.A. de C.V., entered into a purchase agreement with Jesus Leopoldo Felix Mazon, Leonardo Elias Jaime Perez, and Elia Lizardi Perez, wherein we purchased a 50% interest in the “San Felix” mining site located in the La Alameda area of Caborca, State of Sonora, Mexico. The remaining 50% of the site is owned jointly by Mar Mar Holdings S.A. de C.V. and Marco Antonio Martinez Mora. The San Felix mining site contains seven (7) concessions over an area of approximately 26,000 acres.

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

Santa Elena Concessions
No	CONCESSION NAME	TITLE NO	AREA HECTARE	DATE ISSUED	END DATE
1	MARTHA ELENA	221447	339.3811	10/2/2004	9/2/2054
2	JULIO II	221448	59.0401	10/2/2004	9/2/2054
3	LA CRUZ	228167	3.6629	6/10/2006	5/10/2056
4	JULIO III	231609	99.6381	3/25/2008	3/24/2058
5	JULIO IV	231610	99.9687	3/25/2008	3/24/2058
6	JULIO V	231611	100	3/25/2008	3/24/2058
7	JULIO VI	231612	100	3/25/2008	3/24/2058
8	JULIO VII	231613	100	3/25/2008	3/24/2058
	Total Hectares		901.6909
	Total Acres		2,224.5502

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

The term of the agreement is 5 years. During the term Mexus must pay 40% of the net revenue received for minerals produced to the seller. At the conclusion of the 5 years, the lease can be purchased for USD 50,000. The agreement has expired July 4, 2014 and the Company is currently in negotiations to extend the agreement.

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

The San Felix Project

The San Felix mining site contains seven (7) concessions over an area of approximately 26,000 acres located in the La Alameda area of Caborca, Sonora, Mexico

San Félix
Project
115°
114°
113°
112°
111°
110°
109°
ESTADOS UNIDOS DE NORTEAMERICA
32°
31°
30°
29°
28°
27°
26°
Sonoyta
Puerto Peñasco
Nogales
Agua Prieta
Cananea
Altar
Magdalena de Kino
Caborca
Benjamin Hill
Moctezuma
GOLFO DE CALIFORNIA
HERMOSILLO
Mazatán
Ures
Sahuaripa
Tecoripa
Yecora
ISLA DEL TIBURON
Guaymas
Cd. Obregon
Navojoa
Alamos
SINALOA
CHIHUAHUA
N
ESCALA GRÁFICA
0 25 50 100 200 KM

SAN FELIX PROJECT

Map Location

Caborca, Sonora, Mexico

FIGURE 7- SAN FELIX PROJECT LOCATION MAP & CLAIMS

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

While the Company, as of December 31, 2016, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three month periods ended December 31, 2016 and 2015. All amounts herein are in U.S. dollars.

Three Months Ended December 31, 2016 compared with the Three Months Ended December 31, 2015

We had a net loss during the three months ended December 31, 2016 of $784,097 compared to a net loss of $834,082 during the same period in 2015. The net loss is primarily attributable to no revenues, general and administrative expenses of $160,460 and stock-based expense – consulting services of $552,521. The decrease in net loss in primarily due to the decrease in interest expense of $153,854. The decrease in interest expense is due to debt discount being fully amortized in 2016.

Revenue

For the three months ended December 31, 2016, we had revenues of $0 compared to $86,656 for the three months ended December 31, 2015.

Operating Expenses

Total operating expenses increased to $780,929 during three months ended December 31, 2016, compared to $656,991 for the three months ended December 31, 2015. The increase in operating expenses was primarily due to an increase in stock-based expense – consulting services expenses.

Other Income (Expense)

We reported $3,168 of other expense during the three months ended December 31, 2016 compared to $263,747 other expenses during the same period in 2015.

Changes in other income (expense) is primarily attributable to (i) the decrease of interest expense of $153,854,(ii) decrease in loss of derivative liabilities of $408,983 and (iii) the decrease in gain on settlement of warrant liability of $303,857.

Nine months Ended December 31, 2016 compared with the Nine months Ended December 31, 2015

We had a net loss during the nine months ended December 31, 2016 of $3,377,695 compared to a net loss of $1,770,120 during the same period in 2015. The increase in net loss is primarily attributable to no revenues, stock-based expense – consulting services of $1,698,883, loss on settlement of notes payable and accounts payable of $729,716 and an increase in other expenses during the nine months ended December 31, 2016.

Revenue

For the nine months ended December 31, 2016, we had revenues of $0 compared to $105,010 for the nine months ended December 31, 2015.

Operating Expenses

Total operating expenses increased to $3,197,820 during nine months ended December 31, 2016, compared to $1,783,406 for the nine months ended December 31, 2015. The increase in operating expenses was primarily due to an increase in stock-based expense – consulting services and loss on settlement of accounts payable and notes payable.

Other Income (Expense)

We reported $179,875 of other expense during the nine months ended December 31, 2016 compared to $91,724 other expenses during the same period in 2015.

Changes in other income (expense) is mainly attributable to (i) the decrease of other income of $101,769,(ii) decrease in loss on derivative liabilities of $216,078 and (iii) the decrease in gain on settlement of warrant liability of $303,857.

Liquidity and Capital Resources

At December 31, 2016, we had cash of $98,726 compared to cash of $30,461 at March 31, 2016.

Our prepaid and other assets increased to $27,233 from the sale of equipment.

Our equipment increased to $536,321 at December 31, 2016, compared to $527,961 at March 31, 2016. The increase in equipment is largely due to the reclassification of equipment as held for sale.

Our mineral properties had no change during the three month period ended December 31, 2016.

Equipment under construction increased to $73,456 at December 31, 2016, compared to $17,018 at March 31, 2016. The increase in equipment under construction is largely due to the reclassification of equipment from held for sale. Equipment under construction primarily consists of a Gold Recovery Cyanide Plant which is located in Mexico. It is expected that the plant will go into production in March 2017.

Total assets decreased to $1,241,683 at December 31, 2016, compared to $1,364,603 at March 31, 2016. The majority of the decrease is due to a decrease in equipment held for sale.

Our total liabilities decreased to $638,851 at December 31, 2016, compared to $1,025,677 as of March 31, 2016. The decrease in our total liabilities can be primarily attributed the settlement of accounts payable and notes payable with shares of common stock of the Company.

Our working capital deficit at December 31, 2016 and March 31, 2016 is $512,892 and $995,216, respectively.

Our net cash used in operating activities for the nine months ended December 31, 2016 and 2015 is $590,355 and $226,483, respectively. Our net loss for the nine months ended of $3,377,695 was the main contributing factor for our negative cash, offset mainly by depreciation and amortization of $170,396, non-cash interest expense of $168,397, stock-based compensation – services of $1,698,883 and loss on settlement of accounts payable and debt of $729,716.

Our net cash provided by investing activities for the nine months ended December 31, 2016 and 2015 is $108,746 and $32,390, respectively, mainly due to the sale of equipment.

Our net cash provided by financing activities for the nine months ended December 31, 2016 and 2015 is $549,874 and $204,230, respectively, mainly due to sale of common stock and offset by payment to note holders.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b). We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete this review during 2017 to comply with the requirement of the SEC. We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 10, 2016 the Company issued 21,283,782 shares of common stock to satisfy obligations under share subscription agreements for $704,539 for settlement of notes payable, $394,265 in services and $93,000 in cash receipts included in share subscriptions payable.

On November 11, 2016 the Company issued 2,916,667 shares of common stock to satisfy obligations under share subscription agreements for $2,000 for settlement of notes payable, $8,037 for settlement of accounts payable, $29,463 in services and $10,000 in cash receipts included in share subscriptions payable.

On December 2, 2016 the Company issued 14,055,555 shares of common stock to satisfy obligations under share subscription agreements for $5,000 for settlement of notes payable, $20,000 for interest, $44,900 in services and $91,000 in cash receipts included in share subscriptions payable.

On December 12, 2016 the Company issued 33,918,729 shares of common stock to satisfy obligations under share subscription agreements for $44,000 for settlement of notes payable, $190,909 for interest, $1,687 for settlement of accounts payable, $22,499 for replacement of cancellation of shares, $251,650 in services and $36,436 in cash receipts included in share subscriptions payable.

On December 12, 2016 the Company cancelled 2,248,100 shares of common stock previously issued to satisfy obligations under share subscription agreements for $22,481 for settlement of notes payable.

On December 29, 2016 the Company issued 2,583,333 shares of common stock to satisfy obligations under share subscription agreements for $11,700 for services and $24,625 in cash receipts included in share subscriptions payable.

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

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

During the year ended March 31, 2016, note principal and interest of $503,960 was paid through the issuance of shares of common stock and $42,264 in cash. In addition, for the nine months ended December 31, 2016 note principal and interest of $73,000 was paid through the issuance of shares of common stock and $26,500 in cash. At December 31, 2016 and March 31, 2016, the balance of these advances totaled $90,600 and $243,089, respectively. At December 31, 2016 and March 31, 2016, debt discount of $0 and $54,112, respectively has been recorded on the consolidated balance sheet related to these cash advances. At December 31, 2016, $90,600 of these notes were in default. There are no default provisions stated in the notes.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At December 31, 2016 and March 31, 2016, the balance of this note was $74,297 and $77,150, respectively. At December 31, 2016, this note was in default.

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. At December 31, 2016 and March 31, 2016, outstanding Promissory Notes were $75,000 and $95,000, respectively. As of December 31, 2016, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At December 31, 2016 and March 31, 2016 accrued interest of $25,399 and $18,013, respectively, is included in accounts payable and accrued liabilities.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Statements

Condensed Consolidated Balance Sheets at December 31, 2016 (unaudited) and March 31, 2016

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Articles of Incorporation filed with the Secretary of State of Nevada on October 1, 2009	3.4	10-K	7/27/2016

Certificate of Amendment filed with the Secretary of State of Nevada on March 9, 2016	3.5	10-K	7/27/2016

Certificate of Designation filed with the Secretary of State of Nevada on August 8, 2011	3.6	10-K	7/27/2016

Amended and Restated Bylaws dated December 30, 2005	3.7	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Caborca Preliminary Report and First Stage Mapping	99.1	10-Q	11/21/2016

XBRL Instance Document	101.INS			X
XBRL Taxonomy Extension Schema Document	101.SCH			X
XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X
XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X
XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X
XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February ___, 2017

/s/ Paul D. Thompson

Paul D. Thompson

Chief Executive Officer

Chief Financial Officer

Principal Accounting Officer

Director