Form 10-K
period 2017-03-31
Mexus Gold US
filed 2017-07-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Yes      . No  X .

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X   No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .
Emerging Growth Company	.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates on September 30, 2016, based upon the $0.0747 per share closing price for our common stock on the OTC Bulletin Board was approximately $38,209,684.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 10, 2017, there were 672,578,335 shares of our common stock were issued and outstanding.

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

Ures Property Prospects

The Ures Prospects, also situated in the State of Sonora, Mexico are the 370 Prospect, San Ramon Prospect, La Platosa Prospect, Edgar Prospect, Edgar II Prospect, Los Lareles Prospect, El Scorpio Prospect, and Ocho Hermanos Prospect. All of the Ures Prospects are early-stage exploration.

San Felix Mine Project (formerly known as the Mexus-Trinidad Joint Venture)

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

At March 31, 2017, the Company ceased cable salvage operations in order to fully concentrate on Mexico operations.

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

Santa Elena Concessions
No	CONCESSION NAME	TITLE NO	AREA HECTARE	DATE ISSUED	END DATE
1	MARTHA ELENA	221447	339.3811	10/2/2004	9/2/2054
2	JULIO II	221448	59.0401	10/2/2004	9/2/2054
3	JULIO III	231609	99.6381	3/25/2008	3/24/2058
4	JULIO IV	231610	99.9687	3/25/2008	3/24/2058
5	JULIO V	231611	100	3/25/2008	3/24/2058
6	JULIO VI	231612	100	3/25/2008	3/24/2058
7	JULIO VII	231613	100	3/25/2008	3/24/2058
	Total Hectares		898.028
	Total Acres		2,219.0755

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

Ures Property Prospects, being comprised of the following projects:

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

We located a previously mined area with interesting values – Ocho Hermanos. Mexus began to submit characterization samples to the above noted assay laboratories, in order to determine the range of Au - Ag values present. Mexus then began an investigation into recovery options by using material taken from the areas with the better values.

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

370 Area Project

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

The San Felix Mine Project

The San Felix mining site contains seven (7) concessions over an area of approximately 26,000 acres located in the La Alameda area of Caborca, Sonora, Mexico

San Félix
Project
115°
114°
113°
112°
111°
110°
109°
32°
31°
30°
29°
28°
27°
26°
ESTADOS UNIDOS DE NORTEAMERICA
GOLFO DE CALIFORNIA
Nogales
Agua Prieta
Cananea
Magdalena de Kino
Altar
Benjamin Hill
Moctezuma
Ures
HERMOSILLO
Mazatan
Sahuaripa
Tecoripa
Yecora
Guaymas
Cd. Obregon
Navojoa
Alamos
Puerto Peñasco
ISLA DEL TIBURON
CHIHUAHUA
SINALOA
N
ESCALA GRÁFICA
0 25 50 100 200 KM

SAN FELIX PROJECT

Map Location

Caborca, Sonora, Mexico

FIGURE 7- SAN FELIX MINE PROJECT LOCATION MAP

Employees

We have no employees at this time in the United States and Mexico. Consultants with specific skills are utilized to assist with various aspects of the requirements of activities such as project evaluation, property management, due diligence, acquisition initiatives, corporate governance and property management. If we complete our planned activation of the operations of the Mexican mining properties, our total workforce will be approximately 20 persons. Mr. Paul D. Thompson is our sole officer and director.

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

While the Company, as of March 31, 2017, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has been quoted on the Over-The-Counter Bulletin Board since on or about March 2009, under the symbol “MXSG.” The stock currently trades on the OTCMarkets trading system under the symbol "MXSG." The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years, so far as information is reported, as quoted on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High $	Low $

For the Fiscal Year Ended March 31, 2017

Fourth Quarter ended March 31, 2017	0.15	0.092
Third Quarter ended December 31, 2016	0.2078	0.065
Second Quarter ended September 30, 2016	0.08	0.0449
First Quarter ended June 30, 2016	0.0616	0.025

For the Fiscal Year Ended March 31, 2016

Fourth Quarter ended March 31, 2016	0.03	0.009
Third Quarter ended December 31, 2015	0.02	0.009
Second Quarter ended September 30, 2015	0.03	0.01
First Quarter ended June 30, 2015	0.02	0.01

As of July 10, 2017, we had 672,578,335 shares of our common stock issued and outstanding, of which 329,691,103 shares were restricted. The closing price of our common stock on July 10, 2017, was $0.0574.

Holders

At of the date of this report, we have approximately 296 holders of record of our common stock.

Dividends

We have not declared any cash dividends on any class of our securities and we do not have any restrictions that currently limit, or are likely to limit, our ability to pay dividends now or in the future.

Securities authorized for issuance under equity compensation plans

On August 11, 2016, our Board adopted the Mexus Gold US 2016 Stock Incentive Plan. The total number of shares of stock which may be purchased or granted directly by Options, Stock Awards or Restricted Stock Purchase Offers, or purchased indirectly through exercise of Options granted under the plan shall not exceed thirty million (30,000,000).

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $73,456 and $17,018 as of March 31, 2017 and 2016, respectively. Equipment under construction at March 31, 2017 comprises Gold Recovery Cyanide Plant, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2017 and 2016, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2017 and 2016. All amounts herein are in U.S. dollars.

Year Ended March 31, 2017 Compared with the Year Ended March 31, 2016

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2017 and 2016. All amounts herein are in U.S. dollars.

Year Ended March 31, 2017 Compared with the Year Ended March 31, 2016

We had a net loss during the year ended March 31, 2017 of $3,806,697 compared to a net loss of $2,177,577 during the same period in 2016. The increase in net loss is primarily attributable to (i) a decrease in revenue of $104,179 (ii) an increase in stock-based expenses – consulting services of $1,255,759 (iii) increase in loss of settlement of debt and accounts payable of $308,727 and (iv) a decrease in gain on settlement of warrant liabilities of $303,857. The decrease in the gain on derivative liabilities is due the settlement of convertible promissory notes for shares of common stock of the Company during fiscal 2016. The increase in the net loss is partially offset by (i) an increase in gain on sale of equipment of $147,475 (ii) a decrease of write down of equipment held for sale of $96,827 and (iii) decrease in interest expense of $363,951.

Revenue

For the year ended March 31, 2017, we had revenues of $0 compared to $104,179 for the year ended March 31, 2016. Revenue in 2016 is primarily due to $75,000 of cash deposit received for an option agreement which expired.

Operating Expenses

Total operating expenses increased to $3,256,262 during year ended March 31, 2017, compared to $1,750,090 for the year ended March 31, 2016. The increase in operating expenses was primarily due to increases in exploration, stock-based expense – consulting services and loss on settlement of accounts payable.

Other Income (Expense)

We reported $550,435 of other expense during the year ended March 31, 2017 compared to $531,666 other income during the same period in 2016.

Changes in other income (expense) is mainly attributable to a decrease in interest expense and partially offset by a decrease in gain on settlement of warrant liability.

Liquidity and Capital Resources

At March 31, 2017, we had cash of $90,551 compared to cash of $30,461 at March 31, 2016.

Our property and equipment decreased to $505,583 at March 31, 2017, compared to $527,961 at March 31, 2016. The decrease in equipment is largely due to depreciation expense of $226,632 during the year ended March 31, 2017 and partially offset by $164,810 reclassified from held for sale to equipment.

Our mineral properties had no change during the twelve month period.

Equipment under construction increased to $73,456 at March 31, 2017, compared to $17,018 at March 31, 2016. The increase in equipment under construction is due to $55,922 equipment held for sale reclassified as equipment under construction.

Total assets decreased to $1,283,509 at March 31, 2017, compared to $1,364,603 at March 31, 2016. The majority of the decrease in assets relates to a decrease in equipment held for sale.

Our total liabilities decreased to $610,246 at March 31, 2017, compared to $1,025,677 as of March 31, 2016. The decrease in our total liabilities can be primarily attributed to the settlement of accounts payable and notes payable with shares of common stock of the Company.

Our working capital deficit at March 31, 2017 and March 31, 2016 is $486,723 and $995,216, respectively.

Our net cash used in operating activities for the year ended March 31, 2017 and 2016 is $819,230 and $356,892, respectively. Our net loss for the year ended March 31, 2017 of $3,806,697 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $226,632, loss on settlement of debt and accounts payable of $718,216, stock-based compensation – services of $1,848,481 and non-cash interest expense of $170,035.

Our net cash provided by investing activities for the year ended March 31, 2017 and 2016 is $46,952 and $66,890, respectively, mainly due to the sale of equipment.

Our net cash provided by financing activities for the year ended March 31, 2017 and 2016 is $832,368 and $317,716, respectively, mainly due to issuance of notes payable and common stock.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2017, the Company's internal control over financial reporting was not effective.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2017, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

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

						Non-Equity	Nonqualified
Name and						Incentive	Deferred	All
Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Paul D. Thompson	2017	$180,000	$0	$130,400	$0	$0	$0	$0	$310,400
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2016	$135,000	$0	$111,800	$0	$0	$0	$0	$246,800

Employment Agreements

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 671,978,335 issued and outstanding shares of our common stock as of June 19, 2017, by the following persons:

• each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

• each of our directors and executive officers; and

• all of our Directors and Officers as a group

Name and Address	Number of Shares Beneficially Owned	Percentage Owned
Paul D. Thompson(1)	58,740,998(2)(3)	8.7%(3)

Francis & Alice Stadelman Revocable Living Trust(5)	38,375,075	5.6%

All Officers and Directors as Group	58,740,998	8.7%

Total	97,116,073	14.2%

(1)

1805 N. Carson Street, Suite 150, Carson City, NV 89701.

(2)

Includes 15,944,308 shares of common stock held by Mr. Thompson individually and 42,796,690 shares held by the following companies which Mr. Thompson controls: 42,500,000 shares of common stock are held by Taurus Gold, Inc., 182,918 shares of common stock are held by Mexus Gold Mining S.A. C.V. and 113,772 shares of common stock are held by Mexus Gold International.

(3)

In addition, Mr. Thompson owns 1,000,000 shares of our Series A Convertible Preferred Stock, $.001 par value. Each share of our Series A Convertible Preferred Stock converts into 10 shares of our common stock. Assuming Mr. Thomson converted 100% of the Series A Convertible Preferred Stock held by him into shares of common stock, he would hold an additional 10,000,000 shares of common stock and a grand total of 68,740,998 shares of commons stock which would be approximately 8.7% of our issued and outstanding shares of common stock.

(4)

Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Convertible Preferred Stock and common stock on a fully-diluted basis; and (c) 0.000006. Accordingly, on any stockholders’ vote, Mr. Thompson has a total of 4,091,870,010 votes, far greater than 50% of the issued and outstanding common stock of the company.

(5)

313 Ohio Ave. SE, Brandon, OR 97411.

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

None.

Transactions with Promoters

None.

Item 14. Principal Accounting Fees and Services.

Appointment of Auditors

Our Board of Directors selected RBSM LLP (“RBSM LLP”) as our auditors for the years ended March 31, 2017 and 2016.

Audit Fees

RBSM LLP billed us $49,000 in audit fees during the year ended March 31, 2017.

RBSM LLP billed us $45,000 in audit fees during the year ended March 31, 2016.

Audit-Related Fees

We did not pay any fees to RBSM LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2017 and 2016.

Tax and All Other Fees

We did not pay any fees to RBSM LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2017 and 2016.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by RBSM LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2017 and 2016, and for the years then ended, none of the hours expended on RBSM LLP’s engagement to audit those financial statements were attributed to work by persons other than RBSM LLPs full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 31, 2017 and 2016

Consolidated Statements of Operations for the years ended March 31, 2017 and 2016

Consolidated Statements in Stockholders' Equity (Deficit) for the years ended March 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016

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

Signatures	Title	Date

/s/ Paul D. Thompson Paul D. Thompson	Chief Executive Officer Chief Financial Officer Principal Accounting Officer President Secretary Director	July 14, 2017

MEXUS GOLD US AND SUBSIDARIES
CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

AUDITORS’ REPORT	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

RBSM LLP
Accountants & Advisors

To the Board of Directors and Stockholders of
Mexus Gold US

We have audited the accompanying consolidated balance sheets of Mexus Gold US and subsidiaries (the Company) as of March 31, 2017 and 2016 and the related consolidated statements of operations, stockholders' equity and cash flows for the years in the two-year period ended March 31, 2017. Mexus Gold US's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mexus Gold US and subsidiaries as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years in the two-year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

Henderson, Nevada
July 14, 2017

New York | Washington, DC | California | Nevada | Kansas
China | India | Greece
Member of ANTEA International with offices worldwide

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS
CURRENT ASSETS
Cash	$90,551	$30,461
Prepaid and other assets	32,972	-
TOTAL CURRENT ASSETS	123,523	30,461

FIXED ASSETS
Property and equipment, net of accumulated depreciation	505,583	527,961
TOTAL FIXED ASSETS	505,583	527,961

OTHER ASSETS
Equipment under construction	73,456	17,018
Equipment held for sale	-	283,216
Property costs	580,947	505,947
TOTAL OTHER ASSETS	654,403	806,181

TOTAL ASSETS	$1,283,509	$1,364,603

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$64,734	$92,151
Accounts payable - related party	260,860	150,198
Notes payable (net unamortized debt discount of $0 and $54,112, respectively)	132,897	281,127
Note payable - related party	86,755	110,519
Promissory notes (net of unamortized debt discount of $0 and $88,480, respectively)	65,000	391,682
TOTAL CURRENT LIABILITIES	610,246	1,025,677

TOTAL LIABILITIES	610,246	1,025,677

CONTINGENT LIABILITIES (Note 14)

STOCKHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
850,000,000 shares of Common Stock, $0.001 par value per share issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2016)	1,000	1,000
665,556,526 shares of Common Stock (480,601,620 - March 31, 2016)	665,555	480,607
Additional paid-in capital	22,379,274	18,380,440
Share subscription payable	571,467	614,215
Accumulated deficit	(22,944,033)	(19,137,336)
TOTAL STOCKHOLDERS' EQUITY	673,263	338,926

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,283,509	$1,364,603

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2017	2016
REVENUES
Revenues	$-	$104,179
Total revenues	-	104,179

Expenses
Exploration	304,634	241,990
General and administrative	845,605	738,586
Stock-based expense - consulting services	1,848,481	592,722
(Gain) loss on sale of equipment	(100,266)	47,209
Write down of equipment held for sale	12,308	109,135
Loss on settlement of accounts payable	345,500	20,448
Total operating expenses	3,256,262	1,750,090

OTHER INCOME (EXPENSE)
Foreign exchange	(5,973)	8,255
Gain on settlement of warrant liability	-	303,857
Interest	(171,746)	(535,697)
Loss on derivative liabilities	-	(17,990)
Loss on settlement of debt	(372,716)	(389,041)
Other	-	98,950
Total other income (expense)	(550,435)	(531,666)

NET LOSS BEFORE PROVISION FOR TAX	(3,806,697)	(2,177,577)

Income tax	-	-

NET LOSS	$(3,806,697)	$(2,177,577)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	571,867,473	386,367,352

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock	Series A Preferred Stock		Common Stock				Share		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Payable	Accumulated Deficit	Stockholders' Equity
Balance, March 31, 2015	-	$-	375,000	$375	308,236,718	$308,237	$16,100,205	$559,260	$(16,959,759)	$8,318
Shares issued for services and supplies	-	-		-	30,923,591	30,924	434,054	127,744	-	592,722
Shares issued for equipment	-	-	-	-	1,103,240	1,103	30,247	-	-	31,350
Shares issued for cash	-	-	-	-	16,286,154	16,286	283,816	(105,252)	-	194,850
Shares issued for accounts payable	-	-	625,000	625	2,900,000	2,900	120,923	-	-	124,448
Shares issued for convertible note principal and interest	-	-	-	-	106,936,243	106,941	1,124,349	(62,537)	-	1,168,753
Shares issued for settlement of warrant	-	-	-	-	13,000,000	13,000	141,700	-	-	154,700
Shares issued for finance costs	-	-	-	-	1,215,674	1,216	35,254	95,000	-	131,470
Beneficial conversion feature	-	-	-	-	-	-	109,892	-	-	109,892
Net loss	-	-	-	-	-	-	-	-	(2,177,577)	(2,177,577)
Balance, March 31, 2016	-	-	1,000,000	1,000	480,601,620	480,607	18,380,440	614,215	(19,137,336)	338,926

Shares issued for services and supplies	-	-	-	-	52,290,066	52,290	1,718,954	77,237	-	1,848,481
Shares issued for equipment	-	-	-	-	-	-	-	10,000	-	10,000
Shares issued for cash	-	-	-	-	74,596,089	74,589	854,532	(28,949)	-	900,172
Shares issued for accounts payable	-	-	-	-	7,185,991	7,186	388,538	-	-	395,724
Shares issued for convertible note principal and interest	-	-	-	-	50,882,760	50,883	1,036,810	(101,036)	-	986,657
Net loss	-	-	-	-	-	-	-	-	(3,806,697)	(3,806,697)
Balance, March 31, 2017	-	$-	1,000,000	$1,000	665,556,526	$665,555	$22,379,274	$571,467	$(22,944,033)	$673,263

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,806,697)	$(2,177,577)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	226,632	265,708
(Gain) loss on sale of equipment	(100,266)	47,209
Loss on settlement of debt and accounts payable	718,216	409,489
Stock-based compensation - services	1,848,481	592,722
Non-cash Interest expense	170,035	508,871
Loss on change in fair value of derivative instrument	-	17,990
Gain on settlement of warrant liability	-	(303,857)
Impairment of equipment held for sale	12,308	109,136
Changes in operating assets and liabilities:
Increase of other assets	(34,442)	-
Accounts payable and accrued liabilities, including related parties	146,503	173,417
NET CASH USED IN OPERTATING ACTIVITIES	(819,230)	(356,892)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(41,502)	(1,660)
Purchase of equipment under construction	(516)	-
Proceeds from sale of equipment	163,970	68,550
Purchase of property	(75,000)	-
NET CASH PROVIDED BY INVESTING ACTIVITES	46,952	66,890
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	58,404	203,545
Payment of notes payable	(126,208)	(42,264)
Proceeds from the issuance of convertible promissory notes	-	50,000
Payment of convertible promissory notes	-	(6,000)
Advances from related party	-	32,490
Payment of advances from related party	-	(114,905)
Proceeds from issuance of common stock, net	900,172	194,850
NET CASH PROVIDED BY FINANCING ACTIVITIES	832,368	317,716

INCREASE IN CASH	60,090	27,714

CASH, BEGINNING OF PERIOD	30,461	2,747

CASH, END OF PERIOD	$90,551	$30,461

Supplemental disclosure of cash flow information:
Interest paid	$8,750	$23,487
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable	$795,746	$503,960
Shares issued for warrant liability	$-	$154,700
Shares issued for equipment purchase	$10,000	$31,350
Shares issued to settle accounts payable	$364,224	$124,448
Shares issued to settle convertible note	$-	$611,773
Shares issued to settle interest payable	$-	$36,470
Discount for derivative liability recognized on issuance of convertible notes	$-	$67,604
Discount for beneficial conversion feature recognized on issuance of notes payable	$-	$109,892
Settlement of note and interest by related party	$-	$6,142
Notes payable settled on issuance of convertible promissory note	$-	$181,001
Stock payable settled on issuance of convertible promissory note	$-	$168,029
Reclassification of equipment held for sale of property and equipment	$230,732	$322,861
Sale of equipment for notes receivable	$(1,470)	$-
Reclassification of property and equipment under construction from held for sale	$55,922	$-
Notes payable issued to settle accounts payable	$-	$77,150

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

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

2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended March 31, 2017, the Company incurred a net loss of $3,806,697 and used cash in operating activities of $819,230, and at March 31, 2017, had a accumulated deficit of $22,944,033. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. Certain 2016 financial statement amounts have been reclassified to conform to the financial statement presentation adopted in the current year.

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

Use of Estimates

The preparation of audited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that the estimates used are reasonable.

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

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $73,456 and $17,018 as of March 31, 2017 and 2016, respectively. Equipment under construction at March 31, 2017 comprises a Gold Recovery Cyanide Plant, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Mineral Property Rights

Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2017 and 2016, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Tax”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2017 and 2016, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In addition, during 2016 the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance effective upon an entity’s adoption of ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

4.

DEPOSIT

Option and Joint Venture Agreement

On July 6, 2015, Mexus Gold Mining, S.A. de C.V., a wholly owned Mexican subsidiary of the Company (“Mexus”), entered into an Option and Joint Venture Agreement (“Agreement”) with Minera Real Del Oro, S.A. De C.V., a wholly owned Mexican subsidiary of Argonaut Gold, Inc., a Canadian gold company engaged in exploration, mine development and production activities (“Argonaut”). Pursuant to the Agreement, Mexus granted Argonaut an exclusive and irrevocable option to acquire all rights to Mexus’ mining concessions located in Caborca, Mexico, Sonora State described as the Marta Elena, Julio II-VII and Mexus III Claims (the “Mining Concessions”).

According to the Agreement, Mexus will transfer its Mining Concessions into a newly formed Mexican Company (“Newco”), and Argonaut will have the sole option to purchase up to 80% ownership of Newco in accordance with the terms of the Agreement. The initial option period expired on December 31, 2015.

A summary of Argonaut’s required payments to Mexus for the option and required expenditures relating to the Mining Concessions were as follows:

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

5.

MINERAL PROPERTIES AND EXPLORATION COSTS

The following is a continuity of mineral property acquisition costs capitalized on the consolidated balance sheets during the years ended March 31, 2017 and 2016:

	Balance March 31, 2016	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2017
Ures Property (a)	$-	$-	$-	$-	$-
Santa Elena Mine (b)	505,947	-	-	-	505,947
San Felix Project (c)	-	75,000	-	-	75,000
	$505,947	$75,000	$-	$-	$580,947

	Balance March 31, 2015	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2016
Ures Property (a)	$-	$-	$-	$-	$-
Santa Elena Mine (b)	505,947	-	-	-	505,947
	$505,947	$-	$-	$-	$505,947

The following is a continuity of exploration costs expensed in the consolidated statements of operation:

	Balance March 31, 2016	Cash Payments	Share-based Payments	Balance March 31, 2017
Ures Property (a)	$1,910,649	$19,335	$-	$1,929,984
Santa Elena Mine (b)	2,786,147	285,299	869,315	3,940,761
	$4,696,796	$304,634	$869,315	$5,870,745

	Balance March 31, 2015	Cash Payments	Share-based Payments	Balance March 31, 2016
Ures Property (a)	$1,910,649	$-	$-	$1,910,649
Santa Elena Mine (b)	2,331,867	241,990	212,290	2,786,147
	$4,242,516	$241,990	$212,290	$4,696,796

(a)

Ures Property

On May 25, 2010, the Company entered into a Mineral Exploration and Mining Lease with Option to Purchase mineral rights approximately 80 km NE of Hermosillo, Sonora, Mexico. The properties comprise approximately 10,000 acres over 9 concessions (including Ocho Hermanos, 370, San Ramon, Plat Osa, Edgar 1, Edgar 2, El Scorpio, Los Laureles and MexusGold). These property rights are owned by Mexus Gold S.A. de C.V. The properties were fully impaired at March 31, 2013 as the reserves were deemed not to be sufficient to warrant further work.

(b)

Santa Elena Mine

Santa Elena Mine (also known as Caborca or Julio) comprise seven concessions with a total of 898.028 hectares of exploration properties located 54km NW of Caborca, State of Sonora, Mexico. These property rights are owned by Mexus Gold Mining S.A. de C.V. At March 31, 2017, a total of $505,947 have been capitalized on the consolidated balance sheet for these property costs.

On May 19, 2016, Mexus entered into a new joint venture agreement to continue the exploration program under the Exploration, Exploitation and Mining Concessions Agreement (“Marmar Agreement”) with Marmar Holdings SA de CV (“Marmar”) for the Santa Elena property (title 221448) and Marta Elena property (title 221447). The Marmar Agreement requires Mexus to contribute its interest in the Santa Elena and Marta Elena properties and Marmar will bear all costs associated with operations and administration. Profits from net revenues will be distributed 5% Mexus and 95% Marmar until Marmar recovers its operating and administration costs. Thereafter, net revenues with be distributed 50% Mexus and 50% Marmar.

(c)

San Felix Project

Effective January 13, 2017, Mexus Gold Mining, S.A. de C.V., a wholly owned Mexican subsidiary of the Company, entered into a purchase agreement with Jesus Leopoldo Felix Mazon, Leonardo Elias Jaime Perez, and Elia Lizardi Perez, wherein the Company purchased a 50% interest in the “San Felix” mining site located in the La Alameda area of Caborca, State of Sonora, Mexico. The remaining 50% of the site is owned jointly by Mar Holdings S.A. de C.V. and Marco Antonio Martinez Mora.

The San Felix mining site contains seven (7) concessions over an area of approximately 26,000 acres.

The total purchase price is US$2,000,000 of which the Company is 50% responsible. The required payment schedule is a follows: $150,000 by January 30, 2017, $500,000 by August 13, 2017, $500,000 by March 13, 2018, $500,000 by October 13, 2018, and $350,000 by May 13, 2019. On January 30, 2017, the Company paid $75,000 (50% of $150,000).

6.

PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	March 31, 2017 Net Book Value	March 31, 2016 Net Book Value
Mining tools and equipment	$1,357,585	$866,697	$490,888	$526,311
Vehicles	134,918	120,223	14,695	1,650
	$1,492,503	$986,920	$505,583	$527,961

During the year ended March 31, 2017, equipment held for sale with a carrying value of $133,216 was reclassified as mining tools and equipment with carrying value of $220,732 resulting in gain on sale of equipment of $99,824 and write down of equipment held for sale of $12,308.

During the year ended March 31, 2016, mining tools and equipment with a carrying value of $322,861 was reclassified as held for sale resulting in an impairment of equipment held for sale of $39,645. In addition, equipment with carrying value of $69,490 was written off with no proceeds.

During the year ended March 31, 2017 and 2016 equipment of total cost net of accumulated depreciation of $12,942 and $115,759 were sold and a gain of $442 and loss of $47,209 was recognized, respectively.

Depreciation expense for the years ended March 31, 2017 and 2016 was $226,632 and $265,708, respectively.

7.

ACCOUNTS PAYABLE – RELATED PARTIES

During the years ended March 31, 2017 and 2016, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $45,600 and $45,600, respectively. At March 31, 2017 and 2016, $65,203 and $33,798 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At March 31, 2017 and 2016, $195,657 and $116,400 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

8.

NOTES PAYABLE – RELATED PARTIES

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand. These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company. As of March 31, 2017 and 2016, notes payable due to Taurus Gold Inc. totaled $67,223 and $101,428, respectively.

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company. North Pacific Gold is controlled by Paul Thompson, Jr., an immediate family member of Paul D. Thompson, the sole director and officer of the Company. This loan was due in 90 days and is in default, unsecured and bears interest of 6% per annum and is repayable in cash or Company common stock at market value at the option of the Company. As of March 31, 2017 and 2016, notes payable due to North Pacific Gold totaled $19,531 and $9,091, respectively.

9.

NOTES PAYABLE

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,750,020 shares of common stock valued at $70,000. The shares were issued in settlement of the convertible promissory note ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636. On August 24, 2015, $37,001 of these advances were settled on issuance of the convertible promissory note. At March 31, 2017 and 2016, the balance of these advances totaled $15,000 and $15,000, respectively.

During the years ended March 31, 2017, 2016 and 2015, the Company received no advances, received various advances totaling $290,300 from nineteen investors and received various advances totaling $286,757 from twenty-two investors, respectively. These advances are unsecured and are due within 30 to 180 days of issue. Upon receipt of the cash advances, the Company paid a majority of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid when due by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.0018 per share to $0.040 per share. For one promissory note with principal of $15,000 payments equal to 20% of cash proceeds received by the Company are due when equipment held for sale is sold.

During the years ended March 31, 2017 and 2016, note principal and interest of $132,000 and $503,960 was paid through the issuance of shares of common stock, respectively, and $26,500 and $42,264 in cash, respectively.

At March 31, 2017 and 2016, the balance of these advances totaled $43,600 and $243,089, respectively. At March 31, 2017 and 2016, debt discount of $0 and $54,112, respectively has been recorded on the consolidated balance sheet related to these cash advances. At March 31, 2017, $43,600 of these notes were in default. There are no default provisions stated in the notes.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At March 31, 2017 and 2016, the balance of this note was $74,297 and $77,150, respectively. At March 31, 2017, this note was in default.

Amortization of debt discount was $54,112 and $70,702 for the years ended March 31, 2017 and 2016, respectively.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at March 31, 2017 is $419,118.

10.

PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At March 31, 2017 and 2016, outstanding Promissory Notes were $65,000 and $95,000, respectively. As of March 31, 2017, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At March 31, 2017 and 2016 accrued interest of $25,399 and $18,013, respectively, is included in accounts payable and accrued liabilities.

On August 24, 2015, the Company issued a convertible promissory note (“Note”) for a total amount of $343,973 due on February 24, 2017 to William H. Brinker (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the issuance date. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $458,402 prior to the issuance of the Note comprising unsecured promissory note dated January 8, 2013 of $140,000, promissory note of $100,000 dated April 18, 2013, various notes payable of $41,001, interest payable of $9,372 and share subscriptions payable of $168,029. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 8,732,880 shares of common stock with a fair value of $134,486 ($0.0154 per share) which was recorded as debt discount. The issuance of the Note resulted in gain on settlement of $114,429. On September 19, 2016, the Company issued 6,665,786 shares of common stock with a fair value $516,597 ($0.0775 per share) to fully settle the Note with principal of $343,973 and a note payable (see Note 9) with principal of $30,000. At March 31, 2017 and 2016 the Note is recorded net of debt discount of $0 and $82,187, respectively. The net note balance as of March 31, 2017 and 2016 was $0 and $261,786, respectively.

On December 1, 2015, the Company issued a convertible promissory note (“Note”) dated August 24, 2015 for a total amount of $41,189 due on February 24, 2017 to David Long (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the date of the Note. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $60,000 prior to the issuance of the Note comprising a promissory note of $60,000 dated April 18, 2013. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 686,475 shares of common stock with a fair value of $10,297 ($0.015 per share) which as recorded as debt discount. The issuance of the Note resulted in gain on settlement of $18,811. On September 19, 2016, the Company issued 800,000 shares of common stock with a fair value $62,000 ($0.0775 per share) to fully settle the promissory note with principal of $41,189. At March 31, 2017 and 2016, the Note is recorded net of debt discount of $0 and $6,293, respectively. The net note balance as of March 31, 2017 and 2016 was $0 and $34,896, respectively.

Amortization of debt discount was $88,480 and $54,302 for the years ended March 31, 2017 and 2016, respectively.

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

Year Ended March 31, 2016
Opening balance	$102,842
Conversion of principal into shares of common stock	(105,623)
Amortization of discount on Note and accrued interest	2,781

Closing balance	$-

On April 18, 2015, May 1, 2015, July 28, 2015 and September 2, 2015, the Company issued a total of 12,370,789 shares of common stock valued at $242,400 ($0.0196 per share) to Typenex Co-Investment, LLC for conversion of principal and interest of $96,336 and loss on settlement of debt of $146,064.

JMJ Financial

On January 28, 2015, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), in the original principal amount of $110,000 bearing a 12% annual interest rate and maturing in two years for $100,000 of consideration paid in cash and a $10,000 original issue discount. The Company may repay the Note any time and if repaid within 90 days of date of issue, the interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.029 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On January 28, 2015, the Company received cash of $50,000 in the first tranche, which was net of original issue discount of $5,000. During the year ended March 31, 2017, the Holder converted 9,195,604 shares of common stock of the Company with a fair value of $152,689 to settle $61,600 of principal and interest. At March 31, 2015, the first tranche of the Note is recorded at a fully accreted value of $85,056 less unamortized debt discount of $67,802. At March 31, 2016 the principal and interest outstanding for the first tranche of the Note was paid in full.

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

The Company’s warrant derivative liability has been measured at fair value at March 31, 2017 and 2016 using a binomial model. Since the Exercise Price contains an anti-dilution adjustment, the probability that the Exercise Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.01 per share and the conversion price has been adjusted accordingly.

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

The fair value of the warrant derivative liability is $0 at March 31, 2016. The increase (decrease) in the fair value of the warrant liability of $0 and $253,272 has been recorded as a (gain) loss in the consolidated statements of operations for the year ended March 31, 2017 and 2016, respectively.

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

The Company’s convertible promissory note derivative liabilities have been measured at fair value at March 31, 2015 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation. After June 12, 2013, the Company issued common stock for cash at a price of $0.01 per share and the conversion price has been adjusted accordingly. At March 31, 2016, the Convertible Promissory Note with Typenex was paid in full. As such, the fair value of the conversion feature at March 31, 2016 is $0 (See Note 11).

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

The fair value of the conversion option derivatives is $0 at March 31, 2016. The increase (decrease) in the fair value of the convertible promissory note derivative liabilities of $0 and $(235,282) has been recorded as a (gain) loss in the consolidated statements of operations for the year ended March 31, 2017 and 2016, respectively.

At December 31, 2015, the Company determined that it did not have sufficient authorized and unissued shares to settle contractual obligations for stock payable, Series A Convertible Preferred Stock and convertible notes. After allocating available shares of common stock to various contracts, there was a shortfall of 82,731,750 shares to satisfy obligations for convertible notes. As a result, the obligation to deliver shares was reclassified from equity to liabilities and a $198,088 promissory note obligation is recorded on the consolidated balance sheet at December 31, 2015.

The inputs into the Black-Scholes models are as follows:

December 31, 2015
Closing share price	$0.0035
Conversion price	$0.0046 to 0.0110
Risk free rate	0.050%
Expected volatility	209% to 271%
Dividend yield	0%
Expected life	0.12 to1.15 years

At February 4, 2016, the Company approved an amendment of the Company’s articles of incorporation to increase the number of authorized common shares of the Company from 500,000,000 to 850,000,000 shares of common stock. As a result the Company, had sufficient shares of the common stock to settle contractual obligations for stock payable, Series A Convertible Preferred Stock and convertible notes and the obligation to deliver shares was reclassified from liabilities to equity.

14.

CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of March 31, 2017, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

15.

STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2017 and 2016:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at March 31, 2017 and 2016.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at March 31, 2017 and 2016.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 850,000,000 shares authorized: 665,556,526 and 480,601,620 shares issued and outstanding at March 31, 2017 and 2016, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

Year Ended March 31, 2017

On May 19, 2016, the Company issued 19,027,777 shares of common stock to satisfy obligations under share subscription agreements for $35,300 in cash receipts included in share subscriptions payable.

On April 21, 2016, the Company issued 17,791,176 shares of common stock to satisfy obligations under share subscription agreements for $75,000 for settlement of interest, $47,400 in services and $5,000 in cash receipts included in share subscriptions payable.

On May 13, 2016, the Company issued 17,141,176 shares of common stock to satisfy obligations under share subscription agreements for $306,000 for settlement of accounts payable, $2,000 in equipment and $20,000 in cash receipts included in share subscriptions payable.

On July 6, 2016, the Company cancelled 1,830,600 shares of common stock previously issued to satisfy obligations under share subscription agreements for $27,459 for settlement of notes payable.

On August 12, 2016, the Company issued 8,150,000 shares of common stock to satisfy obligations under share subscription agreements for $305,000 for services and $41,000 in cash receipts included in share subscriptions payable.

On August 24, 2016, the Company issued 14,633,333 shares of common stock to satisfy obligations under share subscription agreements for $205,800 for services, $30,000 for settlement of accounts payable, $51,666 for settlement of notes payable and $114,500 in cash receipts included in share subscriptions payable.

On August 30, 2016, the Company issued 6,025,000 shares of common stock to satisfy obligations under share subscription agreements for $120,500 in cash receipts included in share subscriptions payable.

On September 26, 2016, the Company issued 8,710,000 shares of common stock to satisfy obligations under share subscription agreements for $176,600 for services and $14,200 in cash receipts included in share subscriptions payable.

On October 10, 2016, the Company issued 21,283,782 shares of common stock to satisfy obligations under share subscription agreements for $704,539 for settlement of notes payable, $394,265 in services and $93,000 in cash receipts included in share subscriptions payable.

On November 11, 2016, the Company issued 2,916,667 shares of common stock to satisfy obligations under share subscription agreements for $2,000 for settlement of notes payable, $8,037 for settlement of accounts payable, $29,463 in services and $10,000 in cash receipts included in share subscriptions payable.

On December 2, 2016, the Company issued 14,055,555 shares of common stock to satisfy obligations under share subscription agreements for $5,000 for settlement of notes payable, $20,000 for interest, $44,900 in services and $91,000 in cash receipts included in share subscriptions payable.

On December 12, 2016, the Company issued 33,918,729 shares of common stock to satisfy obligations under share subscription agreements for $44,000 for settlement of notes payable, $190,909 for interest, $1,687 for settlement of accounts payable, $22,499 for replacement of cancellation of shares, $251,650 in services and $36,436 in cash receipts included in share subscriptions payable.

On December 12, 2016, the Company cancelled 2,248,100 shares of common stock previously issued to satisfy obligations under share subscription agreements for $22,481 for settlement of notes payable.

On December 29, 2016, the Company issued 2,583,333 shares of common stock to satisfy obligations under share subscription agreements for $11,700 for services and $24,625 in cash receipts included in share subscriptions payable.

On February 6, 2017, the Company issued 2,534,136 shares of common stock to satisfy obligations under share subscription agreements for $61,425 in services and $38,000 in cash receipts included in share subscriptions payable.

On February 24, 2017, the Company issued 2,282,378 shares of common stock to satisfy obligations under share subscription agreements for $4,500 for settlement of accounts payable, $33,500 in services and $127,728 in cash receipts included in share subscriptions payable.

On February 28, 2017, the Company issued 6,100,000 shares of common stock to satisfy obligations under share subscription agreements for $104,500 in services included in share subscriptions payable.

On March 14, 2017, the Company issued 4,207,777 shares of common stock to satisfy obligations under share subscription agreements for $5,000 for settlement of notes payable and $63,000 in cash receipts included in share subscriptions payable.

On March 21, 2017, the Company issued 2,086,667 shares of common stock to satisfy obligations under share subscription agreements for $2,000 for settlement of notes payable and $21,000 in cash receipts included in share subscriptions payable.

On March 28, 2017, the Company issued 5,586,120 shares of common stock to satisfy obligations under share subscription agreements for $45,500 for settlement of accounts payable, $92,000 in services and $71,832 in cash receipts included in share subscriptions payable.

(ii)

Year Ended March 31, 2016

On April 14, 2015, the Company issued 1,840,908 shares of common stock to satisfy obligations under share subscription agreements for $21,318 for settlement of notes payable and $7,500 in services included in share subscriptions payable.

On April 21, 2015, the Company issued 4,745,452 shares of common stock to satisfy obligations under share subscription agreements for $36,441 for settlement of notes payable, $12,000 in services and $18,800 in cash receipts included in share subscriptions payable.

On May 13, 2015, the Company issued 3,176,134 shares of common stock to satisfy obligations under share subscription agreements for $30,289 for settlement of notes payable, $10,000 in equipment and $9,000 in cash receipts included in share subscriptions payable.

On June 10, 2015, the Company issued 625,000 shares of Series A Preferred Stock to Paul Thompson Sr., the CEO and sole director of the Company, to satisfy obligations under share subscription agreements for $75,000 for settlement of accounts payable receipts included in share subscriptions payable.

On June 10, 2015, the Company issued 5,830,863 shares of common stock to satisfy obligations under share subscription agreements for $49,448 for settlement of accounts payable, $9,534 in services and $22,500 in cash receipts included in share subscriptions payable.

On June 23, 2015, the Company issued 1,800,000 shares of common stock to satisfy obligations under share subscription agreements for $12,000 in services and $20,000 in cash receipts included in share subscriptions payable.

On July 9, 2015, the Company issued 7,796,966 shares of common stock to satisfy obligations under share subscription agreements for $63,000 for settlement of notes payable, $14,200 in services and $12,500 in cash receipts included in share subscriptions payable.

On July 29, 2015, the Company issued 2,078,333 shares of common stock to satisfy obligations under share subscription agreements for $8,490 in services and $15,000 in cash receipts included in share subscriptions payable.

On August 6, 2015, the Company issued 2,125,000 shares of common stock to satisfy obligations under share subscription agreements for $25,500 in services included in share subscriptions payable.

On August 14, 2015, the Company issued 1,500,000 shares of common stock to satisfy obligations under share subscription agreements for $38,150 in services included in share subscriptions payable.

On August 24, 2015, $168,029 of share subscriptions payable for 2,517,040 shares of common stock due William H. Brinker were settled on issuance of the convertible promissory note.

On September 2, 2015, the Company issued 10,207,799 shares of common stock to satisfy obligations under share subscription agreements for $207,998 for settlement of notes payable, $29,000 in services and $12,776 in cash receipts included in share subscriptions payable.

On September 18, 2015, the Company issued 1,109,090 shares of common stock to satisfy obligations under share subscription agreements for $10,000 for settlement of notes payable and $2,000 in cash receipts included in share subscriptions payable.

On September 21, 2015, the Company issued 6,500,000 shares of common stock to satisfy obligations under share subscription agreements $97,250 in services and $10,000 in cash receipts included in share subscriptions payable.

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

On December 7, 2015, the Company issued 7,005,194 shares of common stock to satisfy obligations under share subscription agreements for $56,000 in services and $30,122 in cash receipts included in share subscriptions payable.

On December 18, 2015, the Company issued 13,896,345 shares of common stock to satisfy obligations under share subscription agreements for $148,804 for settlement of notes payable, $26,325 in services, $21,350 in equipment and $12,500 in cash receipts included in share subscriptions payable.

On December 23, 2015, the Company issued 8,669,993 shares of common stock to satisfy obligations under share subscription agreements for $21,297 for settlement of notes payable, $59,800 in services and $11,000 in cash receipts included in share subscriptions payable.

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

On March 15, 2016, 5,750,000 shares of common stock previously issued to satisfy obligations under share subscription agreements for $24,200 in services and $58,125 in cash receipts were returned to treasury and included in share subscriptions payable.

Common Stock Payable

(i)

Year Ended March 31, 2017

As at March 31, 2017, the Company had total subscriptions payable for 26,024,576 shares of common stock for $260,287 in cash, shares of common stock for equipment valued at $10,500, shares of common stock for interest valued at $5,000, shares of common stock for services valued at $286,680 and common stock for settlement of notes payable valued at $9,000.

(ii)

Year Ended March 31, 2016

Aa at March 31, 2016, the Company had total subscriptions payable for 81,781,794 shares of common stock for $282,589 in cash, shares of common stock for services valued at $213,453, stock for purchase of equipment valued at $500, common stock for settlement of notes payable valued at $13,673, stock for settlement of interest payable valued at $104,000.

16.

RELATED PARTY TRANSACTIONS

During the years ended March 31, 2017 and 2016, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 7

Notes payable – related parties – Note 8

17.

INCOME TAXES

The Company had no income tax expense due to operating loss incurred for the years ended March 31, 2017 and 2016.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at March 31, 2017 and 2016 are comprised of the following:

	Year Ended March 31, 2017	Year Ended March 31, 2016
Deferred tax assets:
Net-operating loss carryforward	$5,465,982	$5,060,710
Total deferred tax assets	5,465,982	5,060,710
Valuation allowance	(5,465,982)	(5,060,710)
Deferred tax assets, net of allowance	$-	$-

	Year Ended March 31, 2017	Year Ended March 31, 2016
Federal
Current	$-	$-
Deferred	5,465,982	5,060,710
State
Current	-	-
Deferred	-	-
Change in valuation allowance	(5,465,982)	(5,060,710)
Income tax provision	$-	$-

At March 31, 2017, the Company had net operating loss carry forwards for federal tax purposes of approximately $15.6 million which expires in years 2030 through 2036. It appears that the Company had generated net operating losses, since 2010, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. The Company has not completed its IRC Section 382 Valuation, as required and the NOL’s because of potential Change of Ownerships might be completely worthless. Therefore, Management of the Company has recorded a Full Valuation Reserve; since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at March 31, 2017. The valuation allowance increased by approximately $0.4 million as of March 31, 2017.

Corporations resident in Mexico are taxable on their worldwide income from all sources, including profits from business and property. The Company is subject to Mexico tax at a rate of 30% on taxable income, if any, from Mexico operations.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	Year Ended March 31, 2017	Year Ended March 31, 2016
Statutory Federal Income Tax Rate	35%	35%
Change in valuation allowance	(35%)	(35%)
Income tax provision	$-	$-

The Company has not identified any uncertain tax positions requiring a reserve as of March 31, 2017.

18.

SUBSEQUENT EVENTS

Common Stock Payable

From the period of April 1, 2017 to July 10, 2017, the Company issued subscriptions payable for 1,550,000 shares of common stock ($0.0406 per share) for $63,000 in cash.

From the period of April 1, 2017 to July 10, 2017, the Company issued subscriptions payable for 1,800,000 shares of common stock ($0.1079 per share) for $189,260 in cash in services.

From the period of April 1, 2017 to July 10, 2017, the Company issued subscriptions payable for 500,000 shares of common stock ($0.0650 per share) for $32,485 in settlement of notes payable.

Common Stock

On April 11, 2017, the Company issued 1,097,826 shares of common stock to satisfy obligations under share subscription agreements for $9,000 in equipment and $50,000 in cash receipts included in share subscriptions payable.

On April 17, 2017, the Company issued 621,954 shares of common stock to satisfy obligations under share subscription agreements for $15,000 in services and $25,000 in cash receipts included in share subscriptions payable.

On May 15, 2017, the Company issued 108,696 shares of common stock to satisfy obligations under share subscription agreements for $10,000 in services included in share subscriptions payable.

On June 2, 2017, the Company issued 4,593,333 shares of common stock to satisfy obligations under share subscription agreements for $41,100 in services and $36,500 in cash receipts included in share subscriptions payable.

On July 5, 2017, the Company issued 600,000 shares of common stock to satisfy obligations under share subscription agreements for $5,760 in services and $32,485 in settlement of notes payable included in share subscriptions payable.