Form 10-Q
period 2017-06-30
Mexus Gold US
filed 2017-08-17
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

MEXUS GOLD US

Nevada	000-52413	20-4092640
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2017 there were 679,071,667 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$42,181	$90,551
Prepaid and other assets	34,151	32,972
TOTAL CURRENT ASSETS	76,332	123,523

FIXED ASSETS
Property and equipment, net of accumulated depreciation	499,633	505,583
TOTAL FIXED ASSETS	499,633	505,583

OTHER ASSETS
Equipment under construction	73,456	73,456
Property costs	580,947	580,947
TOTAL OTHER ASSETS	654,403	654,403

TOTAL ASSETS	$1,230,368	$1,283,509

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$53,986	$64,734
Accounts payable - related party	292,472	260,860
Notes payable	132,897	132,897
Note payable - related party	85,223	86,755
Promissory notes	65,000	65,000
TOTAL CURRENT LIABILITIES	629,578	610,246

TOTAL LIABILITIES	629,578	610,246

CONTINGENT LIABILITIES (Note 10)

STOCKHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
850,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2017)	1,000	1,000
671,978,335 shares of Common Stock (665,556,526 - March 31, 2017)	671,975	665,555
Additional paid-in capital	22,664,173	22,379,274
Share subscription payable	971,108	571,467
Accumulated deficit	(23,707,466)	(22,944,033)
TOTAL STOCKHOLDERS' EQUITY	600,790	673,263

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,230,368	$1,283,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2017	2016
REVENUES
Revenues	$-	$-
Total revenues	-	-

Expenses
Exploration	82,357	86,014
General and administrative	174,089	188,609
Stock-based expense - consulting services	504,960	62,000
(Gain) loss on sale of equipment	-	(99,824)
Write down of equipment held for sale	-	12,308
Loss on settlement of accounts payable	-	294,000
Total operating expenses	761,406	543,107

OTHER INCOME (EXPENSE)
Foreign exchange	(2,027)	471
Interest	-	(85,098)
	(2,027)	(84,627)

NET LOSS BEFORE PROVISION FOR TAX	(763,433)	(627,734)

Income tax	-	-

NET LOSS	$(763,433)	$(627,734)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	668,495,691	492,497,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(763,433)	$(627,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,006	57,862
(Gain) loss on sale of equipment	-	(99,824)
Loss on settlement of debt and accounts payable	-	294,000
Stock-based compensation - services	504,960	62,000
Non cash Interest expense	-	85,098
Impairment of equipment held for sale	-	12,308
Changes in operating assets and liabilities:
Decrease of other assets	(1,179)	-
Accounts payable and accrued liabilities, including related parties	20,864	41,220
NET CASH USED IN OPERATING ACTIVITIES	(179,782)	(175,070)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(53,056)	(7,316)
Purchase of equipment under construction	-	(516)
Proceeds from sale of equipment	-	61,470
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(53,056)	53,638
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	22,863
Payment of notes payable	-	(11,659)
Payment of advances from related party	(1,532)	-
Proceeds from issuance of common stock	186,000	122,836
NET CASH PROVIDED BY FINANCING ACTIVITIES	184,468	134,040

(DECREASE) INCREASE IN CASH	(48,370)	12,608

CASH, BEGINNING OF PERIOD	90,551	30,461

CASH, END OF PERIOD	$42,181	$43,069

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable	$-	$3,000
Shares issued to settle accounts payable	$-	$309,250
Sale of equipment for note receivable	-	88,530
Reclassification of equipment held for sale to property and equipment	-	220,732
Reclassification of property and equipment to equipment under construction	-	55,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017

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

2. BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the unaudited condensed consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at March 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions on an ongoing basis using currently available information. Actual results could differ from those estimates. Three month figures are not necessarily indicative of the results to be reported at the year end.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and controlled subsidiaries, Mexus Gold Mining, S.A. de C.V. (“Mexus Gold Mining) and Mexus Enterprises S.A. de C.V. (“Mexus Gold Enterprises”). Significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that the estimates used are reasonable.

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

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $73,456 and $73,456 as of June 30, 2017 and March 31, 2017, respectively. Equipment under construction at June 30, 2017 comprises a Gold Recovery Cyanide Plant, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2017 and 2016, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of June 30, 2017 and 2016, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2017, the Company incurred a net loss of $763,433 and used cash in operating activities of $179,782, and at June 30, 2017, had an accumulated deficit of $23,707,466. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation as a going concern is dependent upon the ability of the Company to meet our obligations on a timely basis, and, ultimately to attain profitability.

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

5. EQUIPMENT

	Cost	Accumulated Depreciation	June 30, 2017 Net Book Value	March 31, 2017 Net Book Value
Mining tools and equipment	$1,392,261	$922,636	$469,625	$490,888
Vehicles	153,298	123,290	30,008	14,695
	$1,545,559	$1,045,926	$499,633	$505,583

Depreciation expense for the three months ended June 30, 2017 and 2016 was $59,006 and $57,862, respectively.

6. ACCOUNTS PAYABLE – RELATED PARTY

During the three months ended June 30, 2017 and 2016, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $11,400, respectively. At June 30, 2017 and March 31, 2017, $76,603 and $65,203 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At June 30, 2017 and March 31, 2017, $215,869 and $195,657 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

7. NOTES PAYABLE – RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand. These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company. As of June 30, 2017 and March 31, 2017, notes payable due to Taurus Gold Inc. totaled $65,307 and $67,224, respectively.

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company. North Pacific Gold is controlled by Paul Thompson, Jr., an immediate family member of Paul D. Thompson, the sole director and officer of the Company. This loan was due in 90 days and is in default, unsecured and bears interest of 6% per annum and is repayable in cash or Company common stock at market value at the option of the Company. As of June 30, 2017 and March 31, 2017, notes payable due to North Pacific Gold totaled $19,916 and $19,531, respectively.

8. NOTES PAYABLE

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,750,020 shares of common stock valued at $70,000. The shares were issued in settlement of the convertible promissory note ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636. On August 24, 2015, $37,001 of these advances were settled on issuance of the convertible promissory note. At June 30, 2017 and March 31, 2017, the balance of these advances totaled $15,000 and $15,000, respectively.

During the years ended March 31, 2016 and 2015, the Company received various advances totaling $290,300 from nineteen investors and received various advances totaling $286,757 from twenty-two investors, respectively. These advances are unsecured and are due within 30 to 180 days of issue. Upon receipt of the cash advances, the Company paid a majority of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid when due by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.0018 per share to $0.040 per share. For one promissory note with principal of $15,000 payments equal to 20% of cash proceeds received by the Company are due when equipment held for sale is sold.

During the three months ended June 30, 2017 and 2016, note principal and interest of $0 and $3,000 was paid through the issuance of shares of common stock, respectively, and $0 and $1,500 in cash, respectively.

At June 30, 2017 and March 31, 2017, the balance of these advances totaled $43,600 and $43,600, respectively. At June 30, 2017, $43,600 of these notes were in default. There are no default provisions stated in the notes.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At June 30, 2017 and March 31, 2017, the balance of this note was $74,297 and $74,297, respectively. At June 30, 2017, this note was in default. There are no default provisions stated in the Note.

Amortization of debt discount was $0 and $54,112 for the three months ended June 30, 2017 and 2016, respectively.

9. PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At June 30, 2017 and March 31, 2017, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of June 30, 2017, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At June 30, 2017 and March 31, 2017 accrued interest of $20,121 and $25,399, respectively, is included in accounts payable and accrued liabilities.

On August 24, 2015, the Company issued a convertible promissory note (“Note”) for a total amount of $343,973 due on February 24, 2017 to William H. Brinker (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the issuance date. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $458,402 prior to the issuance of the Note comprising unsecured promissory note dated January 8, 2013 of $140,000, promissory note of $100,000 dated April 18, 2013, various notes payable of $41,001, interest payable of $9,372 and share subscriptions payable of $168,029. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 8,732,880 shares of common stock with a fair value of $134,486 ($0.0154 per share) which was recorded as debt discount. The issuance of the Note resulted in gain on settlement of $114,429. On September 19, 2016, the Company issued 6,665,786 shares of common stock with a fair value $516,597 ($0.0775 per share) to fully settle the Note with principal of $343,973 and a note payable with principal of $30,000.

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

Amortization of debt discount was $0 and $24,130 for the three months ended June 30, 2017 and 2016, respectively.

10. CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of June 30, 2017, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

11. STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2017 and March 31, 2017:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at June 30, 2017 and March 31, 2017.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at June 30, 2017 and March 31, 2017.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 850,000,000 shares authorized: 671,978,335 and 665,556,526 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively. Holders of Common Stock have one vote per share of Common Stock held.

Common Stock

On April 11, 2017, the Company issued 1,097,826 shares of common stock to satisfy obligations under share subscription agreements for $9,000 for settlement of equipment and $50,000 in cash receipts included in share subscriptions payable.

On April 17, 2017, the Company issued 621,954 shares of common stock to satisfy obligations under share subscription agreements for $15,000 for settlement of services and $25,000 in cash receipts included in share subscriptions payable.

On May 15, 2017, the Company issued 108,696 shares of common stock to satisfy obligations under share subscription agreements for $10,000 for settlement of services included in share subscriptions payable.

On June 2, 2017, the Company issued 4,593,333 shares of common stock to satisfy obligations under share subscription agreements for $41,300 for settlement of services and $36,500 in cash receipts included in share subscriptions payable.

Common Stock Payable

On June 26, 2017, the Company issued subscriptions payable for 500,000 shares in common stock valued at $32,485 ($0.06497 per share) to fully settle subscription payable and other liabilities totaling $137,004. The settlement resulted in an increase of additional paid-in capital of $104,519.

As at June 30, 2017, the Company had total subscriptions payable for 32,606,059 shares of common stock for $197,782 in cash, shares of common stock for equipment valued at $1,500, shares of common stock for interest valued at $5,000, shares of common stock for services valued at $725,341, common stock for settlement of accounts payable valued at $9,000 and common stock for settlement of notes payable valued at $32,485.

12. SUBSEQUENT EVENTS

Common Stock

On July 5, 2017, the Company issued 600,000 shares of common stock to satisfy obligations under share subscription agreements for $5,760 for settlement of services and $32,485 for settlement of stock payable included in share subscriptions payable.

On July 11 2017, the Company issued 2,799,999 shares of common stock to satisfy obligations under share subscription agreements for $15,975 for settlement of services and $88,500 in cash receipts included in share subscriptions payable.

On August 1, 2017, the Company issued 3,693,333 shares of common stock to satisfy obligations under share subscription agreements for $38,000 for settlement of services and $76,500 in cash receipts included in share subscriptions payable.

Common Stock Payable

From the period of July 1, 2017 to August 11, 2017, the Company issued subscriptions payable for 1,320,000 shares of common stock ($0.025 per share) for $33,000 in cash.

From the period of July 1, 2017 to August 11, 2017, the Company issued subscriptions payable for 933,333 shares of common stock ($0.0578 per share) for $53,975 in services.

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

San Felix Mine Project (formerly known as the Mexus-Trinidad Joint Venture)

In March, 2014, we sold our 50% interest in the Joint Venture to Atzek Mineral S.A. de C.V (“Atzek”). Atzek is currently in default of the sale agreement.

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

Other Operations

Cable Salvage Operation

The Company completed the first phase of its Cable Recovery Project in Alaskan waters. The cable which was recovered was smaller diameter cable which was excellent for testing the recovery equipment and vessels. The Company evaluated the project and conducted a mapping project and exploration activities in an attempt to identify larger cable.

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

California
Oklahoma
New Mexico
Arizona
White Sands Desert
Texas
MEXUS GOLD PROJECT
Big Bend Desert
Chihuahuan Desert
Sierra Madre Oriental Mountains
Gulf of California
Sierra Madre Occidental Mountains
LOCATION MAP
MARTHA ELENA - JULIO PROJECT
Image Landsat
Imagery Date: Apr 10, 2013

FIGURE 1 – SANTA ELENA PROJECT LOCATION MAP

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

While the Company, as of June 30, 2017, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three months ended June 30, 2017 and 2016. All amounts herein are in U.S. dollars.

Three months ended June 30, 2017 Compared with the Three months ended June 30, 2016

We had a net loss during the three months ended June 30, 2017 of $763,433 compared to a net loss of $627,734 during the same period in 2016. The increase in net loss is primarily attributable to (i) an increase in stock-based expenses – consulting services of $442,960 (ii) a decrease in gain on sale of equipment of $99,824 and (iii) a decrease in general and administration expense of $14,520. The increase in the net loss is partially offset by (i) a decrease in loss on settlement of accounts payable of $294,000 (ii) a decrease in exploration expenses of $3,657 and (iii) a decrease in interest expense of $85,098.

Revenue

For the three months ended June 30, 2017, we had revenues of $0 compared to $0 for the three months ended June 30, 2016.

Operating Expenses

Total operating expenses increased to $761,406 during three months ended June 30, 2017, compared to $543,107 for the three months ended June 30, 2016. The increase in operating expenses was primarily due to increases in stock-based expense – consulting services.

Other Income (Expense)

We reported $2,027 of other expense during the three months ended June 30, 2017 compared to $84,627 other expense during the same period in 2016.

Changes in other income (expense) is mainly attributable to a decrease in interest expense.

Liquidity and Capital Resources

At June 30, 2017, we had cash of $42,181 compared to cash of $90,551 at March 31, 2017.

Our property and equipment decreased to $499,633 at June 30, 2017, compared to $505,583 at March 31, 2017. The decrease in equipment is largely due to depreciation expense of $59,006 during the three months ended June 30, 2017 which was partially offset by purchase of equipment of $53,056.

Our mineral properties had no change during the three month period.

Equipment under construction was unchanged at $73,456 at June 30, 2017, compared to $73,456 at March 31, 2017.

Total assets decreased to $1,230,368 at June 30, 2017, compared to $1,283,509 at March 31, 2017. The majority of the decrease in assets relates to depreciation on property and equipment and reduction of cash.

Our total liabilities increased to $629,578 at June 30, 2017, compared to $610,246 as of March 31, 2017. The increase in our total liabilities can be primarily attributed to the increase of accounts payable – related party.

Our working capital deficit at June 30, 2017 and March 31, 2017 is $553,246 and $486,723, respectively.

Our net cash used in operating activities for the three months ended June 30, 2017 and 2016 is $179,782 and $175,070, respectively. Our net loss for the three months ended June 30, 2017 of $763,433 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $59,006 and stock-based compensation – services of $504,960.

Our net cash (used in) provided by investing activities for the three months ended June 30, 2017 and 2016 is $(53,056) and $53,638, respectively, mainly due to the sale of equipment.

Our net cash provided by financing activities for the three months ended June 30, 2017 and 2016 is $184,468 and $134,040, respectively, mainly due to issuance of common stock.

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

Future goals

The Santa Elena Prospect (formerly known as Caborca Properties) have become our primary focus after our installation of a small placer recovery plant to conduct tests on prospective placer areas and determine the viability of the placer deposits while we conducted evaluations of the other Mexico properties. We have added additional equipment which will allow the continuation of mining operations of the placer deposits.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2017, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b). We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete this review during 2018 to comply with the requirement of the SEC. We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and Chief Financial Officer, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2017, the Company issued 1,097,826 shares of common stock to satisfy obligations under share subscription agreements for $9,000 for settlement of equipment and $50,000 in cash receipts included in share subscriptions payable.

On April 17, 2017, the Company issued 621,954 shares of common stock to satisfy obligations under share subscription agreements for $15,000 for settlement of services and $25,000 in cash receipts included in share subscriptions payable.

On May 15, 2017, the Company issued 108,696 shares of common stock to satisfy obligations under share subscription agreements for $10,000 for settlement of services included in share subscriptions payable.

On June 2, 2017, the Company issued 4,593,333 shares of common stock to satisfy obligations under share subscription agreements for $41,300 for settlement of services and $36,500 in cash receipts included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

At June 30, 2017 and March 31, 2017, notes payable totaled $43,600 and $43,600, respectively. At June 30, 2017, $43,600 of these notes were in default. There are no default provisions stated in the notes.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At June 30, 2017 and March 31, 2017, the balance of this note was $74,297 and $74,297, respectively. At June 30, 2017, this note was in default. There are no default provisions stated in the Note.

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At June 30, 2017 and March 31, 2017, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of June 30, 2017, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At June 30, 2017 and March 31, 2017 accrued interest of $20,121 and $25,399, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at June 30, 2017 (unaudited) and March 31, 2017

Condensed Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016 (unaudited)

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

August 14, 2017

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director