Form 10-Q
period 2017-09-30
Mexus Gold US
filed 2017-11-14
CIK 1355677

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2017 there were 704,746,820 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$57,670	$90,551
Prepaid and other assets	34,063	32,972
TOTAL CURRENT ASSETS	91,733	123,523

FIXED ASSETS
Property and equipment, net of accumulated depreciation	470,139	505,583
TOTAL FIXED ASSETS	470,139	505,583

OTHER ASSETS
Equipment under construction	73,456	73,456
Property costs	505,947	580,947
TOTAL OTHER ASSETS	579,403	654,403

TOTAL ASSETS	$1,141,275	$1,283,509

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$71,706	$64,734
Accounts payable - related party	314,268	260,860
Notes payable (net of debt discount of $34,891 and $0, respectively)	178,006	132,897
Note payable - related party	66,507	86,755
Promissory notes	65,000	65,000
TOTAL CURRENT LIABILITIES	695,487	610,246

TOTAL LIABILITIES	695,487	610,246

CONTINGENT LIABILITIES (Note 10)
STOCKHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
850,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2017)	1,000	1,000
700,932,588 shares of Common Stock (665,556,526 - March 31, 2017)	700,932	665,555
Additional paid-in capital	23,848,236	22,379,274
Share subscription payable	414,448	571,467
Accumulated deficit	(24,518,828)	(22,944,033)
TOTAL STOCKHOLDERS' EQUITY	445,788	673,263

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,141,275	$1,283,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
REVENUES
Revenues	$-	$-	$-	$-
Total revenues	-	-	-	-

Expenses
Exploration	205,026	205,019	287,383	291,013
General and administrative	231,761	148,686	405,850	337,296
Stock-based expense - consulting services	243,775	1,084,362	748,735	1,146,362
(Gain) loss on sale of equipment	-	-	-	(99,824)
Write down of equipment held for sale	-	-	-	12,308
Loss on settlement of accounts payable	2,000	435,716	2,000	729,716
Impairment of mineral property	75,000	-	75,000	-
Total operating expenses	757,562	1,873,783	1,518,968	2,416,871

OTHER EXPENSE
Foreign exchange	(2,470)	(3,210)	(4,497)	(2,739)
Interest	(51,330)	(88,870)	(51,330)	(173,968)
	(53,800)	(92,080)	(55,827)	(176,707)

NET LOSS BEFORE PROVISION FOR TAX	(811,362)	(1,965,863)	(1,574,795)	(2,593,578)

Income tax	-	-	-	-

NET LOSS	$(811,362)	$(1,965,863)	$(1,574,795)	$(2,593,578)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	684,197,212	545,485,306	676,389,349	519,136,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,574,795)	$(2,593,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,968	115,333
(Gain) loss on sale of equipment	-	(87,516)
Loss on settlement of debt and accounts payable	2,000	729,716
Stock-based compensation - services	748,735	1,146,362
Non cash Interest expense	45,109	168,397
Impairment of mineral property	75,000	-
Changes in operating assets and liabilities:
Decrease of other assets	(1,091)	(21,509)
Accounts payable and accrued liabilities, including related parties	160,380	88,420
NET CASH USED IN OPERTATING ACTIVITIES	(424,694)	(454,395)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(84,524)	(26,005)
Purchase of equipment under construction	-	(516)
Proceeds from sale of equipment	-	86,470
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITES	(84,524)	59,949
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	80,000	30,413
Payment of notes payable	-	(104,232)
Payment of notes payable from related party	(20,248)	-
Proceeds from issuance of common stock	416,585	453,136
NET CASH PROVIDED BY FINANCING ACTIVITIES	476,337	379,317

(DECREASE) INCREASE IN CASH	(32,881)	(15,129)

CASH, BEGINNING OF PERIOD	90,551	30,461

CASH, END OF PERIOD	$57,670	$15,332

Supplemental disclosure of cash flow information:
Interest paid	$-	$12,486
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Discount for beneficial conversion feature recognized on issuance of notes payable	$80,000	$-
Prepaid stock based compensation	$-	$166,546
Shares issued for settlement of notes payable	$-	$742,746
Shares issued to settle accounts payable	$102,000	$348,537
Sale of equipment for note receivable	$-	$63,530
Reclassification of equipment held for sale of property and equipment	$-	$220,732
Reclassification of property and equipment under construction	$-	$55,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

1.ORGANIZATION AND BUSINESS OF COMPANY

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

2.BASIS OF PREPARATION

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

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions on an ongoing basis using currently available information. Actual results could differ from those estimates. Three and six month figures are not necessarily indicative of the results to be reported at the year end.

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

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $73,456 and $73,456 as of September 30, 2017 and March 31, 2017, respectively.  Equipment under construction at September 30, 2017 comprises a Gold Recovery Cyanide Plant, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

The Company's financial instruments consist of cash, accounts payable, accrued liabilities, advances, notes payable, and a promissory note payable. The carrying amount of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at September 30, 2017 and 2016, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Tax”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of September 30, 2017 and 2016, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the six months ended September 30, 2017, the Company incurred a net loss of $1,574,795 and used cash in operating activities of $424,694, and at September 30, 2017, had an accumulated deficit of $24,518,828.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

4.RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

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

5.MINERAL PROPERTIES AND EXPLORATION COSTS

Impairment of San Felix Project

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

At September 30, 2017, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not paid in accordance with the purchase agreement.

6.EQUIPMENT

	Cost	Accumulated Depreciation		September 30, 2017 Net Book Value	March 31, 2017 Net Book Value
Mining tools and equipment	$1,423,387	$980,501		$442,886	$490,888
Vehicles	153,639	126,386		27,253	14,695
	$1,577,026	$1,106,887	$	$ 470,139	$505,583

Depreciation expense for the three and six months ended September 30, 2017 and 2016 was $60,962 and $57,862 and $119,968 and $115,333, respectively.

7.ACCOUNTS PAYABLE – RELATED PARTY

During the six months ended September 30, 2017 and 2016, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $22,800 and $22,800, respectively.  At September 30, 2017 and March 31, 2017, $88,003 and $65,203 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At September 30, 2017 and March 31, 2017, $226,265 and $195,657 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

8.NOTES PAYABLE – RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  As of September 30, 2017 and March 31, 2017, notes payable due to Taurus Gold Inc. totaled $46,620 and $67,224, respectively.

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company. North Pacific Gold is controlled by Paul Thompson, Jr., an immediate family member of Paul D. Thompson, the sole director and officer of the Company. This loan was due in 90 days and is in default, unsecured and bears interest of 6% per annum and is repayable in cash or Company common stock at market value at the option of the Company.  As of September 30, 2017 and March 31, 2017, notes payable due to North Pacific Gold totaled $19,887 and $19,531, respectively.

9.NOTES PAYABLE

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,750,020 shares of common stock valued at $70,000. The shares were issued in settlement of the convertible promissory note ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636. On August 24, 2015, $37,001 of these advances were settled on issuance of the convertible promissory note. At September 30, 2017 and March 31, 2017, the balance of these advances totaled $15,000 and $15,000, respectively.

During the years ended March 31, 2017, 2016 and 2015, the Company received $0 in advances, various advances totaling $290,300 from nineteen investors and received various advances totaling $286,757 from twenty-two investors, respectively. These advances are unsecured and are due within 30 to 180 days of issue. Upon receipt of the cash advances, the Company paid a majority of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid when due by one of the following: (i) In cash (ii) One-half in cash and one—half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.0018 per share to $0.040 per share. For one promissory note with principal of $15,000 payments equal to 20% of cash proceeds received by the Company are due when equipment held for sale is sold.

During the six months ended September 30, 2017 and 2016, the Company received various advances for notes payable totaling $80,000 from three investors and received $0 in advances, respectively. These notes are unsecured, due in three months of issue and earn a finance fee of 15% of principal. The investors has the option for principal and the finance fee to be repaid when due by one of the following: (i) In cash or (ii) Converted into shares of common stock of the Company $0.02 per share. These notes were initially recorded net of a debt discount of $80,000 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $80,000. At September 30, 2017 and March 31, 2017, a debt discount of $34,891 and $0, respectively has been recorded on the condensed consolidated balance sheet related to these notes.

During the six months ended September 30, 2017 and 2016, note principal and interest of $0 and $3,000 was paid through the issuance of shares of common stock, respectively, and $0 and $1,500 in cash, respectively.

At September 30, 2017 and March 31, 2017, the balance of these advances totaled $123,600 and $43,600, respectively. At September 30, 2017, $43,600 of these notes were in default. There are no default provisions stated in the notes.  At September 30, 2017 and March 31, 2017 accrued interest of $6,130 and $0, respectively, is included in accounts payable and accrued liabilities.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At September 30, 2017 and March 31, 2017, the balance of this note was $74,297 and $74,297, respectively. At September 30, 2017, this note was in default. There are no default provisions stated in the Note.

Amortization of debt discount was $45,109 and $54,112 for the six months ended September 30, 2017 and 2016, respectively, and $45,109 and $64,350 for the three months ended September 30, 2017 and 2016, respectively.

10.PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At September 30, 2017 and March 31, 2017, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of September 30, 2017, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  At September 30, 2017 and March 31, 2017 accrued interest of $21,623 and $25,399, respectively, is included in accounts payable and accrued liabilities.

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

Amortization of debt discount was $0 and $118,462 for the six months ended September 2017 and 2016, respectively, and $0 and $64,350 for the three months ended September 30, 2017 and 2016, respectively.

11.CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of September 30, 2017, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

12.STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2017 and March 31, 2017:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at September 30, 2017 and March 31, 2017.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at September 30, 2017 and March 31, 2017.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 850,000,000 shares authorized: 700,932,588 and 665,556,526 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On July 11 2017, the Company issued 2,949,253 shares of common stock to satisfy obligations under share subscription agreements for $25,975 for settlement of services and $88,500 in cash receipts included in share subscriptions payable.

On August 1, 2017, the Company issued 3,693,333 shares of common stock to satisfy obligations under share subscription agreements for $38,000 for settlement of services and $76,500 in cash receipts included in share subscriptions payable.

On August 15, 2017, the Company issued 11,436,667 shares of common stock to satisfy obligations under share subscription agreements for $102,000 for settlement of accounts payable, $405,500 for settlement of services and $36,000 in cash receipts included in share subscriptions payable.

On September 12, 2017, the Company issued 4,500,000 shares of common stock to satisfy obligations under share subscription agreements for $85,400 for settlement of services and $71,600 in cash receipts included in share subscriptions payable.

On September 25, 2017, the Company issued 3,500,000 shares of common stock to satisfy obligations under share subscription agreements for $61,300 for settlement of services and $45,000 in cash receipts included in share subscriptions payable.

On September 28, 2017, the Company issued 2,275,000 shares of common stock to satisfy obligations under share subscription agreements for $23,500 for settlement of services and $35,500 in cash receipts included in share subscriptions payable.

Common Stock Payable

On June 26, 2017, the Company issued subscriptions payable for 500,000 shares in common stock valued at $32,485 ($0.06497 per share) to fully settle subscription payable and other liabilities totaling $137,004. The settlement resulted in an increase of additional paid-in capital of $104,519.

As at September 30, 2017, the Company had total subscriptions payable for 23,323,323 shares of common stock for $75,268 in cash, shares of common stock for equipment valued at $1,500, shares of common stock for interest valued at $5,000, shares of common stock for services valued at $323,680 and common stock for settlement of notes payable valued at $9,000.

13.SUBSEQUENT EVENTS

Common Stock

On October 13, 2017, the Company issued 3,814,232 shares of common stock to satisfy obligations under share subscription agreements for $47,000 for settlement of services, $11,500 for settlement of notes payable and $44,785 in cash receipts included in share subscriptions payable.

Common Stock Payable

From the period of October 1, 2017 to November 8, 2017, the Company issued subscriptions payable for 4,402,000 shares of common stock ($0.0155 per share) for $68,040 in cash.

From the period of October 1, 2017 to November 8, 2017, the Company issued subscriptions payable for 416,667 shares of common stock ($0.0383 per share) for $15,975 in services.

From the period of October 1, 2017 to November 8, 2017, the Company issued subscriptions payable for 2,000,000 shares of common stock ($0.0400 per share) for $80,000 in equipment.

From the period of October 1, 2017 to November 8, 2017, the Company issued subscriptions payable for 575,000 shares of common stock ($0.0200 per share) for $11,500 in settlement of notes payable.

From the period of October 1, 2017 to November 8, 2017, the Company issued subscriptions payable for 125,000 shares of common stock ($0.0388 per share) for $4,845 in settlement of interest.

Notes Payable

On October 4, 2017, the Company issued a note payable for $10,000 in cash. The note is unsecured, has a term of 90 days, charges a finance fee of $1,500 and is convertible into shares of common stock of the Company at a fixed price of $0.02 per share.

On October 23, 2017, the Company issued a note payable for $15,000 in cash. The note is unsecured, has a term of six months, interest of 20% per annum, charges a finance fee of 75,000 share of common stock of the Company and is convertible into shares of common stock of the Company at a fixed price of $0.10 per share.

On October 28, 2017, the Company issued a note payable for $10,000 in cash. The note is unsecured, has a term of six months, interest of 20% per annum, charges a finance fee of 50,000 share of common stock of the Company and is convertible into shares of common stock of the Company at a fixed price of $0.10 per share.

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

Effective January 13, 2017, our wholly owned subsidiary, Mexus Gold Mining, S.A. de C.V., entered into a purchase agreement with Jesus Leopoldo Felix Mazon, Leonardo Elias Jaime Perez, and Elia Lizardi Perez, wherein we purchased a 50% interest in the “San Felix” mining site located in the La Alameda area of Caborca, State of Sonora, Mexico. The remaining 50% of the site is owned jointly by Mar Holdings S.A. de C.V. and Marco Antonio Martinez Mora. The San Felix mining site contains seven (7) concessions over an area of approximately 26,000 acres. At September 30, 2017, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not paid in accordance with the purchase agreement pending the receipt of certain required instruments from the Grantor by the Company.

.

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

There are multiple exploration targets on the Santa Elena Prospect. The two most important are the quartz stockwork zone and the Julio vein system. The first target will be the quartz stockwork zone area. A limited drilling program has been conducted and completed. Production testing has been completed resulting in the construction of the surface production and recovery facilities..

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
© 2015 Google
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

The initial term of the agreement was 5 years. During the term Mexus must pay 40% of the net revenue received for minerals produced to the seller. At the conclusion of the 5 years, the lease could have be purchased for USD 50,000. Upon expiration on July 4, 2014, Mexus renewed the agreement with an indefinite term. The renewed agreement requires Mexus to pay $1,500 per month and 20% to the total proceeds upon a sale of the rights.

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

Given the complex nature of the sulfide deposit and the partial oxidization of the material (indicated by the presence of yellow colored lead oxides), a satisfactory recovery method has not yet been found. Consequently, at this time, no further systematic work beyond the initial reconnaissance and characterization sampling has been completed. The entire project was essentially put on hold until a suitable recovery method is found, which is a continuing effort and at this time is being pursued by a member of the faculty at the University of Sonora in Hermosillo. The faculty member teaches metallurgy and assay practices at the University. After a suitable recovery method has been identified, the process will need to be confirmed by a certified metallurgical testing laboratory.

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

The San Felix Mine Project

The San Felix mining site contains seven (7) concessions over an area of approximately 26,000 acres located in the La Alameda area of Caborca, Sonora, Mexico. At September 30, 2017, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not paid in accordance with the purchase agreement pending the receipt of certain required instruments from the Grantor by the Company.

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

While the Company, as of September 30, 2017, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and six months ended September 30, 2017 and 2016. All amounts herein are in U.S. dollars.

Three months ended September 30, 2017 Compared with the Three months ended September 30, 2016

We had a net loss during the three months ended September 30, 2017 of $811,362 compared to a net loss of $1,965,863 during the same period in 2016. The decrease in net loss is primarily attributable to (i) a decrease in stock-based expenses – consulting services of $840,587 and (ii) a decrease in loss on settlement of accounts payable of $433,716. The decrease in the net loss is partially offset by (i) an increase in general and administrative expense of $83,075 and (ii) an impairment of mineral property of $75,000. At September 30, 2017, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not been paid in accordance with the purchase agreement.

Revenue

For the three months ended September 30, 2017, we had revenues of $0 compared to $0 for the three months ended September 30, 2016.

Operating Expenses

Total operating expenses decreased to $757,562 during three months ended September 30, 2017, compared to $1,873,783 for the three months ended September 30, 2016. The decrease in operating expenses was primarily due to decreases in stock-based expense – consulting services and loss on settlement of accounts payable.

Other Expense

We reported $53,800 of other expense during the three months ended September 30, 2017 compared to $92,080 other expense during the same period in 2016.

Changes in other income (expense) is mainly attributable to a decrease in interest expense.

Six months ended September 30, 2017 Compared with the Six months ended September 30, 2016

We had a net loss during the six months ended September 30, 2017 of $1,574,795 compared to a net loss of $2,593,578 during the same period in 2016. The decrease in net loss is primarily attributable to (i) a decrease in stock-based expenses – consulting services of $397,627 and (ii) a decrease in loss on settlement of accounts payable of $727,716. The decrease in the net loss is partially offset by (i) an increase in general and administrative expense of $68,554 (ii) a decrease in gain on sale of equipment of $99,824 and (iii) an impairment of mineral property of $75,000. At September 30, 2017, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not been paid in accordance with the purchase agreement.

Revenue

For the six months ended September 30, 2017, we had revenues of $0 compared to $0 for the six months ended September 30, 2016.

Operating Expenses

Total operating expenses decreased to $1,518,968 during six months ended September 30, 2017, compared to $2,416,871 for the six months ended September 30, 2016. The decrease in operating expenses was primarily due to decreases in stock-based expense – consulting services and loss on settlement of accounts payable.

Other Expense

We reported $55,827 of other expense during the six months ended September 30, 2017 compared to $176,707 other expense during the same period in 2016.

Changes in other expense is mainly attributable to a decrease in interest expense.

Liquidity and Capital Resources

At September 30, 2017, we had cash of $57,670 compared to cash of $90,551 at March 31, 2017.

Our property and equipment decreased to $470,139 at September 30, 2017, compared to $505,583 at March 31, 2017. The decrease in equipment is largely due to depreciation expense of $119,968 during the six months ended September 30, 2017 which was partially offset by purchase of equipment of $84,524.

At September 30, 2017, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not been paid in accordance with the purchase agreement.

Equipment under construction was unchanged at $73,456 at September 30, 2017, compared to $73,456 at March 31, 2017.

Total assets decreased to $1,141,275 at September 30, 2017, compared to $1,283,509 at March 31, 2017. The majority of the decrease in assets relates to depreciation on property and equipment, impairment of mineral property and reduction of cash.

Our total liabilities increased to $695,487 at September 30, 2017, compared to $610,246 as of March 31, 2017. The increase in our total liabilities can be primarily attributed to the increase of accounts payable – related party and the issuance of notes payable.

Our working capital deficit at September 30, 2017 and March 31, 2017 is $603,754 and $486,723, respectively.

Our net cash used in operating activities for the six months ended September 30, 2017 and 2016 is $424,694 and $454,395, respectively. Our net loss for the six months ended September 30, 2017 of $1,574,795 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $119,968, stock-based compensation – services of $748,735 and accounts payable and accrued liabilities, including related parties of $160,380.

Our net cash (used in) provided by investing activities for the six months ended September 30, 2017 and 2016 is $(84,524) and $59,949, respectively, mainly due to the (purchase) sale of equipment.

Our net cash provided by financing activities for the six months ended September 30, 2017 and 2016 is $476,337 and $379,317, respectively, mainly due to issuance of common stock and notes payable.

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

Future goals

The Santa Elena Prospect (formerly known as Caborca Properties) has become our primary focus. The completion of the initial surface ground construction for a leaching production plant, being an expandable ore leaching pad, solution ponds and production recovery facility, has been tested and will be placed into production. The ore leaching pad has 35,000 tons of ore in place and will be increased in size on a continuing basis to realize the capacity of the production facility.

Therefore, our goal for the current year is to increase the cash flow of the Company’s operations through (a) place the current facilities into full commercial production, (b) increase the mineralization of the ore pad from 1 gram per ton gold and 3 grams per ton silver and (c) increase the capacity of the leach pad.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were not effective. Our procedures were not designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2017, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the six month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 11 2017, the Company issued 2,949,253 shares of common stock to satisfy obligations under share subscription agreements for $25,975 for settlement of services and $88,500 in cash receipts included in share subscriptions payable.

On August 1, 2017, the Company issued 3,693,333 shares of common stock to satisfy obligations under share subscription agreements for $38,000 for settlement of services and $76,500 in cash receipts included in share subscriptions payable.

On August 15, 2017, the Company issued 11,436,667 shares of common stock to satisfy obligations under share subscription agreements for $102,000 for settlement of accounts payable, $405,500 for settlement of services and $36,000 in cash receipts included in share subscriptions payable.

On September 12, 2017, the Company issued 4,500,000 shares of common stock to satisfy obligations under share subscription agreements for $85,400 for settlement of services and $71,600 in cash receipts included in share subscriptions payable.

On September 25, 2017, the Company issued 3,500,000 shares of common stock to satisfy obligations under share subscription agreements for $61,300 for settlement of services and $45,000 in cash receipts included in share subscriptions payable.

On September 28, 2017, the Company issued 2,275,000 shares of common stock to satisfy obligations under share subscription agreements for $23,500 for settlement of services and $35,500 in cash receipts included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

At September 30, 2017 and March 31, 2017, the balance of these advances totaled $123,600 and $43,600, respectively. At September 30, 2017, $43,600 of these notes were in default.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At September 30, 2017 and March 31, 2017, the balance of this note was $74,297 and $74,297, respectively. At September 30, 2017, this note was in default. There are no default provisions stated in the Note.

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At September 30, 2017 and March 31, 2017, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of September 30, 2017, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At September 30, 2017 and March 31, 2017 accrued interest of $21,623 and $25,399, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at September 30, 2017 (unaudited) and March 31, 2017

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2017 and 2016 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three and six months ended September 30, 2017 and 2016 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Articles of Incorporation filed with the Secretary of State of Nevada on October 1, 2009	3.4	10-K	7/27/2016

Certificate of Amendment filed with the Secretary of State of Nevada on March 9, 2016	3.5	10-K	7/27/2016

Certificate of Designation filed with the Secretary of State of Nevada on August 8, 2011	3.6	10-K	7/27/2016

Amended and Restated Bylaws dated December 30, 2005	3.7	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	31.1			X

Certification of Principal Executive Officer pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Caborca Preliminary Report and First Stage Mapping	99.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2017

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director