Form 10-Q
period 2017-12-31
Mexus Gold US
filed 2018-02-16
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 7, 2018 there were 752,558,566 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$27,725	$90,551
Prepaid and other assets	15,401	32,972
TOTAL CURRENT ASSETS	43,126	123,523

FIXED ASSETS
Property and equipment, net of accumulated depreciation	484,343	505,583
TOTAL FIXED ASSETS	484,343	505,583

OTHER ASSETS
Equipment under construction	73,456	73,456
Property costs	505,947	580,947
TOTAL OTHER ASSETS	579,403	654,403

TOTAL ASSETS	$1,106,872	$1,283,509

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$99,099	$64,734
Accounts payable - related party	301,609	260,860
Notes payable (net of debt discount of $5,541 and $0, respectively)	202,356	132,897
Note payable - related party	13,741	86,755
Promissory notes	65,000	65,000
Convertible promissory note (net of debt discount of $112,129 and $0, respectively)	142,613	-
Convertible promissory note derivative liability	120,788	-
TOTAL CURRENT LIABILITIES	945,206	610,246

TOTAL LIABILITIES	945,206	610,246

CONTINGENT LIABILITIES (Note 13)

STOCKHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
850,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2017)	1,000	1,000
740,543,789 shares of Common Stock (665,556,526 - March 31, 2017)	740,540	665,555
Additional paid-in capital	24,806,177	22,379,274
Share subscription payable	464,751	571,467
Accumulated deficit	(25,850,802)	(22,944,033)
TOTAL STOCKHOLDERS' EQUITY	161,666	673,263

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,106,872	$1,283,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
REVENUES
Revenues	$-	$-	$-	$-
Total revenues	-	-	-	-

Expenses
Exploration	161,308	68,390	448,691	359,423
General and administrative	307,106	160,460	712,956	497,756
Stock-based expense - consulting services	400,070	552,521	1,148,805	1,698,883
(Gain) loss on sale of equipment	-	(442)	-	(100,266)
Write down of equipment held for sale	-	-	-	12,308
Loss on settlement of accounts payable	250,000	-	252,000	729,716
Impairment of mineral property	-	-	75,000	-
Total operating expenses	1,118,484	780,929	2,637,452	3,197,820

OTHER EXPENSE
Foreign exchange	(118)	(1,522)	(4,615)	(4,261)
Interest	(158,789)	(1,646)	(210,119)	(175,614)
Loss on derivative liability	(54,583)	-	(54,583)	-
	(213,490)	(3,168)	(269,317)	(179,875)

NET LOSS BEFORE PROVISION FOR TAX	(1,331,974)	(784,097)	(2,906,769)	(3,377,695)

Income tax	-	-	-	-

NET LOSS	$(1,331,974)	$(784,097)	$(2,906,769)	$(3,377,695)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	691,065,626	601,835,964	689,151,808	546,803,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,906,769)	$(3,377,695)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	187,764	170,396
(Gain) loss on sale of equipment	-	(100,266)
Loss on settlement of debt and accounts payable	252,000	729,716
Stock-based compensation - services	1,148,805	1,698,883
Non cash Interest expense	202,264	168,397
Loss on change in fair value of derivative instrument	54,583	-
Impairment of equipment held for sale	-	12,308
Impairment of mineral property	75,000	-
Changes in operating assets and liabilities:
Decrease of other assets	17,571	-
Accounts payable and accrued liabilities, including related parties	175,114	107,906
NET CASH USED IN OPERTATING ACTIVITIES	(793,668)	(590,355)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(86,524)	(26,005)
Purchase of equipment under construction	-	(516)
Proceeds from sale of equipment	-	163,970
Increase in other assets	-	(28,703)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITES	(86,524)	108,746
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	135,000	42,171
Proceeds from issuance of convertible promissory note	150,000	-
Payment of notes payable	-	(112,137)
Payment of notes payable from related party	(73,014)	-
Proceeds from issuance of common stock	605,380	619,840
NET CASH PROVIDED BY FINANCING ACTIVITIES	817,366	549,874

(DECREASE) INCREASE IN CASH	(62,826)	68,265

CASH, BEGINNING OF PERIOD	90,551	30,461

CASH, END OF PERIOD	$27,725	$98,726

Supplemental disclosure of cash flow information:
Interest paid	$-	8,750
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Discount for beneficial conversion feature recognized on issuance of notes payable	$80,000	$-
Shares issued for settlement of notes payable and interest	$317,500	$781,746
Shares issued to settle accounts payable	$102,000	$350,224
Shares issued for equipment	$80,000	$-
Shares issued in conjunction with notes payable and convertible promissory note	$61,487	$-
Initial value of embedded derivative liability	$66,205	$-
Sale of equipment for note receivable	$-	$(1,470)
Reclassification of equipment held for sale of property and equipment	$-	$220,732
Reclassification of property and equipment under construction	$-	$55,922

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2017

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

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight-line basis over their expected useful lives as follows (see Note 6):

Mining tools and equipment7 years

Watercrafts7 years

Vehicles3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $73,456 and $73,456 as of December 31, 2017 and March 31, 2017, respectively. Equipment under construction at December 31, 2017 comprises a Gold Recovery Cyanide Plant, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2017 and 2016, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of December 31, 2017 and 2016, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended December 31, 2017, the Company incurred a net loss of $2,906,769 and used cash in operating activities of $793,668, and at December 31, 2017, had an accumulated deficit of $25,850,802. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended December 31, 2017, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not paid in accordance with the purchase agreement.

6.EQUIPMENT

	Cost	Accumulated Depreciation	December 31, 2017 Net Book Value	March 31, 2017 Net Book Value
Mining tools and equipment	$1,505,387	$1,045,202	$460,185	$490,888
Vehicles	153,639	129,481	24,158	14,695
	$1,659,026	$1,174,683	$484,343	$505,583

Depreciation expense for the three and nine months ended December 31, 2017 and 2016 was $67,796 and $55,063 and $187,764 and $170,396, respectively.

7.ACCOUNTS PAYABLE – RELATED PARTY

During the nine months ended December 31, 2017 and 2016, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $34,200 and $34,200, respectively. At December 31, 2017 and March 31, 2017, $90,723 and $65,203 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At December 31, 2017 and March 31, 2017, $210,886 and $195,657 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

8.NOTES PAYABLE – RELATED PARTY

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand. These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company. As of December 31, 2017 and March 31, 2017, notes payable due to Taurus Gold Inc. totaled $4,514 and $67,224, respectively.

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company which are unsecured, non-interest bearing and due on demand. North Pacific Gold is controlled by Paul Thompson, Jr., an immediate family member of Paul D. Thompson, the sole director and officer of the Company. As of December 31, 2017 and March 31, 2017, notes payable due to North Pacific Gold totaled $9,227 and $19,531, respectively.

9.NOTES PAYABLE

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,750,020 shares of common stock valued at $70,000. The shares were issued in settlement of the convertible promissory note ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636. On August 24, 2015, $37,001 of these advances were settled on issuance of the convertible promissory note. At December 31, 2017 and March 31, 2017, the balance of these advances totaled $15,000 and $15,000, respectively.

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

During the nine months ended December 31, 2017 and 2016, the Company received various advances for notes payable totaling $135,000 from eight investors and received $0 in advances, respectively. These notes are unsecured, due in three to six months of issue and earn a finance fee of 15% to 20% of principal. The investors have the option for principal and the finance fee to be repaid when due by one of the following: (i) In cash or (ii) Converted into shares of common stock of the Company $0.02 to $0.10 per share. These notes were initially recorded net of a debt discount of $80,000 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $80,000. In conjunction with issuance of these notes payable 300,000 shares of common stock of the Company valued at $9,568 were issued to the note holders and recorded as debt discount. At December 31, 2017 and March 31, 2017, a debt discount of $5,541 and $0, respectively has been recorded on the condensed consolidated balance sheet related to these notes.

During the nine months ended December 31, 2017 and 2016, note principal and interest of $60,000 and $3,000 was paid through the issuance of shares of common stock, respectively, and $0 and $1,500 in cash, respectively.

At December 31, 2017 and March 31, 2017, the balance of these advances totaled $118,600 and $43,600, respectively. At December 31, 2017, $33,300 of these notes were in default. There are no default provisions stated in the notes. At December 31, 2017 and March 31, 2017 accrued interest of $6,236 and $0, respectively, is included in accounts payable and accrued liabilities.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At December 31, 2017 and March 31, 2017, the balance of this note was $74,297 and $74,297, respectively. At December 31, 2017, this note was in default. There are no default provisions stated in the Note.

Amortization of debt discount was $84,026 and $54,112 for the nine months ended December 31, 2017 and 2016, respectively, and $38,917 and $54,112 for the three months ended December 31, 2017 and 2016, respectively.

10.PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At December 31, 2017 and March 31, 2017, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of December 31, 2017, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At December 31, 2017 and March 31, 2017 accrued interest of $23,151 and $25,399, respectively, is included in accounts payable and accrued liabilities.

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

Amortization of debt discount was $0 and $142,592 for the nine months ended December 31, 2017 and 2016, respectively, and $0 and $0 for the three months ended December 31, 2017 and 2016, respectively.

11.CONVERTIBLE PROMISSORY NOTE

On November 14, 2017, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), for a principal sum of $166,667 plus one-time 10% interest charge of $16,667 which matures on May 14, 2018 for $150,000 in cash. The Company may repay the Note and interest any time in cash before the maturity date without a prepayment penalty. If the Company defaults on repayment, this Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lesser of (a) $0.0375 or (b) 50% (40% if the conversion shares are not deliverable by DWAC) of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On issuance of the Note, an embedded derivative with a fair value of $66,205 was identified and recorded as debt discount (See Note 12). In conjunction with the Note, the Company issued 3,591,940 shares of common stock (“Origination Shares”) of the Company which was recorded as debt discount. The Origination Shares and the Note were valued at $51,920 and $31,875 upon issuance, respectively, using the relative fair value method. Additional interest expense is accreted on the Note between issuance and maturity dates with the expectation that principal and interest is likely to be settled in shares of common stock of the Company at a variable conversion price calculated at 40% of trade price of common stock of the Company. At December 31, 2017, the principal and interest outstanding of $254,742 is recorded net of unamortized debt discount of $112,129. Interest and amortization of debt discount was $110,738 for the three and nine months ended December 31, 2017.

12.CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Convertible Promissory Notes with JMJ Financial with an issue date of November 14, 2017 was accounted for under ASC 815. The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities has been measured at fair value at November 14, 2017 and December 31, 2017 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

	November 14, 2017	December 31, 2017
Closing share price	$0.038	$0.0547
Conversion price	$0.0348	$0.0375
Risk free rate	0.050%	0.050%
Expected volatility	109%	134%
Dividend yield	0%	0%
Expected life	0.5 years	0.37 years

The fair value of the conversion option derivative liability is $66,205 and $120,788 at November 14, 2017 and December 31, 2017, respectively. The increase in the fair value of the conversion option derivative liability of $54,583 is recorded as a loss in the unaudited condensed consolidated statements of operations for the three and nine months ended December 30, 2017.

13.CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of December 31, 2017, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

14.STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2017 and March 31, 2017:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at December 31, 2017 and March 31, 2017.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at December 31, 2017 and March 31, 2017.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 850,000,000 shares authorized: 740,543,789 and 665,556,526 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On October 13, 2017, the Company issued 3,814,232 shares of common stock to satisfy obligations under share subscription agreements for $47,000 for settlement of services, $10,000 for settlement of notes payable, interest of $2,303 and $44,785 in cash receipts included in share subscriptions payable.

On November 6, 2017, the Company issued 5,430,030 shares of common stock to satisfy obligations under share subscription agreements for $57,575 for settlement of services, $4,000 for settlement of notes payable, interest of $2,395 and $16,040 in cash receipts included in share subscriptions payable.

On November 13, 2017, the Company issued 6,591,666 shares of common stock to satisfy obligations under share subscription agreements for $6,000 for settlement of services, $57,500 for settlement of notes payable, interest of $1,632 and $50,000 in cash receipts included in share subscriptions payable.

On November 30, 2017, the Company issued 3,591,940 shares of common stock to satisfy obligations under share subscription agreements for interest of $51,920 and included in share subscriptions payable.

On December 12, 2017, the Company issued 2,283,333 shares of common stock to satisfy obligations under share subscription agreements for $29,000 in cash receipts included in share subscriptions payable.

On December 14, 2017, the Company issued 3,600,000 shares of common stock to satisfy obligations under share subscription agreements for $136,800 for settlement of services included in share subscriptions payable.

On December 20, 2017, the Company issued 8,050,000 shares of common stock to satisfy obligations under share subscription agreements for $106,400 for settlement of services, $80,000 for equipment and $44,200 in cash receipts included in share subscriptions payable.

On December 28, 2017, the Company issued 6,250,000 shares of common stock to satisfy obligations under share subscription agreements for $250,000 for settlement of notes payable included in share subscriptions payable.

Common Stock Payable

On June 26, 2017, the Company issued subscriptions payable for 500,000 shares in common stock valued at $32,485 ($0.06497 per share) to fully settle subscription payable and other liabilities totaling $137,004. The settlement resulted in an increase of additional paid-in capital of $104,519.

As at December 31, 2017, the Company had total subscriptions payable for 24,016,394 shares of common stock for $80,038 in cash, shares of common stock for equipment valued at $1,500, shares of common stock for interest valued at $8,237, shares of common stock for services valued at $369,976 and common stock for settlement of notes payable valued at $5,000.

15.SUBSEQUENT EVENTS

Common Stock

On January 5, 2018, the Company issued 7,666,666 shares of common stock to satisfy obligations under share subscription agreements for $79,400 for settlement of services, $162,500 for settlement of accounts payable, $825 for interest and $39,000 in cash receipts included in share subscriptions payable.

On January 19, 2018, the Company issued 633,332 shares of common stock to satisfy obligations under share subscription agreements for $10,000 in cash receipts included in share subscriptions payable.

On January 29, 2018, the Company issued 3,187,000 shares of common stock to satisfy obligations under share subscription agreements for $8,448 for settlement of services and $36,600 in cash receipts included in share subscriptions payable.

On January 30, 2018, the Company issued 527,779 shares of common stock to satisfy obligations under share subscription agreements for $20,650 for settlement of services and $3,556 in cash receipts included in share subscriptions payable.

Common Stock Payable

From the period of January 1, 2018 to February 7, 2018, the Company issued subscriptions payable for 4,555,000 shares of common stock ($0.0135 per share) for $61,600 in cash.

From the period of January 1, 2018 to February 7, 2018, the Company issued subscriptions payable for 6,482,000 shares of common stock ($0.0553 per share) for $15,975 in services.

From the period of January 1, 2018 to February 7, 2018, the Company issued subscriptions payable for 2,708,333 shares of common stock ($0.0600 per share) for $162,500 in settlement of accounts payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report. This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Effective January 13, 2017, our wholly owned subsidiary, Mexus Gold Mining, S.A. de C.V., entered into a purchase agreement with Jesus Leopoldo Felix Mazon, Leonardo Elias Jaime Perez, and Elia Lizardi Perez, wherein we purchased a 50% interest in the “San Felix” mining site located in the La Alameda area of Caborca, State of Sonora, Mexico. The remaining 50% of the site is owned jointly by Mar Holdings S.A. de C.V. and Marco Antonio Martinez Mora. The San Felix mining site contains seven (7) concessions over an area of approximately 26,000 acres. During the nine months ended December 31, 2017, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not paid in accordance with the purchase agreement pending the receipt of certain required instruments from the Grantor by the Company.

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
Gulf of California
Sierra Madre Oriental Mountains
Sierra Madre Occidental Mountains
LOCATION MAP
MARTHA ELENA - JULIO PROJECT
Image Landsat
Imagery Date: Apr 10, 2013
Eye alt 2067.90 km

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

The initial term of the agreement was 5 years. During the term Mexus must pay 40% of the net revenue received for minerals produced to the seller. At the conclusion of the 5 years, the lease could be purchased for USD 50,000. Upon expiration on July 4, 2014, Mexus renewed the agreement with an indefinite term. The renewed agreement requires Mexus to pay $1,500 per month and 20% to the total proceeds upon a sale of the rights.

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

The San Felix Mine Project

The San Felix mining site contains seven (7) concessions over an area of approximately 26,000 acres located in the La Alameda area of Caborca, Sonora, Mexico. During the nine months ended December 31, 2017, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not paid in accordance with the purchase agreement pending the receipt of certain required instruments from the Grantor by the Company.

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

While the Company, as of December 31, 2017, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and nine months ended December 31, 2017 and 2016. All amounts herein are in U.S. dollars.

Three months ended December 31, 2017 Compared with the Three months ended December 31, 2016

We had a net loss during the three months ended December 31, 2017 of $1,331,974 compared to a net loss of $784,097 during the same period in 2016. The increase in net loss is primarily attributable to (i) an increase in exploration expense of $92,918 (ii) an increase in general and administration expense of $146,646 (iii) increase in loss on settlement of accounts payable of $250,000 (iv) increase in interest expense of $157,143 and (v) increase of loss on derivative liability of $54,583. The increase in the net loss is partially offset by a decrease in stock-based expense – consulting services of $152,451.

Revenue

For the three months ended December 31, 2017, we had revenues of $0 compared to $0 for the three months ended December 31, 2016.

Operating Expenses

Total operating expenses increased to $1,118,484 during three months ended December 31, 2017, compared to $780,929 for the three months ended December 31, 2016. The increase in operating expenses was primarily due to increase in exploration, general and administrative expense and loss on settlement of accounts payable.

Other Expense

We reported $213,490 of other expense during the three months ended December 31, 2017 compared to $3,168 of other expense during the same period in 2016.

Changes in other income (expense) is mainly attributable to the issuance of a convertible promissory note to JMJ Financial dated November 14, 2017 for a principal sum of $166,667.

Nine months ended December 31, 2017 Compared with the Nine months ended December 31, 2016

We had a net loss during the nine months ended December 31, 2017 of $2,906,769 compared to a net loss of $3,377,695 during the same period in 2016. The decrease in net loss is primarily attributable to (i) a decrease in stock-based expense – consulting services of $550,078 and (ii) a decrease in loss on settlement of accounts payable of $477,716. The decrease in the net loss is partially offset by an increase in (i) exploration expense of $89,268 (ii) general and administrative expense of $215,200 (iii) gain on sale of equipment of $100,266 (iv) impairment of mineral property of $75,000 (v) interest expense of $34,505 and (vi) loss on derivative liability of $54,583.

Revenue

For the nine months ended December 31, 2017, we had revenues of $0 compared to $0 for the nine months ended December 31, 2016.

Operating Expenses

Total operating expenses decreased to $2,637,452 during nine months ended December 31, 2017, compared to $3,197,820 for the nine months ended December 31, 2016. The decrease in operating expenses was primarily due to a decrease in stock-based expense – consulting services and loss on settlement of accounts payable.

Other Expense

We reported $269,317 of other expense during the nine months ended December 31, 2017 compared to $179,875 of other expense during the same period in 2016.

Changes in other income (expense) is mainly attributable to the issuance of a convertible promissory note to JMJ Financial dated November 14, 2017 for a principal sum of $166,667.

Liquidity and Capital Resources

At December 31, 2017, we had cash of $27,725 compared to cash of $90,551 at March 31, 2017.

Our property and equipment decreased to $484,343 at December 31, 2017, compared to $505,583 at March 31, 2017. The decrease in equipment is largely due to depreciation expense of $187,764 during the nine months ended December 31, 2017 which was partially offset by purchase of equipment of $166,524.

At December 31, 2017, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not been paid in accordance with the purchase agreement.

Equipment under construction was unchanged at $73,456 at December 31, 2017, compared to $73,456 at March 31, 2017.

Total assets decreased to $1,106,872 at December 31, 2017, compared to $1,283,509 at March 31, 2017. The majority of the decrease in assets relates to depreciation on property and equipment, impairment of mineral property and reduction of cash.

Our total liabilities increased to $945,206 at December 31, 2017, compared to $610,246 as of March 31, 2017. The increase in our total liabilities can be primarily attributed to the increase of accounts payable – related party, the issuance of notes payable and the issuance of a convertible promissory note to JMJ Financial. An embedded derivative was bifurcated and derivative liability recognized from the convertible promissory note.

Our working capital deficit at December 31, 2017 and March 31, 2017 is $902,080 and $486,723, respectively.

Our net cash used in operating activities for the nine months ended December 31, 2017 and 2016 is $793,668 and $590,355, respectively. Our net loss for the nine months ended December 31, 2017 of $2,906,769 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $187,764, loss on settlement of debt and accounts payable of $252,000, stock-based compensation – services of $1,148,805, non-cash interest expense of $202,264 and accounts payable and accrued liabilities, including related parties of $175,114.

Our net cash (used in) provided by investing activities for the nine months ended December 31, 2017 and 2016 is $(86,524) and $108,746, respectively, mainly due to the (purchase) sale of equipment.

Our net cash provided by financing activities for the nine months ended December 31, 2017 and 2016 is $817,366 and $549,874, respectively, mainly due to issuance of common stock, notes payable and convertible promissory notes.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the nine month period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 13, 2017, the Company issued 3,814,232 shares of common stock to satisfy obligations under share subscription agreements for $47,000 for settlement of services, $10,000 for settlement of notes payable, interest of $2,303 and $44,785 in cash receipts included in share subscriptions payable.

On November 6, 2017, the Company issued 5,430,030 shares of common stock to satisfy obligations under share subscription agreements for $57,575 for settlement of services, $4,000 for settlement of notes payable, interest of $2,395 and $16,040 in cash receipts included in share subscriptions payable.

On November 13, 2017, the Company issued 6,591,666 shares of common stock to satisfy obligations under share subscription agreements for $6,000 for settlement of services, $57,500 for settlement of notes payable, interest of $1,632 and $50,000 in cash receipts included in share subscriptions payable.

On November 30, 2017, the Company issued 3,591,940 shares of common stock to satisfy obligations under share subscription agreements for interest of $51,920 and included in share subscriptions payable.

On December 12, 2017, the Company issued 2,283,333 shares of common stock to satisfy obligations under share subscription agreements for $29,000 in cash receipts included in share subscriptions payable.

On December 14, 2017, the Company issued 3,600,000 shares of common stock to satisfy obligations under share subscription agreements for $136,800 for settlement of services included in share subscriptions payable.

On December 20, 2017, the Company issued 8,050,000 shares of common stock to satisfy obligations under share subscription agreements for $106,400 for settlement of services, $80,000 for equipment and $44,200 in cash receipts included in share subscriptions payable.

On December 28, 2017, the Company issued 6,250,000 shares of common stock to satisfy obligations under share subscription agreements for $250,000 for settlement of notes payable included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

North Pacific Gold is controlled by Paul Thompson, Jr., an immediate family member of Paul D. Thompson, the sole director and officer of the Company. On June 29, 2015, North Pacific Gold advanced the Company $7,500 in cash.This loan was due in 90 days and is in default, unsecured and bears interest of 6% per annum and is repayable in cash or Company common stock at market value at the option of the Company.

At December 31, 2017 and March 31, 2017, the balance of advances totaled $118,600 and $43,600, respectively. At December 31, 2017, $33,300 of these notes were in default. There are no default provisions stated in the notes.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At December 31, 2017 and March 31, 2017, the balance of this note was $74,297 and $74,297, respectively. At December 31, 2017, this note was in default. There are no default provisions stated in the Note.

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At December 31, 2017 and March 31, 2017, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of December 31, 2017, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At December 31, 2017 and March 31, 2017 accrued interest of $23,151 and $25,399, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at December 31, 2017 (unaudited) and March 31, 2017

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2017 and 2016 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016 (unaudited)

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

February 14, 2018

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director