Form 10-K
period 2018-03-31
Mexus Gold US
filed 2018-07-16
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	[ ]	Non-accelerated filer	[ ] (Do not check if smaller reporting company)
Accelerated filer	[ ]	Smaller reporting Company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on September 30, 2017, based upon the $0.0495 per share closing price for our common stock on the OTC Bulletin Board was approximately $29,174,414.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 2, 2018, there were 813,188,020 shares of our common stock were issued and outstanding.

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

On April 16, 2018, Mexus Gold Mining S.A. de C.V., a subsidiary of Mexus, announced that it planned to terminate its joint venture agreement with MarMar Holdings (the “JV Agreement”). The JV Agreement outlined the contractual obligations of the parties at the Santa Elena project in Caborca, Sonora State, Mexico. The decision to terminate the JV Agreement was made due to MarMar’s failure to provide agreed funding, equipment and general operations for the project, as well as MarMar’s inability to meet environmental standards at the site. We do not anticipate any early termination penalties associated with the JV Agreement. On July 2, 2018, the Company announced that the agreement was officially terminated.

We intend to move forward with the Santa Elena project with proper equipment and personnel. Due to the lack of funding by MarMar, the Santa Elena site, a disappointing 8.5oz Au was produced in the last 22 months.

The Company has contracted with a security firm to provide 24-hour services at the Santa Elena site. Currently, there is equipment on site sufficient to produce an anticipated 500 tons a day and plans are in place to begin hiring staff with production beginning shortly thereafter. In addition, safety fencing will be installed and required site clean-up will occur that will satisfy any environmental concerns at the property. Two separate parties are running tests on the heap leach pad to determine the next steps to allow for recovery of gold and silver within the system.

Using previously developed geological mapping the company plans to mine the Julio quartz vein and the adjacent shear zone via open pit mining. The existing Julio vein, with depths to 30 meters and widths from 1 to 4 meters, has values ranging from 1.5 to 186 grams Au per ton. The adjacent shear zone carries values from .5 to 17 grams Au per ton. Mexus estimates that the shear zone will average 2.5 grams per ton gold equivalent with the Julio vein values being much higher. Additional equipment will be purchased which will enable the company to increase production to 1000 tons a day and beyond. Mexus intends to announce a non-dilutive capital raise plan in the very near future.

Ures Property Prospects (also known as 8 brothers/370 mine project)

The Ures Prospects, also situated in the State of Sonora, Mexico are the 370 Prospect, San Ramon Prospect, La Platosa Prospect, Edgar Prospect, Edgar II Prospect, Los Lareles Prospect, El Scorpio Prospect, and Ocho Hermanos Prospect.

In June 2018, Mexus completed its first test of the VAT leaching system and the Merrill Crowe gold recovery plant at the 8 brothers/370 mine project. The successful test produced 70 pounds of precipitate which is currently being dried and prepared for smelting. Results of this first run will be released soon. The material initially mined took longer to leach than expected. Mexus geologist, Cesar Lemas, has identified new material which has been column tested showing a 48 to 72 hour leach time. The company will mine and use this material going forward to accelerate recovery times.

Non-Material Mining Properties

San Felix Mine Project (formerly known as the Mexus-Trinidad Joint Venture)

In March, 2014, we sold our 50% interest in the Joint Venture to Atzek Mineral S.A. de C.V (“Atzek”). Atzek is currently in default of the sale agreement.

Effective January 13, 2017, our wholly owned subsidiary, Mexus Gold Mining, S.A. de C.V., entered into a purchase agreement with Jesus Leopoldo Felix Mazon, Leonardo Elias Jaime Perez, and Elia Lizardi Perez, wherein we purchased a 50% interest in the “San Felix” mining site located in the La Alameda area of Caborca, State of Sonora, Mexico. The remaining 50% of the site is owned jointly by Mar Holdings S.A. de C.V. and Marco Antonio Martinez Mora. The San Felix mining site contains seven (7) concessions over an area of approximately 26,000 acres. During the year ended March 31, 2018, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not paid in accordance with the purchase agreement pending the receipt of certain required instruments from the Grantor by the Company.

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

Mergers and Acquisitions

We will routinely review merger and acquisition opportunities. An appropriate merger and acquisition opportunity must be accretive to the overall value of Mexus Gold US. Our primary focus will be on those opportunities involving precious metal production or near-term production with a secondary focus on other resource-based opportunities. Potential acquisition targets would include private and public companies or individual properties. Although our preference would be for candidates located in the United States and Mexico; Mexus Gold US will consider opportunities located in other countries where the geopolitical risk is acceptable.

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

The San Felix Mine Project

The San Felix mining site contains seven (7) concessions over an area of approximately 26,000 acres located in the La Alameda area of Caborca, Sonora, Mexico. During the year ended March 31, 2018, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not paid in accordance with the purchase agreement pending the receipt of certain required instruments from the Grantor by the Company.

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

Property Interests, Mining Claims and Risk

Property Interests and Mining Claims

Our exploration activities and operations in Mexico are subject to the rules and regulations of the United Mexican States. The Ministry (Secretariat) of Mining is the Federal Mexican Government ministry charged with controlling all mining matters. A concession is granted on the acceptance of an application which identifies the specific minerals to be mined and description of the exact location of the lands to be mined. The concession is subject to a semiannual tax to continue the concession in good standing. Usually, our arrangements with a concessionaire describe specific period payments to the concessionaire and a royalty on the minerals recovered from mining operations. Where prospective mineral properties are identified by the Company, some type of conveyance of the mining rights and property acquisition agreement is necessary in order for us to explore or develop such property. Generally, these agreements take the form of long term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements.

Reclamation

We may be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

While the Company, as of March 31, 2018, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

Real Property

At present, we do not own any property. Our business office is located at 13601 East River Road, Sacramento, CA 95690, in a leased facility where we have local access to all commercial freight systems. The current retail facility is approximately 5,000 square feet of building and one acre of concrete padded yard. This facility contains our administrative and sales as well as our manufacturing facility. Monthly rent is $3,800 and the lease term is month to month.

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

	High $	Low $

For the Fiscal Year Ended March 31, 2018

Fourth Quarter ended March 31, 2018	0.0645	0.02
Third Quarter ended December 31, 2017	0.0669	0.0348
Second Quarter ended September 30, 2017	0.08	0.0445
First Quarter ended June 30, 2017	0.123	0.0576

For the Fiscal Year Ended March 31, 2017

Fourth Quarter ended March 31, 2017	0.15	0.092
Third Quarter ended December 31, 2016	0.2078	0.065
Second Quarter ended September 30, 2016	0.08	0.0449
First Quarter ended June 30, 2016	0.0616	0.025

As of July 2, 2018, we had 813,188,020 shares of our common stock issued and outstanding, of which 363,843,151 shares were restricted. The closing price of our common stock on July 2, 2018, was $0.013.

Holders

At of the date of this report, we have approximately 313 holders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $73,456 and $73,456 as of March 31, 2018 and 2017, respectively. Equipment under construction at March 31, 2018 comprises a Gold Recovery Cyanide Plant, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2018 and 2017, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2018 and 2017. All amounts herein are in U.S. dollars.

Year Ended March 31, 2018 Compared with the Year Ended March 31, 2017

We had a net loss during the year ended March 31, 2018 of $3,909,961 compared to a net loss of $3,806,697 during the same period in 2017. The increase in net loss is primarily attributable to (i) an increase in exploration expenses of $317,159 (ii) an increase in general and administrative expenses of $126,704 (iii) a decrease in gain on sale of equipment of $100,266 and (iv) an increase in impairment of mineral property of $75,000 and (v) increase in interest expense of $315,554. The increase in the net loss is partially offset by (i) a decrease in stock-based expense – consulting services of $542,468 (ii) a decrease of loss on settlement of accounts payable of $213,500 and (iii) decrease on loss on settlement of debt of $75,798.

Revenue

For the year ended March 31, 2018, we had revenues of $0 compared to $0 for the year ended March 31, 2017.

Operating Expenses

Total operating expenses increased to $3,107,115 during year ended March 31, 2018, compared to $3,256,262 for the year ended March 31, 2017. The decrease in operating expenses was primarily due to decreases in exploration, stock-based expense – consulting services and loss on settlement of accounts payable.

Other Income (Expense)

We reported $802,846 of other expense during the year ended March 31, 2018 compared to $550,435 of other expense during the same period in 2017.

Changes in other income (expense) is mainly attributable to an increase in interest expense and partially offset by a decrease in loss on settlement of debt. The increase in interest expense is primarily due to the issuance of the convertible promissory note to JMJ Financial.

Liquidity and Capital Resources

At March 31, 2018, we had cash of $125,942 compared to cash of $90,551 at March 31, 2017.

Our property and equipment decreased to $470,320 at March 31, 2018, compared to $505,583 at March 31, 2017. The decrease in equipment is largely due to depreciation expense of $255,776 during the year ended March 31, 2018 and partially offset by $220,513 for the purchase of equipment.

Our equipment under construction had no change during the twelve month period.

Our mineral properties decreased to $505,947 at March 31, 2018, compared to $580,947 at March 31, 2017.

The decrease in mineral properties is due to a $75,000 impairment recorded on the San Felix Project.

The increase in deposit of mineral property of $324,000 at March 31, 2018 compared to March 31, 2017 is due to stock-based compensation paid as consideration to enter into a Letter of Intent agreement for the mineral rights of the Project Mabel project.

Total assets increased to $1,499,665 at March 31, 2018, compared to $1,283,509 at March 31, 2017. The majority of the increase in assets relates to a $324,000 deposit on mineral property.

Our total liabilities increased to $1,196,568 at March 31, 2018, compared to $610,246 as of March 31, 2017. The increase in our total liabilities can be primarily attributed to the issuance of the convertible promissory note to JMJ Financial and the related convertible promissory note derivative liability.

Our working capital deficit at March 31, 2018 and March 31, 2017 is $1,070,626 and $486,723, respectively.

Our net cash used in operating activities for the year ended March 31, 2018 and 2017 is $1,057,569 and $819,230, respectively. Our net loss for the year ended March 31, 2018 of $3,909,961 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $255,776, loss on settlement of debt and accounts payable of $428,918, stock-based compensation – services of $1,306,013 and non-cash interest expense of $477,923.

Our net cash (used in) provided by investing activities for the year ended March 31, 2018 and 2017 is $(105,196) and $46,952, respectively, mainly due to the purchase of equipment. For the year ended March 31, 2017, cash was provided by investing activities due to the sale of equipment.

Our net cash provided by financing activities for the year ended March 31, 2018 and 2017 is $1,198,156 and $832,368, respectively, mainly due to issuance of notes payable and common stock.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2018, the Company's internal control over financial reporting was not effective.

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

Inherent Limitations of Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth, as of the date of this annual report, the name, age and position of our sole director/executive officer.

NAME	AGE	POSITION

Paul D. Thompson	76	President Chief Executive Officer Chief Financial Officer Principle Accounting Officer Secretary Director

The background of our sole director/executive officer is as follows:

Paul D. Thompson

Mr. Paul D. Thompson is our sole director and officer acting in the capacity of Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Thompson is 76 years old and has been involved in mining and the construction of mining equipment since 1959. Past mining companies which Mr. Thompson has established and operated include: Thompson Mining Corp. which developed mining and milling prospects; Thompson Yellow Jacket Mining which performed underground mining and milling; and Golden Eagle Mining Corp. which performed drilling and exploration. Mr. Thompson’s past mining activities include the Centennial Mine Project; the Otter Creek (placer) Project; and the "Big Hole" project on the Cosumnes River all located in El Dorado County, California. In addition, during the late 1980’s Mr. Thompson successfully developed the Crystal Caves Mobil Home Park in South El Dorado County. In Virginia City, Nevada, Mr. Thompson constructed a fully operating 1860's style 2 stamp mill for crushing and processing gold as an ongoing business to educate people on how gold was historically processed. In addition, for the past three years, Mr. Thompson has been conducting mineral exploration in Sonora, Mexico resulting in the acquisition of approximately 9,000 hectares of claims and six mining concessions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2018, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

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

Name and Principal Position	Year Ended					Non-Equity	Nonqualified	All
						Incentive	Deferred	Other
				Stock	Option	Plan	Compensation	Compen
		Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Paul D. Thompson	2018	$180,000	$-	$130,400	$-	$-	$-	$-	$310,400
President, Chief Executive Officer, Chief Financial Officer, and Secretary, and Director	2017	$180,000	$-	$130,400	$-	$-	$-	$-	$310,400

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the 813,188,020 issued and outstanding shares of our common stock as of July 2, 2018, by the following persons:

•each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•each of our directors and executive officers; and

•all of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Paul D. Thompson(1)	76,175,408(2)(3)(4)	9.4%

Francis & Alice Stadelman Revocable Living Trust(5)	45,687,891	5.6%

All Officers and Directors as Group	76,175,408	9.4%

Total	121,863,299	15.0%

(1)1805 N. Carson Street, Suite 150, Carson City, NV 89701.

(2)Includes 65,878,718 shares of common stock held by Mr. Thompson individually and 296,690 shares held by the following companies which Mr. Thompson controls, 182,918 shares of common stock are held by Mexus Gold Mining S.A. C.V. and 113,772 shares of common stock are held by Mexus Gold International.

(3)In addition, Mr. Thompson owns 1,000,000 shares of our Series A Convertible Preferred Stock, $.001 par value. Each share of our Series A Convertible Preferred Stock converts into 10 shares of our common stock. Assuming Mr. Thomson converted 100% of the Series A Convertible Preferred Stock held by him into shares of common stock, he would hold an additional 10,000,000 shares of common stock and a grand total of 76,175,408 shares of commons stock which would be approximately 9% of our issued and outstanding shares of common stock.

(4)Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Convertible Preferred Stock and common stock on a fully-diluted basis; and (c) 0.000006. Accordingly, on any stockholders’ vote, Mr. Thompson has a total of 4,955,304,428 votes, far greater than 50% of the issued and outstanding common stock of the company.

(5)313 Ohio Ave. SE, Brandon, OR 97411.

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

None.

Transactions with Promoters

None.

Item 14. Principal Accounting Fees and Services.

Appointment of Auditors

Our Board of Directors selected RBSM LLP (“RBSM LLP”) as our auditors for the years ended March 31, 2018 and 2017.

Audit Fees

RBSM LLP billed us $56,000 in audit fees during the year ended March 31, 2018.

RBSM LLP billed us $49,000 in audit fees during the year ended March 31, 2017.

Audit-Related Fees

We did not pay any fees to RBSM LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2018 and 2017.

Tax and All Other Fees

We did not pay any fees to RBSM LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2018 and 2017.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by RBSM LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2018 and 2017, and for the years then ended, none of the hours expended on RBSM LLP’s engagement to audit those financial statements were attributed to work by persons other than RBSM LLPs full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules

Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 31, 2018 and 2017

Consolidated Statements of Operations for the years ended March 31, 2018 and 2017

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

Schedules

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Articles of Incorporation filed with the Secretary of State of Nevada on October 1, 2009	3.4	10-K	7/27/2016

Certificate of Amendment filed with the Secretary of State of Nevada on March 9, 2016	3.5	10-K	7/27/2016

Certificate of Amendment filed with the Secretary of State of Nevada on July 6, 2018	3.6			X

Certificate of Designation filed with the Secretary of State of Nevada on August 8, 2011	3.7	10-K	7/27/2016

Amended and Restated Bylaws dated December 30, 2005	3.8	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1			X

Caborca Preliminary Report and First Stage Mapping	99.1			X

“Mabel Project” Contract dated May 1, 2018	99.2			X

“El Plamito Project” Contract dated May 1, 2018	99.3			X

“La Famosa Project” Contract dated May 1, 2018	99.4			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MEXUS GOLD US

/s/ Paul D. Thompson Sr.

By: Paul D. Thompson Sr.

Its: Chief Executive Officer

Principle Financial Officer

Principle Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul D. Thompson Sr. Paul D. Thompson Sr.	Chief Executive Officer Chief Financial Officer Principal Executive Officer Principal Financial Officer President Secretary Director	July 13, 2018

MEXUS GOLD US AND SUBSIDARIES
CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

AUDITORS’ REPORT	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mexus Gold US. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mexus Gold US. and subsidiaries (The “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended March 31, 2018 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and 2017 and the consolidated results of its operations and its cash flows for each of the years in the two year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, has not earned revenue from planned operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ RBSM LLP

We have served as the Company’s auditor since 2015.
Henderson, Nevada
July 13, 2018

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017
ASSETS
CURRENT ASSETS
Cash	$125,942	$90,551
Prepaid and other assets	-	32,972
TOTAL CURRENT ASSETS	125,942	123,523

FIXED ASSETS
Property and equipment, net of accumulated depreciation	470,320	505,583
TOTAL FIXED ASSETS	470,320	505,583

OTHER ASSETS
Equipment under construction	73,456	73,456
Deposit on mineral property	324,000	-
Property costs	505,947	580,947
TOTAL OTHER ASSETS	903,403	654,403

TOTAL ASSETS	$1,499,665	$1,283,509

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$149,553	$64,734
Accounts payable - related party	374,669	260,860
Notes payable (net unamortized debt discount of $0 and $0, respectively)	172,897	132,897
Note payable - related party	10,851	86,755
Promissory notes	65,000	65,000
Convertible promissory note (net of debt discount of $36,818 and $0, respectively)	354,664	-
Convertible promissory note derivative liability	68,934	-
TOTAL CURRENT LIABILITIES	1,196,568	610,246
TOTAL LIABILITIES	1,196,568	610,246

CONTINGENT LIABILITIES (Note 13)

STOCKHOLDERS' EQUITY
Capital stock
Authorized 9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding
	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
2,000,000,000 shares of Common Stock, $0.001 par value per share Issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2017)	1,000	1,000
775,922,947 shares of Common Stock (665,556,526 - March 31, 2017)	775,919	665,555
Additional paid-in capital	25,743,607	22,379,274
Share subscription payable	636,565	571,467
Accumulated deficit	(26,853,994)	(22,944,033)
TOTAL STOCKHOLDERS' EQUITY	303,097	673,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,499,665	$1,283,509

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2018	2017
REVENUES
Revenues	$-	$-
Total revenues	-	-

Expenses
Exploration	621,793	304,634
General and administrative	972,309	845,605
Stock-based expense - consulting services	1,306,013	1,848,481
(Gain) loss on sale of equipment	-	(100,266)
Write down of equipment held for sale	-	12,308
Loss on settlement of accounts payable	132,000	345,500
Impairment of mineral property	75,000	-
Total operating expenses	3,107,115	3,256,262

OTHER INCOME (EXPENSE)
Foreign exchange	(15,899)	(5,973)
Interest	(487,300)	(171,746)
Loss on settlement of debt	(296,918)	(372,716)
Loss on convertible promissory note derivative liability	(2,729)	-
	(802,846)	(550,435)

NET LOSS BEFORE PROVISION FOR TAX	(3,909,961)	(3,806,697)

Income tax	-	-

NET LOSS	$(3,909,961)	$(3,806,697)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	706,016,990	571,867,473

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Share Subscription Payable	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance, March 31, 2016	-	$ -	1,000,000	$ 1,000	480,601,620	$ 480,607	$ 18,380,440	$ 614,215	$ (19,137,336)	$ 338,926

Shares issued for services and supplies	-	-	-	-	52,290,066	52,290	1,718,954	77,237	-	1,848,481
Shares issued for equipment	-	-	-	-	-	-	-	10,000	-	10,000
Shares issued for cash	-	-	-	-	74,596,089	74,589	854,532	(28,949)	-	900,172
Shares issued for accounts payable	-	-	-	-	7,185,991	7,186	388,538	-	-	395,724
Shares issued for note principal and interest	-	-	-	-	50,882,760	50,883	1,036,810	(101,036)	-	986,657
Net loss	-	-	-	-	-	-	-	-	(3,806,697)	(3,806,697)
Balance, March 31, 2017	-	-	1,000,000	1,000	665,556,526	665,555	22,379,274	571,467	(22,944,033)	673,263

Shares issued for services and supplies	-	-	-	-	28,819,117	28,819	1,115,280	24,910	-	1,169,009
Shares issued for deposit on mineral property	-	-	-	-	6,000,000	6,000	318,000	-	-	324,000
Shares issued for equipment	-	-	-	-	4,452,309	4,452	119,865	(9,000)	-	115,317
Shares issued for cash	-	-	-	-	44,475,713	44,475	888,809	55,776	-	989,060
Shares issued for accounts payable	-	-	-	-	4,708,333	4,708	259,792	-	-	264,500
Shares issued for note principal and interest	-	-	-	-	21,410,949	21,410	446,083	(6,588)	-	460,905
Shares issued for to settle stock payable	-	-	-	-	500,000	500	136,504	-	-	137,004
Beneficial conversion feature	-	-	-	-	-	-	80,000	-	-	80,000
Net loss	-	-	-	-	-	-	-	-	(3,909,961)	(3,909,961)
Balance, March 31, 2018	-	$ -	1,000,000	$ 1,000	775,922,947	$ 775,919	$ 25,743,607	$ 636,565	$ (26,853,994)	$ 303,097

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,909,961)	$(3,806,697)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	255,776	226,632
(Gain) loss on sale of equipment	-	(100,266)
Loss on settlement of debt and accounts payable	428,918	718,216
Stock-based compensation - services	1,306,013	1,848,481
Non cash Interest expense	477,923	170,035
Loss on change in fair value of derivative instrument	2,729	-
Impairment of equipment held for sale	-	12,308
Impairment of mineral property	75,000	-
Changes in operating assets and liabilities:
Decrease (Increase) of other assets	32,972	(34,442)
Accounts payable and accrued liabilities, including related parties	273,061	146,503
NET CASH USED IN OPERTATING ACTIVITIES	(1,057,569)	(819,230)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(105,196)	(41,502)
Purchase of equipment under construction	-	(516)
Proceeds from sale of equipment	-	163,970
Purchase of property	-	(75,000)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITES	(105,196)	46,952
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	135,000	58,404
Payment of notes payable	-	(126,208)
Proceeds from the issuance of convertible promissory notes	150,000	-
Advances from related party	16,000	-
Payment of advances from related party	(91,904)	-
Proceeds from issuance of common stock, net	989,060	900,172
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,198,156	832,368
INCREASE IN CASH	35,391	60,090
CASH, BEGINNING OF PERIOD	90,551	30,461
CASH, END OF PERIOD	$125,942	$90,551
Supplemental disclosure of cash flow information:
Interest paid	$-	$8,750
Taxes paid	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Discount for beneficial conversion feature recognized on issuance of notes payable	$80,000	$-
Shares issued for settlement of notes payable and interest	$399,418	$781,746
Shares issued to settle accounts payable	$264,500	$350,224
Shares issued for equipment	$115,317	$-
Shares issued for deposit on mineral property	$324,000	$-
Shares issued in conjunction with the issuance of notes payable and convertible promissory note	$61,487	$-
Initial value of embedded derivative liability	$66,205	$-
Sale of equipment for note receivable	$-	$(1,470)
Reclassification of equipment held for sale of property and equipment	$-	$220,732
Reclassification of property and equipment under construction	$-	$55,922

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

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

2.GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the year ended March 31, 2018, the Company incurred a net loss of $3,909,961 and used cash in operating activities of $1,507,569, and at March 31, 2018, had an accumulated deficit of $26,853,994. At March 31, 2018, the Company is in the exploration stage and has not earned revenue from planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. Certain 2017 financial statement amounts have been reclassified to conform to the financial statement presentation adopted in the current year.

These accounting policies conform to accounting principles generally accepted in the United States of America and are presented in U.S. dollars.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and controlled subsidiaries, Mexus Gold Mining, S.A. de C.V. (“Mexus Gold Mining), Mexus Enterprises S.A. de C.V. (“Mexus Gold Enterprises”) and Mexus Gold MX S.A. DE C.V. (“Mexus Gold MX”). Significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Management believes that the estimates used are reasonable. The more significant estimates and assumptions by management include, among others, the accrual of potential liabilities, the assumptions used in valuing share-based instruments issued for services, valuation of derivative liabilities and the valuation allowance for deferred tax assets.

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

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $73,456 and $73,456 as of March 31, 2018 and 2017, respectively.  Equipment under construction at March 31, 2018 comprises a Gold Recovery Cyanide Plant, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2018 and 2017, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2018 and 2017, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition and Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Accordingly, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

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

At March 31, 2018 and 2017, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	March 31, 2018	March 31, 2017
Common stock issuable upon conversion of convertible notes payable	13,675,741	3,709,091
Common stock issuable to satisfy stock payable obligations	48,641,961	26,024,576
Total	62,317,702	29,733,667

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09, as amended, is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017.   Under ASU 2014-09, revenue will be recognized when performance obligations under the terms of a contract are satisfied, which generally occurs upon shipment or delivery to customers based on written sales terms, which is also when control is transferred.  Revenue will be measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer.   The Company will adopt the guidance of ASU 2014-09 on April 1, 2018.  As the Company does not currently have revenue, the adoption of the new guidance is not expected to impact the Company’s consolidated financial statements.

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

4.DEPOSIT ON MINERAL PROPERTIES

On January 18, 2018, Mexus Gold MX, entered into three Letter of Intent (“LOI”) agreements (collective known as Project Mabel) to exploit and transfer mineral rights owed by Cesar Mauricio Lemas Contreras.

(i)Project “Mabel” – Declaration of Intent dated January 18, 2018 with participation of 90% Mexus Gold MX and 10% Pacific Comox S.A. de C.V. (“Pacific Comox”). The administrator of Pacific Comox is Cesar Maruicio Lemas Contreras. This LOI contemplates transfers of mining rights at concessions 216136, 216137, 218587, 218588, 190649, 172975, 2019102, 172960, 180700, 222782 and 222783, which together add up to 2,128.2003 hectares

(ii)Project “El Plomito” – Declaration of Intent dated January 23, 2018 with participation of 50% Mexus Gold MX and 50% Pacific Comox. This LOI contemplates transfers of mining rights at concessions 220563, 213711, 215941, 216544, 200395 and 222989, which together add up to 275.02 hectares.

(iii)Project “La Famosa” – Declaration of Intent dated January 21, 2018 with participation of 50% Mexus Gold MX and 50% Pacific Comox. This LOI contemplates transfers of mining rights at concessions 220394, 220395, 220840, 220841 and 199006, which together add up to 200.0568 hectares

The Company paid 6,000,000 shares of common stock valued at $324,000 ($0.0540 per share) to Cesar Maruicio Lemas Contreras as consideration to enter into these three LOI agreements. As of March 31, 2018, agreement related to these three properties were not finalized and the consideration is recorded as a deposit.

5.MINERAL PROPERTIES AND EXPLORATION COSTS

The following is a continuity of mineral property acquisition costs capitalized on the consolidated balance sheets during the years ended March 31, 2018 and 2017:

	Balance March 31, 2017	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2018
Ures Property (a)	$-	$-	$-	$-	$-
Santa Elena Mine (b)	505,947	-	-	-	505,947
San Felix Project (c)	75,000	-	-	(75,000)	-
	$580,947	$-	$-	$(75,000)	$505,947

	Balance March 31, 2016	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2017
Ures Property (a)	$-	$-	$-	$-	$-
Santa Elena Mine (b)	505,947	-	-	-	505,947
San Felix Project (c)	-	75,000	-	-	75,000
	$505,947	$75,000	$-	$-	$580,947

The following is a continuity of exploration costs expensed in the consolidated statements of operation:

	Balance March 31, 2017	Cash Payments	Share-based Payments	Balance March 31, 2018
Ures Property (a)	$1,929,984	$138,644	$20,910	$2,089,538
Santa Elena Mine (b)	3,940,761	483,149	244,500	4,668,410
	$5,870,745	$621,793	$265,410	$6,757,948

	Balance March 31, 2016	Cash Payments	Share-based Payments	Balance March 31, 2017
Ures Property (a)	$1,910,649	$19,335	$-	$1,929,984
Santa Elena Mine (b)	2,786,147	285,299	869,315	3,940,761
	$4,696,796	$304,634	$869,315	$5,870,745

(a)Ures Property

On May 25, 2010, the Company entered into a Mineral Exploration and Mining Lease with Option to Purchase mineral rights approximately 80 km NE of Hermosillo, Sonora, Mexico. The properties comprise approximately 10,000 acres over 9 concessions (including Ocho Hermanos, 370, San Ramon, Plat Osa, Edgar 1, Edgar 2, El Scorpio, Los Laureles and Mexus Gold). These property rights are owned by Mexus Gold S.A. de C.V. The Company is currently evaluating two properties, the El Scorpio and Ocho Hermanos. The evaluation involves trench testing and sampling.

(b)Santa Elena Mine

Santa Elena Mine (also known as Caborca or Julio) comprise seven concessions with a total of 898.028 hectares of exploration properties located 54km NW of Caborca, State of Sonora, Mexico. These property rights are owned by Mexus Gold Mining S.A. de C.V. At March 31, 2018, a total of $505,947 have been capitalized on the consolidated balance sheet for these property costs.

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

On April 16, 2018, the Company announced that it terminated its joint venture agreement with MarMar. The agreement outlined the contractual obligations at the Santa Elena project in Caborca, Sonora State, Mexico. The decision to terminate the agreement was made due to MarMar’s lack of funding for the project, non-compliance with various aspects of the agreement, and their inability to meet environmental standards at the site. The Company intends to move forward on the project with the proper equipment and personnel.

(c)San Felix Project

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

During the year ended March 31, 2018, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not paid in accordance with the purchase agreement.

6.PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	March 31, 2018 Net Book Value	March 31, 2017 Net Book Value
Mining tools and equipment	$1,553,931	$1,109,665	$444,266	$490,888
Vehicles	159,085	133,031	26,054	14,695
	$1,713,016	$1,242,696	$470,320	$505,583

During the year ended March 31, 2017, equipment held for sale with a carrying value of $133,216 was reclassified as mining tools and equipment with carrying value of $220,732 resulting in gain on sale of equipment of $99,824 and write down of equipment held for sale of $12,308.

During the year ended March 31, 2017 equipment of total cost net of accumulated depreciation of $12,942 and a gain of $442 and was recognized.

Depreciation expense for the years ended March 31, 2018 and 2017 was $255,776 and $226,632, respectively.

7.ACCOUNTS PAYABLE – RELATED PARTIES

During the years ended March 31, 2018 and 2017, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $45,600 and $45,600, respectively.  At March 31, 2018 and 2017, $97,023 and $65,203 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At March 31, 2018 and 2017, $277,646 and $195,657 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

8.NOTES PAYABLE – RELATED PARTIES

Notes due to Taurus Gold, Inc. are unsecured, non-interest bearing and due on demand.  These notes were accumulated through a series of cash advances to the Company. Taurus Gold, Inc. is controlled by Paul D. Thompson, the sole director and officer of the Company.  As of March 31, 2018 and 2017, notes payable due to Taurus Gold Inc. totaled $0 and $67,223, respectively.

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company which are unsecured, non-interest bearing and due on demand. North Pacific Gold is controlled by Paul Thompson, Jr., an immediate family member of Paul D. Thompson, the sole director and officer of the Company. As of March 31, 2018 and 2017, notes payable due to North Pacific Gold totaled $20,078 and $19,531, respectively.

9.NOTES PAYABLE

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. These advances are non-interest bearing, unsecured and have no specific terms of repayment. On August 19, 2014, the Company issued 1,750,020 shares of common stock valued at $70,000. The shares were issued in settlement of the convertible promissory note ($0.04 per share) to settle $87,501 in advances. As a result, the Company recorded a gain on settlement of debt of $17,501. On February 28, 2015, the Company issued 2,272,727 shares of common stock valued at $48,636 ($0.0214 per share) to settle $25,000 in advances. As a result, the Company recorded a loss on settlement of debt of $23,636. On August 24, 2015, $37,001 of these advances were settled on issuance of the convertible promissory note. At March 31, 2018 and 2017, the balance of these advances totaled $15,000 and $15,000, respectively.

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

During the year ended March 31, 2018 and 2017, the Company received various advances for notes payable totaling $135,000 from eight investors and received $0 in advances, respectively. These notes are unsecured, due in three to six months of issue and earn a finance fee of 15% to 20% of principal. The investors have the option for principal and the finance fee to be repaid when due by one of the following: (i) In cash or (ii) Converted into shares of common stock of the Company $0.02 to $0.10 per share. These notes were initially recorded net of a debt discount of $80,000 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $80,000. In conjunction with issuance of these notes payable 300,000 shares of common stock of the Company valued at $9,568 were issued to the note holders and recorded as debt discount. At March 31, 2018 and 2017, a debt discount of $0 and $0, respectively has been recorded on the consolidated balance sheet related to these notes.

During the year ended March 31, 2018 and 2017, note principal and interest of $95,000 and $132,000 was paid through the issuance of shares of common stock, respectively, and $0 and $26,500 in cash, respectively.

At March 31, 2018 and 2017, the balance of these advances totaled $83,600 and $43,600, respectively. At March 31, 2018, $53,300 of these notes were in default. There are no default provisions stated in the notes.  At March 31, 2018 and 2017 accrued interest of $6,236 and $6,236, respectively, is included in accounts payable and accrued liabilities.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At March 31, 2018 and 2017, the balance of this note was $74,297 and $74,297, respectively. At March 31, 2018, this note was in default. There are no default provisions stated in the Note. On May 25, 2018, the Company issued 7,429,654 shares of common stock valued at $133,734 ($0.0180 per share) to settle the Note resulting in a loss on settlement of $56,584. See Note 16 Subsequent Events.

Amortization of debt discount was $89,567 and $54,112 for the year ended March 31, 2018 and 2017, respectively.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at March 31, 2018 is $70,544.

10.PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At March 31, 2018 and 2017, outstanding Promissory Note were $65,000 and $65,000, respectively. As of March 31, 2018, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  At March 31, 2018 and 2017 accrued interest of $24,673 and $25,399, respectively, is included in accounts payable and accrued liabilities.

On August 24, 2015, the Company issued a convertible promissory note (“Note”) for a total amount of $343,973 due on February 24, 2017 to William H. Brinker (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the issuance date. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $458,402 prior to the issuance of the Note comprising unsecured promissory note dated January 8, 2013 of $140,000, promissory note of $100,000 dated April 18, 2013, various notes payable of $41,001, interest payable of $9,372 and share subscriptions payable of $168,029. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 8,732,880 shares of common stock with a fair value of $134,486 ($0.0154 per share) which was recorded as debt discount. The issuance of the Note resulted in gain on settlement of $114,429. On September 19, 2016, the Company issued 6,665,786 shares of common stock with a fair value $516,597 ($0.0775 per share) to fully settle the Note with principal of $343,973 and a note payable with principal of $30,000. At March 31, 2018 and 2017, the outstanding Note payable was $0.

On December 1, 2015, the Company issued a convertible promissory note (“Note”) dated August 24, 2015 for a total amount of $41,189 due on February 24, 2017 to David Long (“Holder”). The total amount of the Note is due in three equal payments plus any accrued interest at 180 days, 360 days and 540 days from the date of the Note. The Holder upon annual election may elect to be paid in cash or stock (but not both) as follows: (a) in cash, with interest at 4% per annum (b) in shares of common stock of the Company, with interest at 12% per annum (“Stock Payment”). For a Stock Payment, the number of shares is determined by multiplying the outstanding principal of the Note by 12% divided by 100% of the average of the closing price of the Stock for ten trading days immediately preceding the payment date. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. In consideration of the Company issuing the Note, the Holder agreed to cancel all other notes, contracts or other agreements with a carrying value totaling $60,000 prior to the issuance of the Note comprising a promissory note of $60,000 dated April 18, 2013. In conjunction with the Note, on September 2, 2015, the Company issued the Holder 686,475 shares of common stock with a fair value of $10,297 ($0.015 per share) which was recorded as debt discount. The issuance of the Note resulted in gain on settlement of $18,811. On September 19, 2016, the Company issued 800,000 shares of common stock with a fair value $62,000 ($0.0775 per share) to fully settle the promissory note with principal of $41,189. At March 31, 2018 and 2017, the outstanding Note payable was $0.

Amortization of debt discount was $0 and $88,480 for the years ended March 31, 2018 and 2017, respectively.

11.CONVERTIBLE PROMISSORY NOTE

On November 14, 2017, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), for a principal sum of $166,667 plus one-time 10% interest charge of $16,667 which matures on May 14, 2018 for $150,000 in cash. The Company may repay the Note and interest any time in cash before the maturity date without a prepayment penalty. If the Company defaults on repayment, this Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lesser of (a) $0.0375 or (b) 50% (40% if the conversion shares are not deliverable by DWAC) of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On issuance of the Note, an embedded derivative with a fair value of $66,205 was identified and recorded as debt discount (See Note 11). In conjunction with the Note, the Company issued 3,591,940 shares of common stock (“Origination Shares”) of the Company which was recorded as debt discount. The number of Origination Shares is subject to a reset on the six month anniversary of the Note equal to the $166,667 divided by the lowest daily price of shares of common stock (i) during the 10 days before the delivery of the Origination Shares (ii) during the ten days prior to the date of the Note or (iii) during the ten days prior to the date of the six month anniversary (“Top-off Liability”). The Origination Shares and the Note were valued at $51,920 and $31,875 upon issuance, respectively, using the relative fair value method. Additional interest expense is accreted on the Note between issuance and maturity dates with the expectation that principal and interest is likely to be settled in shares of common stock of the Company at a variable conversion price calculated at 40% of trade price of common stock of the Company. At March 31, 2018, the principal and interest outstanding of $391,482 is recorded net of unamortized debt discount of $36,818 and a Top-off Liability of $58,067 is included accounts payable and accrued liabilities. Interest and amortization of debt discount was $380,856 for the year ended March 31, 2018.

12.CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Convertible Promissory Notes with JMJ Financial with an issue date of November 14, 2017 was accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities has been measured at fair value at November 14, 2017 and March 31, 2018 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

	November 14, 2017	March 31, 2018
Closing share price	$0.038	$0.02467
Conversion price	$0.0348	$0.0200
Risk free rate	0.050%	0.050%
Expected volatility	109%	157%
Dividend yield	0%	0%
Expected life	0.5 years	0.13 years

The fair value of the conversion option derivative liability is $66,205 and $68,934 at November 14, 2017 and March 31, 2018, respectively. The increase in the fair value of the conversion option derivative liability of $2,729 is recorded as a loss in the consolidated statements of operations for the year ended March 31, 2018.

13.CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of March 31, 2018, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

14.STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2018 and 2017:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at March 31, 2018 and 2017.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at March 31, 2018 and 2017.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 2,000,000,000 shares authorized: 755,922,947 and 665,556,526 shares issued and outstanding at March 31, 2018 and 2017, respectively. Holders of Common Stock have one vote per share of Common Stock held.

(i)Year Ended March 31, 2018

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

On January 19, 2018, the Company issued 583,332 shares of common stock to satisfy obligations under share subscription agreements for $9,000 for settlement of cash receipts included in share subscriptions payable.

On January 29, 2018, the Company issued 3,187,000 shares of common stock to satisfy obligations under share subscription agreements for $8,448 for settlement of services and $36,600 in cash receipts included in share subscriptions payable.

On January 30, 2018, the Company issued 527,779 shares of common stock to satisfy obligations under share subscription agreements for $13,895 for settlement of services and $3,556 in cash receipts included in share subscriptions payable.

On February 21, 2018, the Company issued 11,324,223 shares of common stock to satisfy obligations under share subscription agreements for $371,600 for settlement of services, $15,000 for settlement of notes payable and $31,000 in cash receipts included in share subscriptions payable.

On March 21, 2018, the Company issued 12,090,158 shares of common stock to satisfy obligations under share subscription agreements for $66,250 for settlement of services, $71,918 for settlement of notes payable, $35,317 for equipment and $28,500 in cash receipts included in share subscriptions payable.

(ii)Year Ended March 31, 2017

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

Common Stock Payable

(iii)Year Ended March 31, 2018

On June 26, 2017, the Company issued subscriptions payable for 500,000 shares in common stock valued at $32,485 ($0.06497 per share) to fully settle subscription payable and other liabilities totaling $137,004. The settlement resulted in an increase of additional paid-in capital of $104,519.

As at March 31, 2018, the Company had total subscriptions payable for 48,641,961 shares of common stock for $316,063 in cash, shares of common stock for equipment valued at $1,500, shares of common stock for interest valued at $7,412 and shares of common stock for services valued at $311,590.

(iv)Year Ended March 31, 2017

As at March 31, 2017, the Company had total subscriptions payable for 26,024,576 shares of common stock for $260,287 in cash, shares of common stock for equipment valued at $10,500, shares of common stock for interest valued at $5,000, shares of common stock for services valued at $286,680 and common stock for settlement of notes payable valued at $9,000.

15.RELATED PARTY TRANSACTIONS

During the years ended March 31, 2018 and 2017, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 7

Notes payable – related parties – Note 8

16.INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing. But is reviewing the TCJA’s potential ramifications.

The Company had no income tax expense due to operating loss incurred for the years ended March 31, 2018 and 2017.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at March 31, 2018 and 2017 are comprised of the following:

	Year Ended	Year Ended
	March 31, 2018	March 31, 2017
Deferred tax assets:
Net-operating loss carryforward	$3,619,659	$5,465,982
Total deferred tax assets	3,619,659	5,465,982
Valuation allowance	(3,619,659)	(5,465,982)
Deferred tax assets, net of allowance	$-	$-

	Year Ended	Year Ended
	March 31, 2018	March 31, 2017
Federal
Current	$-	$-
Deferred	3,619,659	5 ,465,982
State
Current	-	-
Deferred	-	-
Change in valuation allowance	(3,619,659)	(5,465,982)
Income tax provision	$-	$-

During the ended March 31, 2018, the deferred tax asset was decreased by $2,186,393 for the reduction in the enacted U.S Federal corporate tax rate to 21% in 2018.

At March 31, 2018, the Company had net operating loss carry forwards for federal tax purposes of approximately $17.2 million which expires in years 2030 through 2038. It appears that the Company had generated net operating losses, since 2010, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. The Company has not completed its IRC Section 382 Valuation, as required and the NOL’s because of potential Change of Ownerships might be completely worthless. Therefore, Management of the Company has recorded a full valuation reserve; since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at March 31, 2018. The valuation allowance increased by approximately $0.3 million as of March 31, 2018.

Corporations resident in Mexico are taxable on their worldwide income from all sources, including profits from business and property. The Company is subject to Mexico tax at a rate of 30% on taxable income, if any, from Mexico operations.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	Year Ended	Year Ended
	March 31, 2018	March 31, 2017
Statutory Federal Income Tax Rate	21%	35%
Change in valuation allowance	-21%	-35%
Income tax provision	$-	$-

The Company has not identified any uncertain tax positions requiring a reserve as of March 31, 2018

17.SUBSEQUENT EVENTS

Increase in the Number of Authorized Shares

On June 4, 2018, the Company’s board of directors and the majority shareholder approved an increase in the number of authorized shares of common stock of the Company from eight hundred fifty million (850,000,000) shares of common stock, par value $0.001 per share, to two billion (2,000,000,000) shares of common stock, par value $0.001 per share. Information in these consolidated financial statements have been restated to retroactively reflect this increase.

Common Stock Issued

On April 2, 2018, the Company issued 5,300,000 shares of common stock to satisfy obligations under share subscription agreements of $22,610 for settlement of services and $25,000 for cash receipts included in share subscriptions payable.

On April 16, 2018, the Company issued 18,600,000 shares of common stock to satisfy obligations under share subscription agreements of $186,000 for cash receipts included in share subscriptions payable.

On May 2, 2018, the Company issued 2,800,000 shares of common stock to satisfy obligations under share subscription agreements of $32,400 for settlement of accounts payable and $10,000 for cash receipts included in share subscriptions payable.

On May 24, 2018, the Company issued 5,945,410 shares of common stock to satisfy obligations under share subscription agreements of $70,050 for settlement of services and $25,280 for cash receipts included in share subscriptions payable.

On May 30, 2018, the Company issued 4,269,663 shares of common stock to satisfy obligations under share subscription agreements of $67,888 for settlement of the Top-off Liability included in accounts payable and accrued liabilities (see Note 10) included in share subscriptions payable.

On June 12, 2018, the Company issued 350,000 shares of common stock to satisfy obligations under share subscription agreements of $5,425 for services included in share subscriptions payable.

Common Stock Payable

For the period of April 1, 2018 to July 2, 2018, the Company issued subscriptions payable for 33,150,000 shares of common stock ($0.0051 per share) for $170,000 in cash.

For the period of April 1, 2018 to July 2, 2018, the Company issued subscriptions payable for 4,750,000 shares of common stock ($0.0146 per share) for $69,425 in services.

For the period of April 1, 2018 to July 2, 2018, the Company issued subscriptions payable for 6,069,663 shares of common stock ($0.0165 per share) for $100,288 in settlement of accounts payables and accrued liabilities.

For the period of April 1, 2018 to July 2, 2018, the Company issued subscriptions payable for 7,429,654 shares of common stock ($0.0180 per share) for $133,734 for the settlement of a Promissory Note on May 25, 2018 (see Promissory Note settled for shares of common stock on May 25, 2018 below).

For the period of April 1, 2018 to July 2, 2018, the Company issued subscriptions payable for 1,752,000 shares of common stock ($0.0162 per share) for $28,345 in conjunction with Promissory Notes issued from May 9, 2018, to May 15, 2018 (see Promissory Notes issued from May 9, 2018 to May 15, 2018 below).

Promissory Notes

From May 9, 2018 to May 15, 2018, the Company issued various Promissory Notes (“Notes”) for $109,500 in cash. The Notes are unsecured, mature six months after the issue date and earn interest at 12% per annum. In addition, in conjunction with the issuance of the Notes the Company issued 16 shares of common stock of the Company for each $1 of Notes purchased for a total of 1,752,000 shares valued at $28,345. If the Notes and interest are not paid in cash on the maturity date, the Company will pay the Holders the numbers of shares of common stock of the Company calculated as the total outstanding principal and interest divided by 50% of the 30 average closing share price immediately before the maturity date.

On May 25, 2018, the Company issued 7,429,654 shares of common stock valued at $133,734 ($0.0180 per share) to settle a Promissory Note issued on January 19, 2016 with a carrying value for outstanding principal and interest of $77,150 resulting in a loss on settlement of $56,584 (See Note 8).

JMJ Financial

On May 16, 2018, the Company paid JMJ Financial $183,333 in cash to fully settle the Convertible Promissory Note issued on November 14, 2017 (see Note 10).