Form 10-K/A
period 2018-03-31
Mexus Gold US
filed 2018-07-17
CIK 1355677

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

EXPLANATORY NOTE

The sole purpose of this Amendment # 1 to Annual Report on Form 10-K ("Form 10-K") for the year ended March 31, 2018, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment #1 to the Form 10-K speaks as of the original filing date of the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Consolidated Balance Sheets at March 31, 2018 and 2017

Consolidated Statements of Operations for the years ended March 31, 2018 and 2017

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Articles of Incorporation filed with the Secretary of State of Nevada on October 1, 2009	3.4	10-K	7/27/2016

Certificate of Amendment filed with the Secretary of State of Nevada on March 9, 2016	3.5	10-K	7/27/2016

Certificate of Amendment filed with the Secretary of State of Nevada on July 6, 2018	3.6	10-K	7/16/2018

Certificate of Designation filed with the Secretary of State of Nevada on August 8, 2011	3.7	10-K	7/27/2016

Amended and Restated Bylaws dated December 30, 2005	3.8	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1			X

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Caborca Preliminary Report and First Stage Mapping	99.1	10-K	7/16/2018

“Mabel Project” Contract dated May 1, 2018	99.2	10-K	7/16/2018

“El Plamito Project” Contract dated May 1 2018	99.3	10-K	7/16/2018

“La Famosa Project” Contract dated May 1, 2018	99.4	10-K	7/16/2018

XBRL Instance Document	101.INS			X
XBRL Taxonomy Extension Schema Document	101.SCH			X
XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X
XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X
XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X
XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

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

Signatures	Title	Date

/s/ Paul D. Thompson Sr. Paul D. Thompson Sr.	Chief Executive Officer Chief Financial Officer Principal Executive Officer Principal Financial Officer President Secretary Director	July 16, 2018