Form 10-Q
period 2018-06-30
Mexus Gold US
filed 2018-08-14
CIK 1355677

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2018 there were 813,188,020 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$9,872	$125,942
TOTAL CURRENT ASSETS	9,872	125,942

FIXED ASSETS
Property and equipment, net of accumulated depreciation	459,370	470,320
TOTAL FIXED ASSETS	459,370	470,320

OTHER ASSETS
Equipment under construction	17,018	73,456
Deposit on mineral property	-	324,000
Property costs	829,947	505,947
TOTAL OTHER ASSETS	846,965	903,403

TOTAL ASSETS	$1,316,207	$1,499,665

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$93,492	$149,553
Accounts payable - related party	404,177	374,669
Notes payable (net unamortized debt discount of $130,847 and $0, respectively)	271,925	172,897
Note payable - related party	10,017	10,851
Promissory notes	65,000	65,000
Convertible promissory note (net of debt discount of $0 and $36,818, respectively)	-	354,664
Convertible promissory note derivative liability	-	68,934
TOTAL CURRENT LIABILITIES	844,611	1,196,568

TOTAL LIABILITIES	844,611	1,196,568

CONTINGENT LIABILITIES (Note 13)

STOCKHOLDERS' EQUITY
Capital stock
Authorized 9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding
	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
2,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2018)	1,000	1,000
813,188,020 shares of Common Stock (775,922,947 - March 31, 2018)	813,184	775,919
Additional paid-in capital	26,166,323	25,743,607
Share subscription payable	729,960	636,565
Accumulated deficit	(27,238,871)	(26,853,994)
TOTAL STOCKHOLDERS' EQUITY	471,596	303,097

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,316,207	$1,499,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2018	2017
REVENUES
Revenues	$-	$-
Total revenues	-	-

Expenses
Exploration	222,286	82,357
General and administrative	192,726	174,089
Stock-based expense - consulting services	69,425	504,960
Loss on settlement of accounts payable	23,400	-
Total operating expenses	507,837	761,406

OTHER INCOME (EXPENSE)
Foreign exchange	5,146	(2,027)
Interest	(166,683)	-
Gain on settlement of debt	215,563	-
Gain on convertible promissory note derivative liability	68,934	-
	122,960	(2,027)

NET LOSS BEFORE PROVISION FOR TAX	(384,877)	(763,433)

Income tax	-	-

NET LOSS	$(384,877)	$(763,433)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	798,515,804	668,495,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(384,877)	$(763,433)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	67,388	59,006
Gain on settlement of debt and accounts payable	(192,163)	-
Stock-based compensation - services	69,425	504,960
Non cash Interest expense	162,744	-
Gain on change in fair value of derivative instrument	(68,934)	-
Changes in operating assets and liabilities:
Decrease (Increase) of other assets	-	(1,179)
Accounts payable and accrued liabilities, including related parties	40,514	20,864
NET CASH USED IN OPERATING ACTIVITIES	(305,903)	(179,782)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(53,056)
NET CASH USED IN INVESTING ACTIVITIES	-	(53,056)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	186,500	-
Payment of notes payable	(6,500)	-
Repayment of convertible promissory note	(183,333)	-
Advances from related party	3,000	-
Payment of advances from related party	(3,834)	(1,532)
Proceeds from issuance of common stock, net	194,000	186,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	189,833	184,468

DECREASE IN CASH	(116,070)	(48,370)

CASH, BEGINNING OF PERIOD	125,942	90,551

CASH, END OF PERIOD	$9,872	$42,181

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable and interest	$133,734	$-
Shares issued to settle accounts payable	$100,288	$-
Sale of equipment for note receivable	$-	$-
Reclassification of equipment held for sale to property and equipment	$-	$-
Reclassification of property and equipment under construction	$56,438	$-
Shares issued in conjunction with notes payable	$40,601	$-
Beneficial conversion features	$15,328	$-
Reclassification of deposit on mineral property to property costs	$324,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

2.BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the unaudited condensed consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at March 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

June 30, 2018

(Unaudited)

2.BASIS OF PREPARATION (CONTINUED)

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight-line basis over their expected useful lives as follows (see Note 5):

Mining tools and equipment	7 years
Watercrafts	7 years
Vehicles	3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $17,018 and $73,456 as of June 30, 2018 and March 31, 2018, respectively. Equipment under construction at June 30, 2018 comprises a Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

June 30, 2018

(Unaudited)

2.BASIS OF PREPARATION (CONTINUED)

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2018 and 2017, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

2.BASIS OF PREPARATION (CONTINUED)

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of June 30, 2018 and March 31, 2018, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

2.BASIS OF PREPARATION (CONTINUED)

At June 30, 2018 and March 31, 2018, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	June 30, 2018	March 31, 2018
Common stock issuable upon conversion of convertible notes payable	8,009,091	13,675,741
Common stock issuable to satisfy stock payable obligations	76,748,205	48,641,961
Total	84,757,296	62,317,702

3.GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2018, the Company incurred a net loss of $384,877 and used cash in operating activities of $305,903, and at June 30, 2018, had an accumulated deficit of $27,238,871. At June 30, 2018, the Company is in the exploration stage and has not earned revenue from planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

4.RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Under ASU 2014-09, revenue will be recognized when performance obligations under the terms of a contract are satisfied, which generally occurs upon shipment or delivery to customers based on written sales terms, which is also when control is transferred. Revenue will be measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. The Company will adopted the guidance of ASU 2014-09 on April 1, 2018. As the Company does not currently have revenue, the adoption of the new guidance did not have an impact the Company’s consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

4.RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (CONTINUED)

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

5.MINERAL PROPERTIES AND EXPLORATION COSTS

Project Mabel

On May 1, 2018, Mexus Gold MX, entered into three agreements (collectively known as Project Mabel) to exploit and transfer mineral rights owed by Cesar Mauricio Lemas Contreras.

(i)Project “Mabel” –Participation of 90% Mexus Gold MX and 10% Pacific Comox S.A. de C.V. (“Pacific Comox”). The administrator of Pacific Comox is Cesar Maruicio Lemas Contreras. The agreement transfers mining rights at concessions 216136, 216137, 218587, 218588, 190649, 172975, 2019102, 172960, 180700, 222782 and 222783, which together add up to 2,128.2003 hectares.

(ii)Project “El Plomito” –Participation of 50% Mexus Gold MX and 50% Pacific Comox. The agreement transfers mining rights at concessions 220563, 213711, 215941, 216544, 200395 and 222989, which together add up to 275.02 hectares.

(iii)Project “La Famosa” – Participation of 50% Mexus Gold MX and 50% Pacific Comox. The agreement transfers mining rights at concessions 220394, 220395, 220840, 220841 and 199006, which together add up to 200.0568 hectares.

On January 23, 2018, the Company paid 6,000,000 shares of common stock valued at $324,000 ($0.0540 per share) to Cesar Maruicio Lemas Contreras as consideration to enter into three Letter of Intent agreements. At March 31, 2018, the payment was recorded as a deposit on mineral property in the condensed consolidated balance sheet. On May 1, 2018, the $324,000 deposit on mineral properties was transferred to property costs on the condensed consolidated balance sheet.

6.EQUIPMENT

	Cost	Accumulated Depreciation	June 30, 2018 Net Book Value	March 31, 2018 Net Book Value
Mining tools and equipment	$1,610,370	$1,173,504	$436,866	$444,266
Vehicles	159,084	136,580	22,504	26,054
	$1,769,454	$1,310,084	$459,370	$470,320

Depreciation expense for the three months ended June 30, 2018 and 2017 was $67,388 and $59,006, respectively.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

7.ACCOUNTS PAYABLE – RELATED PARTY

During the three months ended June 30, 2018 and 2017, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $11,400, respectively. At June 30, 2018 and March 31, 2018, $108,423 and $97,023 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At June 30, 2018 and March 31, 2018, $295,754 and $277,646 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

8.NOTES PAYABLE – RELATED PARTIES

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company which are unsecured, non-interest bearing and due on demand. North Pacific Gold is controlled by Paul Thompson, Jr., an immediate family member of Paul D. Thompson Sr., the sole director and officer of the Company. As of June 30, 2018 and March 31, 2018, notes payable due to North Pacific Gold totaled $10,017 and $10,851, respectively.

9.NOTES PAYABLE

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. At June 30, 2018 and March 31, 2018, the balance of these advances outstanding totaled $15,000 and $15,000, respectively.

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

During the years ended March 31, 2018 and 2017, the Company received various advances for notes payable totaling $135,000 from eight investors and received $0 in advances, respectively. These notes are unsecured, due in three to six months of issue and earn a finance fee of 15% to 20% of principal. The investors have the option for principal and the finance fee to be repaid when due by one of the following: (i) In cash or (ii) Converted into shares of common stock of the Company $0.02 to $0.10 per share. These notes were initially recorded net of a debt discount of $80,000 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $80,000. In conjunction with issuance of these notes payable 300,000 shares of common stock of the Company valued at $9,568 were issued to the note holders and recorded as debt discount. At March 31, 2018 and 2017, a debt discount of $0 and $0, respectively has been recorded on the consolidated balance sheet related to these notes.

During the year ended March 31, 2018 and 2017, note principal and interest of $95,000 and $132,000 was paid through the issuance of shares of common stock, respectively, and $0 and $26,500 in cash, respectively.

During the three months ended June 30, 2018, the Company received various advances for notes payable totaling $186,500 from ten investors. These notes are unsecured and are due in three to six months from the date issue.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

9.NOTES PAYABLE (CONTINUED)

i)Note holders with $139,500 principal earn interest at 12% per annum and received 1,992,000 shares of common stock of the Company value at $32,530 as an incentive to purchase Notes. If the Company defaults on repayment, these Notes together with any unpaid accrued interest is secured by shares of common stock valued at 50% of market value calculated using the average of the last 30 day closing price. These Notes has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

ii)Notes holders with $30,000 of principal earn interest at 0% to 20% per annum and are convertible into shares of common stock of the Company at $0.005 to $0.010 per share. This notes were initially recorded net of a debt discount of $15,328 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $15,328.

iii)Note holders with $17,000 of principal are interest bearing.

During the three months ended June 30, 2018, note principal and interest of $0 was paid through the issuance of shares of common stock and $6,500 in cash.

At June 30, 2018 and March 31, 2018, the carrying value of the advances received from April 1, 2013 to June 30, 2018 totaled $256,925 (net of unamortized debt discount of $130,847) and $83,600, respectively. At June 30, 2018, $98,600 of these notes were in default. There are no default provisions stated in these notes. At June 30, 2018 and March 31, 2018, accrued interest of $8,609 and $6,236, respectively, is included in accounts payable and accrued liabilities.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At June 30, 2018 and March 31, 2018 and 2017, the balance of this note was $0 and $74,297, respectively. On May 25, 2018, the Company issued 7,429,654 shares of common stock valued at $133,734 ($0.0180 per share) to settle the Note resulting in a loss on settlement of $56,584.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at June 30, 2018 is $7,444.

10.PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At June 30, 2018 and March 31, 2018, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of June 30, 2018, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At June 30, 2018 and March 31, 2018 accrued interest of $26,238 and $24,673, respectively, is included in accounts payable and accrued liabilities.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

11.CONVERTIBLE PROMISSORY NOTE

On November 14, 2017, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), for a principal sum of $166,667 plus one-time 10% interest charge of $16,667 which matures on May 14, 2018 for $150,000 in cash. The Company may repay the Note and interest any time in cash before the maturity date without a prepayment penalty. If the Company defaults on repayment, this Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lesser of (a) $0.0375 or (b) 50% (40% if the conversion shares are not deliverable by DWAC) of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On issuance of the Note, an embedded derivative with a fair value of $66,205 was identified and recorded as debt discount (See Note 12). In conjunction with the Note, the Company issued 3,591,940 shares of common stock (“Origination Shares”) of the Company which was recorded as debt discount. The Origination Shares and the Note were valued at $51,920 and $31,875 upon issuance, respectively, using the relative fair value method. Additional interest expense is accreted on the Note between issuance and maturity dates with the expectation that principal and interest is likely to be settled in shares of common stock of the Company at a variable conversion price calculated at 40% of trade price of common stock of the Company. On May 16, 2018, the Company paid JMJ Financial $183,333 in cash to fully settle the Convertible Promissory Note issued on November 14, 2017 resulting in a gain on settlement of $275,000. At June 30, 2018 and March 31, 2018, the principal and interest outstanding of $0 and $391,482, respectively, is recorded net of unamortized debt discount of $0 and $36,818, respectively. Interest and amortization of debt discount was $103,669 and $0 for the three months ended June 30, 2018 and 2017.

12.CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Convertible Promissory Note (“Note”) with JMJ Financial with an issue date of November 14, 2017 was accounted for under ASC 815. The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities has been measured at fair value at November 14, 2017 and March 31, 2018 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

	November 14, 2017	March 31, 2018
Closing share price	$0.038	$0.02467
Conversion price	$0.0348	$0.0200
Risk free rate	0.050%	0.050%
Expected volatility	109%	157%
Dividend yield	0%	0%
Expected life	0.5 years	0.13 years

At May 16, 2018, the Notes was settled in full for $183,333 in cash. The fair value of the conversion option derivative liability is $0 and $68,934 at June 30, 2018 and March 31, 2018, respectively. The decrease in the fair value of the conversion option derivative liability of $68,934 is recorded as a gain in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2018.

13.CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of June 30, 2018, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

14.STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2018 and March 31, 2018:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at June 30, 2018 and March 31, 2018.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at June 30, 2018 and March 31, 2018.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 2,000,000,000 shares authorized: 813,188,020 and 755,922,947 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively. Holders of Common Stock have one vote per share of Common Stock held.

Increase in the Number of Authorized Shares

On June 4, 2018, the Company’s board of directors and the majority shareholder approved an increase in the number of authorized shares of common stock of the Company from eight hundred fifty million (850,000,000) shares of common stock, par value $0.001 per share, to two billion (2,000,000,000) shares of common stock, par value $0.001 per share. A Certificate of Amendment for the increase in authorized shares was filed with the State of Nevada on July 6, 2018.

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

On May 30, 2018, the Company issued 4,269,663 shares of common stock to satisfy obligations under share subscription agreements of $67,888 for settlement of the Top-off Liability included in accounts payable and accrued liabilities (see Note 11) included in share subscriptions payable.

On June 12, 2018, the Company issued 350,000 shares of common stock to satisfy obligations under share subscription agreements of $5,425 for services included in share subscriptions payable.

Common Stock Payable

As at June 30, 2018, the Company had total subscriptions payable for 76,748,205 shares of common stock for $263,782 in cash, shares of common stock for equipment valued at $1,500, shares of common stock for interest valued at $48,014, shares of common stock for services valued at $282,930 and common stock for settlement of notes payable valued at $133,734.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

15.SUBSEQUENT EVENTS

Common Stock Payable

For the period of July 1, 2018 to August 8, 2018, the Company issued subscriptions payable for 12,000,000 shares of common stock ($0.001 per share) for $12,000 in cash.

For the period of July 1, 2018 to August 8, 2018, the Company issued subscriptions payable for 2,600,000 shares of common stock ($0.0136 per share) for $35,300 in services.

For the period of July 1, 2018 to August 8, 2018, the Company issued subscriptions payable for 3,200,000 shares of common stock ($0.0137 per share) for $43,840 in settlement of note payable.

Promissory Notes

On July 12, 2018, the Company issued a Promissory Note (“Note”) for cash with an issue price of $22,500. The Note is unsecured, matures 90 days after the issue date and has a face value of $25,000. The Company has agreed to sell certain equipment and apply the proceeds against the face value of the note. If the face value of the Note is not paid in cash on the maturity date, the Company will pay the holder the numbers of shares of common stock of the Company calculated as the unpaid total face value divided by 50% of the closing share price immediately before the maturity date.

On July 20, 2018, the Company issued a Promissory Note (“Note”) for $5,000 in cash. The Note are unsecured, matures in six months after the issue date and earns interest at 12% per annum. The Note and interest is convertible, at the option of the holder, into shares of common stock of the Company at a price of $0.003 per share.

On August 8, 2018, the Company issued a Promissory Note (“Note”) to Paul Thompson Sr., the Chief Executive Officer and the sole director of the Company, for $21,110 in cash. The Note is unsecured, matures in six months after the issue date and earns interest at 12% per annum. The Note and interest are convertible, at the option of the holder, into shares of common stock of the Company at a price of $0.00455 per share.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In June 2018, Mexus completed its first test of the VAT leaching system and the Merrill Crowe gold recovery plant at the 8 brothers/370 mine project. The successful test produced 70 pounds of precipitate which is currently being dried and prepared for smelting. Results of this first run will be released soon.  The material initially mined took longer to leach than expected. Mexus geologist, Cesar Mauricio Lemas Contreras has identified new material which has been column tested showing a 48 to 72 hour leach time. The company will mine and use this material going forward to accelerate recovery times.

Project Mabel Project

On May 1, 2018, Mexus Gold MX, entered into three agreements (collectively known as Project Mabel) to exploit and transfer mineral rights owed by Cesar Mauricio Lemas Contreras.

(i)Project “Mabel” –Participation of 90% Mexus Gold MX and 10% Pacific Comox S.A. de C.V. (“Pacific Comox”). The administrator of Pacific Comox is Cesar Maruicio Lemas Contreras. The agreement transfers mining rights at concessions 216136, 216137, 218587, 218588, 190649, 172975, 2019102, 172960, 180700, 222782 and 222783, which together add up to 2,128.2003 hectares

(ii)Project “El Plomito” –Participation of 50% Mexus Gold MX and 50% Pacific Comox. The agreement transfers mining rights at concessions 220563, 213711, 215941, 216544, 200395 and 222989, which together add up to 275.02 hectares.

(iii)Project “La Famosa” – Participation of 50% Mexus Gold MX and 50% Pacific Comox. The agreement transfers mining rights at concessions 220394, 220395, 220840, 220841 and 199006, which together add up to 200.0568 hectares.

On January 23, 2018, the Company paid 6,000,000 shares of common stock valued at $324,000 ($0.0540 per share) to Cesar Maruicio Lemas Contreras as consideration to enter into three Letter of Intent agreements. At March 31, 2018, the payment was recorded as a deposit on mineral property in the condensed consolidated balance sheet. On May 1, 2018, the $324,000 deposit on mineral properties was transferred to mineral properties on the condensed consolidated balance sheet.

Non-Material Minting Properties

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

There are multiple exploration targets on the Santa Elena Prospect. The two most important are the quartz stockwork zone and the Julio vein system. The first target will be the quartz stockwork zone area. A limited drilling program has been conducted and completed. Production testing has been completed resulting in the construction of the surface production and recovery facilities.

Access to the Santa Elena prospect is via dirt road approximately two miles west of paved highway Mexico 1 and approximately 34 miles northwest of the town of Caborca, Sonora, Mexico.

New Mexico
Arizona
White Sands Desert
Texas
S GOLD PROJECT
Big Bend Desert
Chihuahuan Desert
Sierra Madre Oriental Mountains
Gulf of California
Sierra Madre Occidental Mountains
MAP
ENA - JULIO PROJECT
© 2015 Google
Image Landsat
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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three months ended June 30, 2018 and 2017. All amounts herein are in U.S. dollars.

Three months ended June 30, 2018 Compared with the Three months ended June 30, 2017

We had a net loss during the three months ended June 30, 2018 of $384,877 compared to a net loss of $763,433 during the same period in 2017. The decrease in net loss is primarily attributable to (i) a decrease in stock-based expense – consulting services of $435,535 (ii) an increase in gain on settlement of debt of $215,563 and (iii) an increase in gain of derivative liability of $68,934. The decrease in the net loss is partially offset by (i) an increase in exploration expense of $139,929 and (ii) an increase in interest expense of $166,683.

Revenue

For the three months ended June 30, 2018, we had revenues of $0 compared to $0 for the three months ended June 30, 2017.

Operating Expenses

Total operating expenses decreased to $507,837 during three months ended June 30, 2018, compared to $761,406 for the three months ended June 30, 2017. The decrease in operating expenses was primarily due to decrease in stock-based expense – consulting services.

Other Income (Expense)

We reported $122,960 of other income during the three months ended June 30, 2018 compared to $2,027 of other expense during the same period in 2017.

Changes in other income (expense) is mainly attributable to the gain on settlement of debt and gain on derivative liability.

Liquidity and Capital Resources

At June 30, 2018, we had cash of $9,872 compared to cash of $125,942 at March 31, 2018.

Our property and equipment decreased to $459,370 at June 30, 2018, compared to $470,320 at March 31, 2018. The decrease in equipment is largely due to depreciation expense of $67,388 during the three months ended June 30, 2018 which was partially offset by transfer of equipment under construction to property and equipment of $56,438.

Equipment under construction decreased to $17,018 at June 30, 2018, compared to $73,456 at March 31, 2018.

Total assets decreased to $1,316,207 at June 30, 2018, compared to $1,499,665 at March 31, 2018. The majority of the decrease in assets relates to depreciation on property and equipment and reduction of cash.

Our total liabilities decreased to $844,611 at June 30, 2018, compared to $1,196,568 as of March 31, 2018. The decrease in our total liabilities can be primarily attributed to the settlement of a convertible promissory note with JMJ Financial and the derecognition of the related bifurcated embedded derivative.

Our working capital deficit at June 30, 2018 and March 31, 2018 is $834,739 and $1,070,626, respectively.

Our net cash used in operating activities for the three months ended June 30, 2018 and 2017 is $305,903 and $179,782, respectively. Our net loss for the three months ended June 30, 2018 of $384,877 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $67,388, stock-based compensation – services of $69,425 and non-cash interest expense of $162,744.

Our net cash used in investing activities for the three months ended June 30, 2018 and 2017 is $0 and $53,056, respectively, due to the purchase of equipment.

Our net cash provided by financing activities for the three months ended June 30, 2018 and 2017 is $189,833 and $184,468, respectively, mainly due to issuance of common stock, notes payable and convertible promissory notes.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4(T).CONTROLS AND PROCEDURES

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

ITEM 5.OTHER INFORMATION

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2018, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the nine month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2018, the Company issued 4,269,663 shares of common stock to satisfy obligations under share subscription agreements of $67,888 for settlement of the Top-off Liability included in accounts payable and accrued liabilities (see Note 11) included in share subscriptions payable.

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

ITEM 3.DEFAULT UPON SENIOR SECURITIES

At June 30, 2018 and March 31, 2018, the carrying value of the advances received from April 1, 2013 to June 30, 2018 totaled $256,925 (net of unamortized debt discount of $130,847) and $83,600, respectively. At June 30, 2018, $98,600 of these notes were in default. There are no default provisions stated in these notes. At June 30, 2018 and March 31, 2018, accrued interest of $8,609 and $6,236, respectively, is included in accounts payable and accrued liabilities.

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At June 30, 2018 and March 31, 2018, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of June 30, 2018, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At June 30, 2018 and March 31, 2018 accrued interest of $26,238 and $24,673, respectively, is included in accounts payable and accrued liabilities.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at June 30, 2018 (unaudited) and March 31, 2018

Condensed Consolidated Statements of Operations for the three ended June 30, 2018 and 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017 (unaudited)

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

August 14, 2018

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director