Form 10-Q/A
period 2018-06-30
Mexus Gold US
filed 2018-08-17
CIK 1355677

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 14, 2018 there were 813,188,020 shares of our common stock were issued and outstanding.

_____________________________________________________________________________________________

EXPLANATORY NOTE

The sole purpose of this Amendment # 1 to the Quarterly Report on Form 10-Q ("Form 10-Q") for the period ended June 30, 2018, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment #1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

_____________________________________________________________________________________________

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at June 30, 2018 (unaudited) and March 31, 2018

Condensed Consolidated Statements of Operations for the three ended June 30, 2018 and 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Articles of Incorporation filed with the Secretary of State of Nevada on October 1, 2009	3.4	10-K	7/27/2016

Certificate of Amendment filed with the Secretary of State of Nevada on March 9, 2016	3.5	10-K	7/27/2016

Certificate of Designation filed with the Secretary of State of Nevada on August 8, 2011	3.6	10-K	7/27/2016

Amended and Restated Bylaws dated December 30, 2005	3.7	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Caborca Preliminary Report and First Stage Mapping	99.1	10-Q	8/14/2018

XBRL Instance Document	101.INS			X
XBRL Taxonomy Extension Schema Document	101.SCH			X
XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X
XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X
XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X
XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2018

/s/ Paul D. Thompson

Paul D. Thompson

Chief Executive Officer

Chief Financial Officer

Principal Accounting Officer

Director