Form 10-Q
period 2018-09-30
Mexus Gold US
filed 2018-11-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2018 there were 891,350,648 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,103	$125,942
TOTAL CURRENT ASSETS	1,103	125,942
FIXED ASSETS
Property and equipment, net of accumulated depreciation	402,662	470,320
TOTAL FIXED ASSETS	402,662	470,320
OTHER ASSETS
Equipment under construction	17,018	73,456
Deposit on mineral property	-	324,000
Property costs	829,947	505,947
TOTAL OTHER ASSETS	846,965	903,403
TOTAL ASSETS	$1,250,730	$1,499,665

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$129,483	$149,553
Accounts payable - related party	371,233	374,669
Notes payable - related party	10,386	10,851
Notes payable (net unamortized debt discount of $42,283 and $0, respectively)	367,316	172,897
Note payable - related party (net unamortized debt discount of $15,029 and $0, respectively)	6,081	-
Promissory notes	65,000	65,000
Convertible promissory note (net of debt discount of $66,507 and $36,818, respectively)	18,480	354,664
Convertible promissory note derivative liability	45,563	68,934
TOTAL CURRENT LIABILITIES	1,013,542	1,196,568
TOTAL LIABILITIES	1,013,542	1,196,568

CONTINGENT LIABILITIES (Note 13)

STOCKHOLDERS' EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
2,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2018)	1,000	1,000
882,579,495 shares of Common Stock (775,922,947 - March 31, 2018)	882,575	775,919
Additional paid-in capital	26,523,188	25,743,607
Share subscription payable	645,185	636,565
Accumulated deficit	(27,814,760)	(26,853,994)
TOTAL STOCKHOLDERS' EQUITY	237,188	303,097

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,250,730	$1,499,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
REVENUES
Revenues	$-	$-	$-	$-
Total revenues	-	-	-	-

Expenses
Exploration	107,368	205,026	329,655	287,383
General and administrative	141,423	231,761	334,149	405,850
Stock-based expense - consulting services	164,531	243,775	233,956	748,735
Loss on settlement of accounts payable	-	2,000	-	2,000
Impairment of mineral property	-	75,000	-	75,000
Total operating expenses	413,322	757,562	897,760	1,518,968

OTHER INCOME (EXPENSE)
Foreign exchange	(1,272)	(2,470)	3,875	(4,497)
Interest	(169,435)	(51,330)	(336,118)	(51,330)
Gain on sale of equipment	10,000	-	10,000	-
(Loss) gain on settlement of debt	(31,297)	-	160,866	-
Gain on convertible promissory note derivative liability	29,437	-	98,371	-
	(162,567)	(53,800)	(63,006)	(55,827)

NET LOSS BEFORE PROVISION FOR TAX	(575,889)	(811,362)	(960,766)	(1,574,795)

Income tax	-	-	-	-

NET LOSS	$(575,889)	$(811,362)	$(960,766)	$(1,574,795)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED
	840,220,949	684,197,212	821,310,687	676,389,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(960,766)	$(1,574,795)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	132,177	119,968
(Gain) loss on settlement of debt and accounts payable	(160,866)	2,000
Stock-based compensation - services	233,956	748,735
Non cash Interest expense	323,696	45,109
Gain on sale of equipment	(10,000)	-
Gain on change in fair value of derivative instrument	(98,371)	-
Impairment of mineral property	-	75,000
Changes in operating assets and liabilities:
Decrease (Increase) of other assets	-	(1,091)
Accounts payable and accrued liabilities, including related parties	46,104	160,380
NET CASH USED IN OPERATING ACTIVITIES	(494,070)	(424,694)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(8,081)	(84,524)
Proceeds from the sale of equipment	10,000	-
NET CASH USED IN INVESTING ACTIVITIES	1,919	(84,524)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	222,000	80,000
Proceeds from issuance of notes payable - related party	21,110	-
Payment of notes payable	(13,000)	-
Proceeds from the issuance of convertible promissory note	75,000	-
Repayment of convertible promissory note	(183,333)	-
Advances from related party	4,312	-
Payment of advances from related party	(4,777)	(20,248)
Proceeds from issuance of common stock, net	246,000	416,585
NET CASH PROVIDED BY FINANCING ACTIVITIES	367,312	476,337

DECREASE IN CASH	(124,839)	(32,881)

CASH, BEGINNING OF PERIOD	125,942	90,551

CASH, END OF PERIOD	$1,103	$57,670

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable and interest	$209,074	$-
Shares issued to settle accounts payable	$100,288	$102,000
Reclassification of property and equipment under construction	$56,438	$-
Shares issued in conjunction with notes payable	$40,601	$-
Beneficial conversion features	$64,938	$80,000
Reclassification of deposit on mineral property to property costs	$324,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

September 30, 2018

(Unaudited)

2.BASIS OF PREPARATION (CONTINUED)

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight-line basis over their expected useful lives as follows (see Note 5):

Mining tools and equipment	7 years
Watercrafts	7 years
Vehicles	3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $17,018 and $73,456 as of September 30, 2018 and March 31, 2018, respectively. Equipment under construction at September 30, 2018 comprises a Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

September 30, 2018

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at September 30, 2018 and 2017, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of September 30, 2018 and March 31, 2018, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

2.BASIS OF PREPARATION (CONTINUED)

Per Share Data (Continued)

At September 30, 2018 and March 31, 2018, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	September 30, 2018	March 31, 2018
Common stock issuable upon conversion of convertible notes payable	21,025,615	13,675,741
Common stock issuable to satisfy stock payable obligations	83,631,639	48,641,961
Total	104,657,254	62,317,702

3.GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended September 30, 2018, the Company incurred a net loss of $960,766 and used cash in operating activities of $494,070, and at September 30, 2018, had an accumulated deficit of $27,814,760. At September 30, 2018, the Company is in the exploration stage and has not earned revenue from planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

4.RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Under ASU 2014-09, revenue will be recognized when performance obligations under the terms of a contract are satisfied, which generally occurs upon shipment or delivery to customers based on written sales terms, which is also when control is transferred. Revenue will be measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. The Company will adopt the guidance of ASU 2014-09 on April 1, 2018. As the Company does not currently have revenue, the adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

6.EQUIPMENT

	Cost	Accumulated Depreciation	September 30, 2018 Net Book Value	March 31, 2018 Net Book Value
Mining tools and equipment	$1,618,452	$1,234,744	$383,708	$444,266
Vehicles	159,084	140,130	18,954	26,054
	$1,777,536	$1,374,874	$402,662	$470,320

Depreciation expense for the three and six months ended September 30, 2018 and 2017 was $64,789 and $60,962and $132,177 and $119,968, respectively.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

7.ACCOUNTS PAYABLE – RELATED PARTY

During the six months ended September 30, 2018 and 2017, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $22,800 and $22,800, respectively. At September 30, 2018 and March 31, 2018, $119,823 and $97,023 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At September 30, 2018 and March 31, 2018, $251,410 and $277,646 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

8.NOTES PAYABLE – RELATED PARTIES

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company which are unsecured, non-interest bearing and due on demand. North Pacific Gold is controlled by Paul Thompson, Jr., an immediate family member of Paul D. Thompson Sr., the sole director and officer of the Company. As of September 30, 2018 and March 31, 2018, notes payable due to North Pacific Gold totaled $10,386 and $10,851, respectively.

9.NOTES PAYABLE

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. At September 30, 2018 and March 31, 2018, the balance of these advances outstanding totaled $15,000 and $15,000, respectively.

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

9.NOTES PAYABLE (CONTINUED)

During the six months ended September 30, 2018, the Company received various advances for notes payable totaling $243,110 from twelve investors. These notes are unsecured and are due in one to six months from the date issue.

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

ii)Notes holders with $30,000 of principal earn interest at 0% to 20% per annum and are convertible into shares of common stock of the Company at $0.005 to $0.010 per share and received 480,000 shares of common stock of the Company value at $8,071 as an incentive to purchase Notes. These notes were initially recorded net of a debt discount of $15,328 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $15,328.

iii)Notes holders with $31,500 of principal earn interest at 0% per annum with an issue price of $28,500 in cash and are convertible into shares of common stock of the Company at $0.004 to $0.065 per share. This notes were initially recorded net of a debt discount of $28,500 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $28,500.

iv)Notes holders with $13,000 of principal earn interest at 0% per annum with an issue price of $12,000 in cash

v)Note holders with $12,000 in principal earn interest at 6% to 10% per annum

vi)Note Payable – Related Party - On August 8, 2018, the Company issued a Promissory Note (“Note”) to Paul Thompson Sr., the Chief Executive Officer and the sole director of the Company, for $21,110 in cash. The Note is unsecured, matures in six months after the issue date and earns interest at 12% per annum. The Note and interest are convertible, at the option of the holder, into shares of common stock of the Company at a price of $0.00455 per share. These notes were initially recorded net of a debt discount of $21,110 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $21,110.

During the six months ended September 30, 2018, note principal and interest of $41,500 and $2,543, respectively, was paid through the issuance of 8,671,153 shares of common stock with a fair value of $75,340 resulting in loss in settlement of debt of $31,297. In addition, during the six months ended September 30, 2018 the Company paid $13,000 in cash to settle debt.

At September 30, 2018 and March 31, 2018, the carrying value of the advances received from April 1, 2013 to September 30, 2018 totaled $373,397 (net of unamortized debt discount of $57,312) and $83,600, respectively. At September 30, 2018, $98,600 of these notes were in default. There are no default provisions stated in these notes. At September 30, 2018 and March 31, 2018, accrued interest of $12,339 and $6,236, respectively, is included in accounts payable and accrued liabilities.

On January 19, 2016, the Company issued a promissory note (“Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At September 30, 2018 and March 31, 2018 and 2017, the balance of this note was $0 and $74,297, respectively. On May 25, 2018, the Company issued 7,429,654 shares of common stock valued at $133,734 ($0.0180 per share) to settle the Note resulting in a loss on settlement of $56,584.

Amortization of debt discount was $187,727 and $45,109 for the six months ended September 30, 2018 and 2017, respectively, and $138,472 and $45,109 for the three months ended September 30, 2018 and 2017, respectively.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at September 30, 2018 is $3,278.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

10.PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At September 30, 2018 and March 31, 2018, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of September 30, 2018, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At September 30, 2018 and March 31, 2018 accrued interest of $27,847 and $24,673, respectively, is included in accounts payable and accrued liabilities.

11.CONVERTIBLE PROMISSORY NOTES

JMJ Financial

On November 14, 2017, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), for a principal sum of $166,667 plus one-time 10% interest charge of $16,667 which matures on May 14, 2018 for $150,000 in cash. The Company may repay the Note and interest any time in cash before the maturity date without a prepayment penalty. If the Company defaults on repayment, this Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lesser of (a) $0.0375 or (b) 50% (40% if the conversion shares are not deliverable by DWAC) of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On issuance of the Note, an embedded derivative with a fair value of $66,205 was identified and recorded as debt discount (See Note 12). In conjunction with the Note, the Company issued 3,591,940 shares of common stock (“Origination Shares”) of the Company which was recorded as debt discount. The Origination Shares and the Note were valued at $51,920 and $31,875 upon issuance, respectively, using the relative fair value method. Additional interest expense is accreted on the Note between issuance and maturity dates with the expectation that principal and interest is likely to be settled in shares of common stock of the Company at a variable conversion price calculated at 40% of trade price of common stock of the Company. On May 16, 2018, the Company paid JMJ Financial $183,333 in cash to fully settle the Convertible Promissory Note issued on November 14, 2017 resulting in a gain on settlement of $275,000. At September 30, 2018 and March 31, 2018, the principal and interest outstanding of $0 and $391,482, respectively, is recorded net of unamortized debt discount of $0 and $36,818, respectively. Interest and amortization of debt discount was $103,669 and $0 for the six months ended September 30, 2018 and 2017.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

11.CONVERTIBLE PROMISSORY NOTES (CONTINUED)

Power Up Lending Group Ltd.

On August 21, 2018, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $77,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing May 30, 2019 for $75,000 in cash. After 170 days after the issued date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $110,737, of which $77,500 was recorded as debt discount and the remainder of $33,237 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At September 30, 2018, the Note is recorded at an accreted value of $84,987 less unamortized debt discount of $66,507. Interest and amortization of debt discount was $18,480 and $0 for the three and six months ended September 30, 2018.

12.CONVERTIBLE PROMISSORY NOTES DERIVATIVE LIABILITY

The Convertible Promissory Notes (“Notes”) with JMJ Financial with an issue date of November 14, 2017 and Power Up Lending Group Ltd. was accounted for under ASC 815. The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory notes derivative liabilities has been measured at fair value at November 14, 2017, March 31, 2018, August 21, 2018 and September 30, 2018 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

	November 14, 2017	March 31, 2018	August 21, 2018	September 30, 2018
Closing share price	$0.038	$0.02467	$0.0155	$0.0095
Conversion price	$0.0348	$0.0200	$0.0076	$0.0090
Risk free rate	0.050%	0.050%	0.050%	0.050%
Expected volatility	109%	157%	163%	178%
Dividend yield	0%	0%	0%	0%
Expected life	0.5 years	0.13 years	0.77 years	0.66 years

At May 16, 2018, the Note with JMJ Financial was settled in full for $183,333 in cash. The fair value of the conversion option derivative liabilities is $45,563 and $68,934 at September 30, 2018 and March 31, 2018, respectively. The decrease in the fair value of the conversion option derivative liability of $62,674 and $98,371 is recorded as a gain in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2018.

13.CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of September 30, 2018, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

14.STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2018 and March 31, 2018:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at September 30, 2018 and March 31, 2018.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at September 30, 2018 and March 31, 2018.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 2,000,000,000 shares authorized: 882,579,495 and 775,922,947 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On August 23, 2018, the Company issued 61,066,666 shares of common stock to satisfy obligations under share subscription agreements of $55,896 for settlement of services, $43,840 for settlement of notes payable and $203,000 for cash receipts included in share subscriptions payable.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

14.STOCKHOLDERS’ EQUITY (CONTINUED)

On September 10, 2018, the Company issued 8,324,809 shares of common stock to satisfy obligations under share subscription agreements of $55,910 for settlement of services and $18,000 for cash receipts included in share subscriptions payable.

Common Stock Payable

As at September 30, 2018, the Company had total subscriptions payable for 83,631,639 shares of common stock for $94,782 in cash, shares of common stock for equipment valued at $1,500, shares of common stock for interest valued at $48,014, shares of common stock for services valued at $335,655 and common stock for settlement of notes payable valued at $165,233.

15.SUBSEQUENT EVENTS

Common Stock Issued

On October 1, 2018, the Company issued 8,771,153 shares of common stock to satisfy obligations under share subscription agreements of $4,175 for settlement of services, $31,500 for settlement of notes payable and $15,000 for cash receipts included in share subscriptions payable.

Common Stock Payable

For the period of October 1, 2018 to November 5, 2018, the Company issued subscriptions payable for 5,000,000 shares of common stock ($0.005 per share) for $25,000 in cash.

Convertible Promissory Note

On October 12, 2018, the Company issued a Convertible Promissory Note (“Note”) in the principal amount of $200,000. The Note matures in 12 months, carries a per annum interest rate of six percent (6%) and is convertible in whole or in part into shares of Company common stock at a conversion rate of $.006666667 per share.

Events of Default include, but are not limited to, failure to make timely interest or principal payments, failure to deliver conversion shares, bankruptcy, receivership, insolvency, and failure to reserve required shares for issuance upon conversion. Upon an Event of Default under the Note, Investor may accelerate the outstanding principal amount of all outstanding Note, plus accrued and unpaid interest, and other amounts owing through the date of acceleration.

Pursuant to the terms of the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock, a minimum of 30,000,000 shares of common stock.

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

The VAT system at the URES property worked as planned.  Material from the property was placed in the VAT and allowed to leach.  The material placed in the VAT showed better than 5 grams of gold per ton but unfortunately the material also held a high % of other metals which consumed the cyanide.  The precipitate recovered held only a trace amount of gold with the majority being other base metals.  The VAT system can be used in the future.

Project Mabel Project

On May 1, 2018, Mexus Gold MX, entered into three agreements (collectively known as Project Mabel) to exploit and transfer mineral rights owed by Cesar Mauricio Lemas Contreras.

i)Project “Mabel” –Participation of 90% Mexus Gold MX and 10% Pacific Comox S.A. de C.V. (“Pacific Comox”). The administrator of Pacific Comox is Cesar Maruicio Lemas Contreras. The agreement transfers mining rights at concessions 216136, 216137, 218587, 218588, 190649, 172975, 2019102, 172960, 180700, 222782 and 222783, which together add up to 2,128.2003 hectares

ii)Project “El Plomito” –Participation of 50% Mexus Gold MX and 50% Pacific Comox. The agreement transfers mining rights at concessions 220563, 213711, 215941, 216544, 200395 and 222989, which together add up to 275.02 hectares.

iii)Project “La Famosa” – Participation of 50% Mexus Gold MX and 50% Pacific Comox. The agreement transfers mining rights at concessions 220394, 220395, 220840, 220841 and 199006, which together add up to 200.0568 hectares.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three months ended September 30, 2018 and 2017. All amounts herein are in U.S. dollars.

Three months ended September 30, 2018 Compared with the Three months ended September 30, 2017

We had a net loss during the three months ended September 30, 2018 of $575,889 compared to a net loss of $811,362 during the same period in 2017. The decrease in net loss is primarily attributable to (i) a decrease in exploration expenses of $97,658 (ii) a decrease in general and administrative expense of $90,338 (iii) a decrease in stock-based expense – consulting services of $79,244 and (iv) a decrease in impairment of mineral property of $75,000. The decrease in the net loss is partially offset by an increase in interest expense of $118,105.

Revenue

For the three months ended September 30, 2018, we had revenues of $0 compared to $0 for the three months ended September 30, 2017.

Operating Expenses

Total operating expenses decreased to $413,322 during three months ended September 30, 2018, compared to $757,562 for the three months ended September 30, 2017. The decrease in operating expenses was primarily due to decrease in exploration, general and administrative, stock-based expense – consulting services and impairment of mineral property.

Other Income (Expense)

We reported $162,567 of other expense during the three months ended September 30, 2018 compared to $53,800 of other expense during the same period in 2017.

Changes in other income (expense) is mainly attributable an increase in interest expense. The increase is interest expense is due to the issuance of notes payable convertible into shares of the Company’s common stock.

Six months ended September 30, 2018 Compared with the Six months ended September 30, 2017

We had a net loss during the six months ended September 30, 2018 of $960,766 compared to a net loss of $1,574,795 during the same period in 2017. The decrease in net loss is primarily attributable to (i) a decrease in stock-based expense – consulting services of $514,779 (ii) a decrease in impairment of mineral property of $75,000 (iii) an increase in gain on settlement of debt of $160,866 and (iv)an increase in gain on derivative liability of 98,371. The decrease in the net loss is partially offset by an increase in interest expense of $284,788.

Revenue

For the six months ended September 30, 2018, we had revenues of $0 compared to $0 for the six months ended September 30, 2017.

Operating Expenses

Total operating expenses decreased to $897,760 during six months ended September 30, 2018, compared to $1,518,968 for the six months ended September 30, 2017. The decrease in operating expenses was primarily due to decrease in stock-based expense – consulting services.

Other Income (Expense)

We reported $63,007 of other income during the six months ended September 30, 2018 compared to $55,827 of other expense during the same period in 2017.

Changes in other income (expense) is mainly attributable an increase in interest expense. The increase is interest expense is due to the issuance of notes payable convertible into shares of the Company’s common stock.

Liquidity and Capital Resources

At September 30, 2018, we had cash of $1,103 compared to cash of $125,942 at March 31, 2018.

Our property and equipment decreased to $402,662 at September 30, 2018, compared to $470,320 at March 31, 2018. The decrease in equipment is largely due to depreciation expense of $132,177 during the six months ended September 30, 2018 which was partially offset by transfer of equipment under construction to property and equipment of $56,438 and purchase of equipment of $8,081.

Equipment under construction decreased to $17,018 at September 30, 2018, compared to $73,456 at March 31, 2018.

Total assets decreased to $1,250,730 at September 30, 2018, compared to $1,499,665 at March 31, 2018. The majority of the decrease in assets relates to depreciation on property and equipment and reduction of cash.

Our total liabilities decreased to $1,013,542 at September 30, 2018, compared to $1,196,568 as of March 31, 2018. The decrease in our total liabilities can be primarily attributed to the settlement of a convertible promissory note with JMJ Financial and the derecognition of the related bifurcated embedded derivative.

Our working capital deficit at September 30, 2018 and March 31, 2018 is $1,012,439 and $1,070,626, respectively.

Our net cash used in operating activities for the six months ended September 30, 2018 and 2017 is $494,070 and $424,694, respectively. Our net loss for the six months ended September 30, 2018 of $960,766 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $132,177, stock-based compensation – services of $233,956 and non-cash interest expense of $323,696.

Our net cash used in investing activities for the six months ended September 30, 2018 and 2017 is $1,919 and $84,524, respectively, due to the purchase of equipment. During the six months ended September 30, 2018, the Company received $10,000 in cash for the sale of equipment.

Our net cash provided by financing activities for the six months ended September 30, 2018 and 2017 is $367,312 and $476,337, respectively, mainly due to issuance of common stock, notes payable and convertible promissory notes.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2018, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our committee chairs, who are charged with implementing and/or carrying out our plan.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the nine month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 23, 2018, the Company issued 61,066,666 shares of common stock to satisfy obligations under share subscription agreements of $55,896 for settlement of services, $43,840 for settlement of notes payable and $203,000 for cash receipts included in share subscriptions payable.

On September 10, 2018, the Company issued 8,324,809 shares of common stock to satisfy obligations under share subscription agreements of $55,910 for settlement of services and $18,000 for cash receipts included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

At September 30, 2018 and March 31, 2018, the carrying value of the advances received from April 1, 2013 to September 30, 2018 totaled $373,397 (net of unamortized debt discount of $57,312) and $83,600, respectively. At September 30, 2018, $98,600 of these notes were in default. There are no default provisions stated in these notes. At September 30, 2018 and March 31, 2018, accrued interest of $12,339 and $6,236, respectively, is included in accounts payable and accrued liabilities.

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At September 30, 2018 and March 31, 2018, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of September 30, 2018, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At September 30, 2018 and March 31, 2018 accrued interest of $27,847 and $24,673, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at September 30, 2018 (unaudited) and March 31, 2018

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017 (unaudited)

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

November 14, 2018

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director