Form 10-Q
period 2018-12-31
Mexus Gold US
filed 2019-02-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 7, 2019 there were 974,963,975 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$5,033	$125,942
TOTAL CURRENT ASSETS	5,033	125,942

FIXED ASSETS
Property and equipment, net of accumulated depreciation	344,940	470,320
TOTAL FIXED ASSETS	344,940	470,320

OTHER ASSETS
Equipment under construction	17,018	73,456
Deposit on mineral property	-	324,000
Property costs	829,947	505,947
TOTAL OTHER ASSETS	846,965	903,403
TOTAL ASSETS	$1,196,938	$1,499,665

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$155,413	$149,553
Accounts payable - related party	433,723	374,669
Notes payable - related party	-	10,851
Notes payable (net unamortized debt discount of $31,233 and $0, respectively)	575,866	172,897
Note payable - related party (net unamortized debt discount of $4,474 and $0, respectively)	38,436	-
Promissory notes	65,000	65,000
Convertible promissory note (net of unamortized debt discount of $79,709 and $36,818, respectively)	105,291	354,664
Convertible promissory note derivative liability	96,030	68,934
TOTAL CURRENT LIABILITIES	1,469,759	1,196,568
TOTAL LIABILITIES	1,469,759	1,196,568

CONTINGENT LIABILITIES (Note 13)
STOCKHOLDERS' (DEFICIT) EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
2,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2018)	1,000	1,000
937,359,249 shares of Common Stock (775,922,947 - March 31, 2018)	937,355	775,919
Additional paid-in capital	26,826,092	25,743,607
Share subscription payable	481,677	636,565
Accumulated deficit	(28,518,945)	(26,853,994)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(272,821)	303,097

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,196,938	$1,499,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
REVENUES
Revenues	$-	$-	$-	$-
Total revenues	-	-	-	-

Expenses
Exploration	208,755	161,308	538,410	448,691
General and administrative	280,258	307,106	614,407	712,956
Stock-based expense - consulting services	67,600	400,070	301,556	1,148,805
Loss on settlement of accounts payable	-	250,000	-	252,000
Impairment of mineral property	-	-	-	75,000
Total operating expenses	556,613	1,118,484	1,454,373	2,637,452

OTHER INCOME (EXPENSE)
Foreign exchange	802	(118)	4,677	(4,615)
Interest	(145,722)	(158,789)	(481,840)	(210,119)
Gain on sale of equipment	-	-	10,000	-
(Loss) gain on settlement of debt	(2,875)	-	157,991	-
Gain (loss) on change in fair value of derivative instrument	223	(54,583)	98,594	(54,583)
	(147,572)	(213,490)	(210,578)	(269,317)

NET LOSS BEFORE PROVISION FOR TAX	(704,185)	(1,331,974)	(1,664,951)	(2,906,769)

Income tax	-	-	-	-
NET LOSS	$(704,185)	$(1,331,974)	$(1,664,951)	$(2,906,769)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED
	906,551,279	691,065,626	849,827,525	689,151,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,664,951)	$(2,906,769)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	192,299	187,764
(Gain) loss on settlement of debt and accounts payable	(157,991)	252,000
Stock-based compensation - services	301,557	1,148,805
Non cash Interest expense	481,840	202,264
Gain on sale of equipment	(10,000)	-
Loss (gain) on change in fair value of derivative instrument	(98,594)	54,583
Impairment of mineral property	-	75,000
Changes in operating assets and liabilities:
Decrease (Increase) of other assets	-	17,571
Accounts payable and accrued liabilities, including related parties	120,019	175,114
NET CASH USED IN OPERTATING ACTIVITIES	(835,821)	(793,668)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(10,481)	(86,524)
Proceeds from the sale of equipment	10,000	-
NET CASH USED IN INVESTING ACTIVITES	(481)	(86,524)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	442,500	135,000
Proceeds from issuance of notes payable - related party	42,910	-
Payment of notes payable	(13,000)	-
Proceeds from the issuance of convertible promissory note	150,500	150,000
Repayment of convertible promissory note	(183,333)	-
Advances from related party	4,312	-
Payment of advances from related party	(22,596)	(73,014)
Proceeds from issuance of common stock, net	294,100	605,380
NET CASH PROVIDED BY FINANCING ACTIVITIES	715,393	817,366

DECREASE IN CASH	(120,909)	(62,826)

CASH, BEGINNING OF PERIOD	125,942	90,551
CASH, END OF PERIOD	$5,033	$27,725

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable and interest	$234,949	$317,500
Shares issued to settle accounts payable	$100,288	$102,000
Reclassification of property and equipment under construction	$56,438	$-
Shares issued in conjunction with notes payable and convertible promissory note	$53,201	$61,487
Beneficial conversion features	$104,938	$80,000
Reclassification of deposit on mineral property to property costs	$324,000	$-
Shares issued for equipment	$-	$80,000
Initial value of embedded derivative liability	$-	$66,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2018

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

December 31, 2018

(Unaudited)

2.BASIS OF PREPARATION (CONTINUED)

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

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $17,018 and $73,456 as of December 31, 2018 and March 31, 2018, respectively.  Equipment under construction at December 31, 2018 comprises a Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

December 31, 2018

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2018 and 2017, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

2.BASIS OF PREPARATION (CONTINUED)

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of December 31, 2018 and March 31, 2018, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

Revenue Recognition

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

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

At December 31, 2018 and March 31, 2018, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	December 31, 2018	March 31, 2018

Common stock issuable upon conversion of convertible notes payable	88,968,626	13,675,741
Common stock issuable to satisfy stock payable obligations	58,762,416	48,641,961
Total	147,731,042	62,317,702

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

3.GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the nine months ended December 31, 2018, the Company incurred a net loss of $1,664,951 and used cash in operating activities of $835,821, and at December 31, 2018, had an accumulated deficit of $28,518,945. At December 31, 2018, the Company is in the exploration stage and has not earned revenue from planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

4.RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09, as amended, is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017.   Under ASU 2014-09, revenue will be recognized when performance obligations under the terms of a contract are satisfied, which generally occurs upon shipment or delivery to customers based on written sales terms, which is also when control is transferred.  Revenue will be measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer.   The Company adopted the guidance of ASU 2014-09 on April 1, 2018.  As the Company does not currently have revenue, the adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.

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

December 31, 2018

(Unaudited)

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

6.EQUIPMENT

	Cost	Accumulated Depreciation	December 31, 2018 Net Book Value	March 31, 2018 Net Book Value
Mining tools and equipment	$1,618,451	$1,291,116	$327,335	$444,266
Vehicles	161,484	143,879	17,605	26,054
	$1,779,635	$1,434,995	$344,940	$470,320

Depreciation expense for the three and nine months ended December 31, 2018 and 2017 was $60,121 and $67,796 and $192,299 and $187,764, respectively.

7.ACCOUNTS PAYABLE – RELATED PARTY

During the nine months ended December 31, 2018 and 2017, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $34,200 and $34,200, respectively.  At December 31, 2018 and March 31, 2018, $129,048 and $97,023 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At December 31, 2018 and March 31, 2018, $312,108 and $277,646 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

8.NOTES PAYABLE – RELATED PARTIES

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company which are unsecured, non-interest bearing and due on demand. North Pacific Gold is controlled by Paul Thompson, Jr., an immediate family member of Paul D. Thompson Sr., the sole director and officer of the Company. As of December 31, 2018 and March 31, 2018, notes payable due to North Pacific Gold totaled $0 and $10,851, respectively.

9.NOTES PAYABLE

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. At December 31, 2018 and March 31, 2018, the balance of these advances outstanding totaled $15,000 and $15,000, respectively.

During the years ended March 31, 2016 and 2015, the Company received various advances totaling $290,300 from nineteen investors and received various advances totaling $286,757 from twenty-two investors, respectively. These advances are unsecured and are due within 30 to 180 days of issue. Upon receipt of the cash advances, the Company paid a majority of the investors the value of their investment in shares of common stock of the Company as a finance fee. The investor has the option to be repaid when due by one of the following: (i) In cash (ii) One-half in cash and one-half in shares converted into common stock of the Company or (iii) The entire amount of the investment converted into shares of common stock of the Company. The conversion prices range from $0.0018 per share to $0.040 per share. For one promissory note with principal of $15,000 payments equal to 20% of cash proceeds received by the Company are due when equipment held for sale is sold.

During the years ended March 31, 2018 and 2017, the Company received various advances for notes payable totaling $135,000 from eight investors and received $0 in advances, respectively. These notes are unsecured, due in three to nine months of issue and earn a finance fee of 15% to 20% of principal. The investors have the option for principal and the finance fee to be repaid when due by one of the following: (i) in cash or (ii) converted into shares of common stock of the Company $0.02 to $0.10 per share. These notes were initially recorded net of a debt discount of $80,000 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $80,000. In conjunction with issuance of these notes payable 300,000 shares of common stock of the Company valued at $9,568 were issued to the note holders and recorded as debt discount. At March 31, 2018 and 2017, a debt discount of $0 and $0, respectively has been recorded on the consolidated balance sheet related to these notes.

During the year ended March 31, 2018 and 2017, note principal and interest of $95,000 and $132,000 was paid through the issuance of shares of common stock, respectively, and $0 and $26,500 in cash, respectively.

During the nine months ended December 31, 2018, the Company received various advances for notes payable totaling $485,410 from fourteen investors. These notes are unsecured and are due in one to twelve months from the date issue.

(i)Note holders with $139,500 principal earn interest at 12% per annum and received 1,992,000 shares of common stock of the Company value at $32,530 as an incentive to purchase the Notes. If the Company defaults on repayment, these Notes together with any unpaid accrued interest is secured by shares of common stock valued at 50% of market value calculated using the average of the last 30 day closing price. These Notes has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

(ii)Notes holders with $35,000 of principal earn interest at 0% to 20% per annum and are convertible into shares of common stock of the Company at $0.001 to $0.010 per share and received 560,000 shares of common stock of the Company value at $9,200 as an incentive to purchase Notes. These notes were initially recorded net of a debt discount of $19,200 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $19,200.

(iii)Note holders with $31,500 of principal earn interest at 0% per annum with an issue price of $28,500 in cash and are convertible into shares of common stock of the Company at $0.004 to $0.065 per share. This notes were initially recorded net of a debt discount of $28,500 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $28,500.

(iv)Notes holders with $13,000 of principal earn interest at 0% per annum with an issue price of $12,000 in cash

(v)Notes holders with $27,500 in principal earn interest at 6% to 12% per annum.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

9.NOTES PAYABLE (CONTINUED)

(vi)Note holder with $200,000 of principal earn interest at 6% per annum is convertible into shares of common stock of the Company at $0.00666667 per share. This note were initially recorded net of a debt discount of $40,000 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $40,000.

(vii)Note Payable – Related Party - On August 8, 2018, the Company issued a Promissory Note (“Note”) to Paul Thompson Sr., the Chief Executive Officer and the sole director of the Company, for $21,110 in cash. The Note earns interest at 12% per annum. The Note and interest are convertible, at the option of the holder, into shares of common stock of the Company at a price of $0.00455 per share. This note were initially recorded net of a debt discount of $21,110 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $21,110.

(viii)Note Payable – Related Party - On December 27, 2018, the Company issued a Promissory Note (“Note”) to Paul Thompson Sr., the Chief Executive Officer and the sole director of the Company, for $21,800 in cash. The Note earns interest at 12% per annum.

During the nine months ended December 31, 2018, note principal and interest of $64,500 and $2,543, respectively, was paid through the issuance of 12,121,153 shares of common stock with a fair value of $101,215 resulting in loss in settlement of debt of $34,172. In addition, during the nine months ended December 31, 2018 the Company paid $13,000 in cash to settle debt.

At December 31, 2018 and March 31, 2018, the carrying value of the advances received from April 1, 2013 to December 31, 2018 totaled $599,302 (net of unamortized debt discount of $35,707) and $83,600, respectively. At December 31, 2018, $354,117 of these notes were in default. There are no default provisions stated in these notes.  At December 31, 2018 and March 31, 2018, accrued interest of $20,818 and $6,236, respectively, is included in accounts payable and accrued liabilities.

On January 19, 2016, the Company issued a promissory note (the “Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At December 31, 2018 and March 31, 2018 and 2017, the balance of this note was $0 and $74,297, respectively. On May 25, 2018, the Company issued 7,429,654 shares of common stock valued at $133,734 ($0.0180 per share) to settle the Note resulting in a loss on settlement of $59,437.

Interest and amortization of debt discount was $297,691 and $84,026 for the nine months ended December 31, 2018 and 2017, respectively, and $83,722 and $38,917 for the three months ended December 31, 2018 and 2017, respectively.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at December 31, 2018 is $38,600.

10.PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013.  These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At December 31, 2018 and March 31, 2018, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of December 31, 2018, the Company has not made the scheduled payments and is in default on these promissory notes.  The default rate on the notes is seven percent.  At December 31, 2018 and March 31, 2018 accrued interest of $29,486 and $24,673, respectively, is included in accounts payable and accrued liabilities.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

11.CONVERTIBLE PROMISSORY NOTES

JMJ Financial

On November 14, 2017, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), for a principal sum of $166,667 plus one-time 10% interest charge of $16,667 which matures on May 14, 2018 for $150,000 in cash. The Company may repay the Note and interest any time in cash before the maturity date without a prepayment penalty. If the Company defaults on repayment, this Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lesser of (a) $0.0375 or (b) 50% (40% if the conversion shares are not deliverable by DWAC) of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On issuance of the Note, an embedded derivative with a fair value of $66,205 was identified and recorded as debt discount (See Note 12). In conjunction with the Note, the Company issued 3,591,940 shares of common stock (“Origination Shares”) of the Company which was recorded as debt discount. The Origination Shares and the Note were valued at $51,920 and $31,875 upon issuance, respectively, using the relative fair value method. Additional interest expense is accreted on the Note between issuance and maturity dates with the expectation that principal and interest is likely to be settled in shares of common stock of the Company at a variable conversion price calculated at 40% of trade price of common stock of the Company. On May 16, 2018, the Company paid JMJ Financial $183,333 in cash to fully settle the Convertible Promissory Note issued on November 14, 2017 resulting in a gain on settlement of $275,000.  At December 31, 2018 and March 31, 2018, the principal and interest outstanding of $0 and $391,482, respectively, is recorded net of unamortized debt discount of $0 and $36,818, respectively. Interest and amortization of debt discount was $103,669 and $110,738 for the nine months ended December 31, 2018 and 2017.

Power Up Lending Group Ltd.

On August 21, 2018, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $77,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing May 30, 2019 for $75,000 in cash. After 170 days after the issued date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $110,737, of which $77,500 was recorded as debt discount and the remainder of $33,237 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 31, 2018, the Note is recorded at an accreted value of $99,708 less unamortized debt discount of $38,723. Interest and amortization of debt discount was $42,504 and $60,984 for the three and nine months ended December 31, 2018.

On November 7, 2018, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $78,000 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing August 30, 2019 for $75,500 in cash. After 170 days after the issued date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $50,690 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 31, 2018, the Note is recorded at an accreted value of $85,293 less unamortized debt discount of $40,987. Interest and amortization of debt discount was $19,496 and $19,496 for the three and nine months ended December 31, 2018.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

12.CONVERTIBLE PROMISSORY NOTES DERIVATIVE LIABILITY

The Convertible Promissory Notes (“Notes”) with JMJ Financial with an issue date of November 14, 2017 and Power Up Lending Group Ltd. was accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory notes derivative liabilities has been measured at fair value at November 14, 2017, March 31, 2018, August 21, 2018, November 7, 2018 and December 31, 2018 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

	November 14, 2017	March 31, 2018	August 21, 2018	November 7, 2018	December 31, 2018
Closing share price	$0.038	$0.02467	$0.0155	$0.0085	$0.0066
Conversion price	$0.0348	$0.0200	$0.0076	$0.0078	$0.0057
Risk free rate	0.050%	0.050%	0.050%	0.050%	2.56%
Expected volatility	109%	157%	163%	176%	168% - 178%
Dividend yield	0%	0%	0%	0%	0%
Expected life	0.5 years	0.13 years	0.77 years	0.81 years	0.41 – 0.66 years

At May 16, 2018, the Note with JMJ Financial was settled in full for $183,333 in cash. The fair value of the conversion option derivative liabilities is $96,030 and $68,934 at December 31, 2018 and March 31, 2018, respectively. The decrease (increase) in the fair value of the conversion option derivative liability for the three and nine months ended December 31, 2018 and 2017 of $223 and $98,594 and $(54,583) and $(54,583), respectively, is recorded as a gain (loss) in the unaudited condensed consolidated statements of operations.

13.CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of December 31, 2018, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

14.STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2018 and March 31, 2018:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at December 31, 2018 and March 31, 2018.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at December 31, 2018 and March 31, 2018.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into one share of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 2,000,000,000 shares authorized: 937,359,249 and 775,922,947 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively. Holders of Common Stock have one vote per share of Common Stock held.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

14.STOCKHOLDERS’ EQUITY (CONTINUED)

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

On November 16, 2018, the Company issued 14,429,654 shares of common stock to satisfy obligations under share subscription agreements of $27,800 for settlement of services, $133,734 for settlement of notes payable and $25,000 for cash receipts included in share subscriptions payable.

On December 7, 2018, the Company issued 31,578,947 shares of common stock to satisfy obligations under share subscription agreements of $47,600 for settlement of services, $4,875 for settlement of notes payable and $28,000 for cash receipts included in share subscriptions payable.

Common Stock Payable

As at December 31, 2018, the Company had total subscriptions payable for 58,762,416 shares of common stock for $74,883 in cash, shares of common stock for equipment valued at $1,500, shares of common stock for interest valued at $60,614, shares of common stock for services valued at $323,680 and common stock for settlement of notes payable valued at $21,000.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2018

(Unaudited)

15.SUBSEQUENT EVENTS

Common Stock Issued

On January 15, 2019, the Company issued 7,333,333 shares of common stock to satisfy obligations under share subscription agreements of $13,815 for settlement of services and $9,000 for cash receipts included in share subscriptions payable.

On January 24, 2019, the Company issued 10,732,727 shares of common stock to satisfy obligations under share subscription agreements of $47,600 for settlement of services, $21,000 for settlement of notes payable, $13,934 in interest and $6,100 for cash receipts included in share subscriptions payable.

On February 5, 2019, the Company issued 19,538,666 shares of common stock to satisfy obligations under share subscription agreements of $32,008 for interest and $32,000 for cash receipts included in share subscriptions payable.

Common Stock Payable

For the period of January 1, 2019 to February 7, 2019, the Company issued subscriptions payable for 1,661,661 shares of common stock ($0.0015 per share) for $2,500 in cash.

For the period of January 1, 2019 to February 7, 2019, the Company issued subscriptions payable for 3,313,134 shares of common stock ($0.0061 per share) for $20,200 in services.

Notes Payable – related party

On January 17, 2019, the Company issued a Promissory Note (“Note”) to Paul Thompson Sr., the Chief Executive Officer and the sole director of the Company, for $105,000 in cash. The Note earns interest at 12% per annum and is due in six months. The Note and interest are may be settled, at the option of the holder, into shares of common stock of the Company at a price per share determined by the average of the last 30 day closing share price of the Company.

On January 23, 2019, the Company issued a Promissory Note (“Note”) to Paul Thompson Sr., the Chief Executive Officer and the sole director of the Company, for $23,800 in cash. The Note earns interest at 12% per annum and is due in six months. The Note and interest are may be settled, at the option of the holder, into shares of common stock of the Company at a price per share determined by the average of the last 30 day closing share price of the Company.

Power Up Lending Group Ltd.

On January 17, 2019, the Company paid $105,519.75 in cash to Power Up Lending Group Ltd. to fully settle the Convertible Promissory Note issued on August 21, 2018. The carrying value of the Convertible Promissory Note on December 31, 2018 was $60,985.

On January 25, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $73,000 bearing a 12% annual interest rate and maturing November 15, 2019. After 170 days after the issued date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest.

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

Application.

FIGURE 4- MICROLOCALIZACION PROYECTO “URES MINING DISTRICT”

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three months ended December 31, 2018 and 2017. All amounts herein are in U.S. dollars.

Three months ended December 31, 2018 Compared with the Three months ended December 31, 2017

We had a net loss during the three months ended December 31, 2018 of $704,185 compared to a net loss of $1,331,974 during the same period in 2017. The decrease in net loss is primarily attributable to (i) a decrease in general and administrative expense of $26,848 (ii) a decrease in stock-based expense – consulting services of $332,470 (iii) a decrease in loss on settlement of accounts payable of $250,000 (iv) a decrease in interest expense of $13,067 and (v) a decrease in the loss on change in fair value of derivative instrument of $54,806. The decrease in net loss is partially offset by an increase in exploration expenses of $47,447.

Revenue

For the three months ended December 31, 2018, we had revenues of $0 compared to $0 for the three months ended December 31, 2017.

Operating Expenses

Total operating expenses decreased to $556,613 during three months ended December 31, 2018, compared to $1,118,484 for the three months ended December 31, 2017. The decrease in operating expenses was primarily due to decrease in general and administrative, stock-based expense – consulting services and loss on settlement of accounts payable.

Other Income (Expense)

We reported $147,572 of other expense during the three months ended December 31, 2018 compared to $213,490 of other expense during the same period in 2017.

Changes in other income (expense) is mainly attributable a decrease in interest expense and a decrease in loss on change in fair value of derivative. The decrease is interest expense is due to the issuance of notes payable on more favorable terms (e.g. Notes with fixed conversion prices and notes bearing interest but with no conversion rights) and the decrease in the loss of on change in fair value of derivative instrument is due to a decrease in the share price of common stock of the Company.

Nine months ended December 31, 2018 Compared with the Nine months ended December 31, 2017

We had a net loss during the nine months ended December 31, 2018 of $1,664,951 compared to a net loss of $2,906,769 during the same period in 2017. The decrease in net loss is primarily attributable to (i) a decrease in general and administrative expense of $98,549 (ii) a decrease in stock-based expense – consulting services of $847,249 (iii) a decrease in loss on settlement of accounts payable of $252,000 (iv) a decrease in impairment of mineral property of $75,000 (v) an increase in the gain on settlement of debt of $157,991 and (vi) an increase in the gain on change in fair value of derivative instrument of $153,177. The decrease in net loss is partially offset by an increase in exploration expenses of $89,719 and an increase in interest expense of $271,721.

Revenue

For the nine months ended December 31, 2018, we had revenues of $0 compared to $0 for the nine months ended December 31, 2017.

Operating Expenses

Total operating expenses decreased to $1,454,373 during nine months ended December 31, 2018, compared to $2,637,452 for the nine months ended December 31, 2017. The decrease in operating expenses was primarily due to decrease in general and administrative, stock-based expense – consulting services, loss on settlement of accounts payable and loss on impairment of mineral property.

Other Income (Expense)

We reported $210,578 of other income during the nine months ended December 31, 2018 compared to $269,317 of other expense during the same period in 2017.

Changes in other income (expense) is mainly attributable an increase in interest expense. The increase is interest expense is due to the issuance of notes payable with a variable conversion price into shares of the Company’s common stock.

Liquidity and Capital Resources

At December 31, 2018, we had cash of $5,033 compared to cash of $125,942 at March 31, 2018.

Our property and equipment decreased to $344,940 at December 31, 2018, compared to $470,320 at March 31, 2018. The decrease in equipment is largely due to depreciation expense of $192,299 during the nine months ended December 31, 2018 which was partially offset by transfer of equipment under construction to property and equipment of $56,438 and purchase of equipment of $10,481 and sale of equipment for cash proceeds of $10,000.

Equipment under construction decreased to $17,018 at December 31, 2018, compared to $73,456 at March 31, 2018.

Total assets decreased to $1,196,938 at December 31, 2018, compared to $1,499,665 at March 31, 2018. The majority of the decrease in assets relates to depreciation on property and equipment and reduction of cash.

Our total liabilities increased to $1,469,759 at December 31, 2018, compared to $1,196,568 as of March 31, 2018. The increase in our total liabilities can be primarily attributed to the increase in accounts payable – related party and issuance of notes payable.

Our working capital deficit at December 31, 2018 and March 31, 2018 is $1,464,726 and $1,070,626, respectively.

Our net cash used in operating activities for the nine months ended December 31, 2018 and 2017 is $835,821 and $793,668, respectively. Our net loss for the nine months ended December 31, 2018 of $1,664,951 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $192,299, stock-based compensation – services of $301,557 and non-cash interest expense of $481,840.

Our net cash used in investing activities for the nine months ended December 31, 2018 and 2017 is $481 and $86,524, respectively, due to the purchase of equipment. During the nine months ended December 31, 2018, the Company received $10,000 in cash for the sale of equipment.

Our net cash provided by financing activities for the nine months ended December 31, 2018 and 2017 is $715,393 and $817,366, respectively, mainly due to issuance of common stock, notes payable and convertible promissory notes.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2018 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2019: (i) appoint a financial expert and independent Directors to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the nine month period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 16, 2018, the Company issued 14,429,654 shares of common stock to satisfy obligations under share subscription agreements of $27,800 for settlement of services, $133,734 for settlement of notes payable and $25,000 for cash receipts included in share subscriptions payable.

On December 7, 2018, the Company issued 31,578,947 shares of common stock to satisfy obligations under share subscription agreements of $47,600 for settlement of services, $4,875 for settlement of notes payable and $28,000 for cash receipts included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

At December 31, 2018 and March 31, 2018, the carrying value of the advances received from April 1, 2013 to December 31, 2018 totaled $599,302 (net of unamortized debt discount of $35,707) and $83,600, respectively. At December 31, 2018, $354,117 of these notes were in default. There are no default provisions stated in these notes. At December 31, 2018 and March 31, 2018, accrued interest of $20,818 and $6,236, respectively, is included in accounts payable and accrued liabilities.

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At December 31, 2018 and March 31, 2018, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of December 31, 2018, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At December 31, 2018 and March 31, 2018 accrued interest of $29,486 and $24,673, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at December 31, 2018 (unaudited) and March 31, 2018

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit #	Form Type	Filing Date	Filed with This Report
Exhibits

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Articles of Incorporation filed with the Secretary of State of Nevada on October 1, 2009	3.4	10-K	7/27/2016

Certificate of Amendment filed with the Secretary of State of Nevada on March 9, 2016	3.5	10-K	7/27/2016

Certificate of Designation filed with the Secretary of State of Nevada on August 8, 2011	3.6	10-K	7/27/2016

Amended and Restated Bylaws dated December 30, 2005	3.7	10-SB	1/24/2007

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Paul D. Thompson, pursuant to Rule 13a-14(a)	31.1			X

Certification of Paul D. Thompson pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Caborca Preliminary Report and First Stage Mapping	99.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2019

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director