Form 10-Q/A
period 2018-12-31
Mexus Gold US
filed 2019-02-19
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment # 1 to the Quarterly Report on Form 10-Q ("Form 10-Q") for the period ended December 31, 2018, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

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

February 19, 2019

/s/ Paul D. Thompson

Paul D. Thompson

Chief Executive Officer

Chief Financial Officer

Principal Accounting Officer

Director