Form 10-K
period 2019-03-31
Mexus Gold US
filed 2019-07-10
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

(916) 776-2166

Registrant’s telephone number, including area code:

None

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $.001 par value

Securities registered pursuant to Section 12(g) of the Act:

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting Company	[X]
Do not check if smaller reporting company)		Emerging growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on September 30, 2018, based upon the $0.0095 per share closing price for our common stock on the OTC Bulletin Board was approximately $7,545,862.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 2, 2019, there were 1,172,098,176 shares of our common stock were issued and outstanding.

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

While the Company, as of March 31, 2019, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

	High $	Low $
For the Fiscal Year Ended March 31, 2019

Fourth Quarter ended March 31, 2019	0.0140	0.0046
Third Quarter ended December 31, 2018	0.0107	0.0055
Second Quarter ended September 30, 2018	0.0189	0.0070
First Quarter ended June 30, 2018	0.0309	0.0120

For the Fiscal Year Ended March 31, 2018

Fourth Quarter ended March 31, 2018	0.0645	0.0200
Third Quarter ended December 31, 2017	0.0669	0.0348
Second Quarter ended September 30, 2017	0.0800	0.0445
First Quarter ended June 30, 2017	0.1230	0.0576

As of July 2, 2019, we had 1,172,098,176 shares of our common stock issued and outstanding, of which 655,217,964 shares were restricted. The closing price of our common stock on July 2, 2019, was $0.01.

Holders

At of the date of this report, we have approximately 333 holders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $73,456 and $73,456 as of March 31, 2019 and 2018, respectively. Equipment under construction at March 31, 2019 comprises a Gold Recovery Cyanide Plant, Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2019 and 2018, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2019 and 2018. All amounts herein are in U.S. dollars.

Year Ended March 31, 2019 Compared with the Year Ended March 31, 2018

We had a net loss during the year ended March 31, 2019 of $2,273,378 compared to a net loss of $3,909,961 during the same period in 2018. The decrease in net loss is primarily attributable (i) a decrease in general and administrative expenses of $150,411 (ii) a decrease in stock-based expense – consulting services of $878,174 (iii) a decrease in loss on settlement of accounts payable of $102,600 and (iv) a decrease in impairment of mineral property of $75,000. The decrease in the net loss is partially offset by an increase in exploration expenses of $102,993.

Revenue

For the year ended March 31, 2019, we had revenues of $0 compared to $0 for the year ended March 31, 2018.

Operating Expenses

Total operating expenses increased to $1,993,923 during year ended March 31, 2019, compared to $3,107,115 for the year ended March 31, 2018. The decrease in operating expenses was primarily due to decreases in general and administration expense, stock-based expense – consulting services, loss on settlement of accounts payable and a decrease in impairment of mineral property.

Other Income (Expense)

We reported $279,455 of other expense during the year ended March 31, 2019 compared to $802,846 of other expense during the same period in 2018.

Changes in other income (expense) is mainly attributable to a decrease in loss on settlement of debt and decrease in loss on change in fair value of derivatives which was partially offset by an increase interest expense. The increase in interest expense is primarily due to the issuance of the convertible promissory notes to Power Up Lending Group Ltd.

Liquidity and Capital Resources

At March 31, 2019, we had cash of $12,029 compared to cash of $125,942 at March 31, 2018.

Our property and equipment decreased to $383,524 at March 31, 2019, compared to $470,320 at March 31, 2018. The decrease in equipment is largely due to depreciation expense of $255,215 during the year ended March 31, 2019 and partially offset by $111,981 for the purchase of equipment.

Our equipment under construction to $17,018 at March 31, 2019, compared to $73,456 at March 31, 2018.

Our mineral properties increased to $829,947 at March 31, 2019, compared to $505,947 at March 31, 2018. The increase in mineral properties is due to the decrease in deposit for the mineral rights of Project Mabel of $324,000. On January 23, 2018, the Company paid 6,000,000 shares of common stock valued at $324,000 ($0.0540 per share) to Cesar Maruicio Lemas Contreras as consideration to enter into three Letter of Intent agreements. At March 31, 2018, the payment was recorded as a deposit on mineral property in the consolidated balance sheet. On May 1, 2018, the $324,000 deposit on mineral properties was transferred to property costs on the consolidated balance sheet.

Total assets decrease to $1,248,018 at March 31, 2019, compared to $1,499,665 at March 31, 2018. The majority of the decrease in assets relates to a $255,215 of depreciation expense.

Our total liabilities increased to $1,665,007 at March 31, 2019, compared to $1,196,568 as of March 31, 2018. The increase in our total liabilities can be primarily attributed to the issuance of notes payable and convertible promissory notes to Power Up Lending Group Ltd. along with the related convertible promissory note derivative liability.

Our working capital deficit at March 31, 2019 and March 31, 2018 is $1,647,478 and 1,070,626, respectively.

Our net cash used in operating activities for the year ended March 31, 2019 and 2018 is $995,172 and $1,057,569, respectively. Our net loss for the year ended March 31, 2019 of $2,273,378 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $255,215, stock-based compensation – services of $427,839 and non-cash interest expense of $634,755.

Our net cash (used in) provided by investing activities for the year ended March 31, 2019 and 2018 is $(101,981) and $(105,196), respectively, mainly due to the purchase of equipment.

Our net cash provided by financing activities for the year ended March 31, 2019 and 2018 is $983,240 and $1,198,156, respectively, mainly due to issuance of notes payable, convertible promissory notes and common stock.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2019, the Company's internal control over financial reporting was not effective.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this annual report, the name, age and position of our sole director/executive officer.

NAME	AGE	POSITION
Paul D. Thompson	77	President Chief Executive Officer Chief Financial Officer Principle Accounting Officer Secretary Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2019, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

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

Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Paul D. Thompson President, Chief Executive Officer, Chief Financial Officer, and Secretary, and Director	2019	$180,000	$0	$130,400	$0	$0	$0	$0	$310,400
	2018	$180,000	$0	$130,400	$0	$0	$0	$0	$310,400

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 1,172,098,176 issued and outstanding shares of our common stock as of July 2, 2019, by the following persons:

•each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•each of our directors and executive officers; and

•all of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Paul D. Thompson(1)	98,586,361(2)(3)(4)	8.3%
Jeffrey Allen Braley(5)	60,049,841	5.1%

All Officers and Directors as Group	98,586,361	8.3%

Total	158,636,202	13.4%

(1)1805 N. Carson Street, Suite 150, Carson City, NV 89701.

(2)Includes 87,629,671 shares of common stock held by Mr. Thompson individually; 660,000 shares of common stock held by Tioga Gold, Inc.; 182,918 shares of common stock held by Mexus Gold Mining S.A. C.V.; and 113,772 shares of common stock held by Mexus Gold International.

(3)I Mr. Thompson owns 1,000,000 shares of our Series A Convertible Preferred Stock, $.001 par value. Each share of our Series A Convertible Preferred Stock converts into 10 shares of our common stock. Assuming Mr. Thomson converted 100% of the Series A Convertible Preferred Stock held by him into shares of common stock, he would hold and additional 10,000,000 shares of common stock and a grand total of 98,586,361 shares of commons stock or approximately 8.3% of our issued and outstanding shares of common stock.

(4)Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Convertible Preferred Stock and common stock on a fully-diluted basis; and (c) 0.000006. Accordingly, on any stockholders’ vote, Mr. Thompson has a total of 7,092,589,056 votes, and far greater than 50% of the issued and outstanding voting stock of the company.

(5)362 S 5th St. Winneconne, WI 54986.

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

None.

Transactions with Promoters

None.

Item 14. Principal Accounting Fees and Services.

Appointment of Auditors

Our Board of Directors selected RBSM LLP (“RBSM LLP”) as our auditors for the years ended March 31, 2019 and 2018.

Audit Fees

RBSM LLP billed us $52,000 in audit fees during the year ended March 31, 2019.

RBSM LLP billed us $56,000 in audit fees during the year ended March 31, 2018.

Audit-Related Fees

We did not pay any fees to RBSM LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2019 and 2018.

Tax and All Other Fees

We did not pay any fees to RBSM LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2019 and 2018.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by RBSM LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2019 and 2018, and for the years then ended, none of the hours expended on RBSM LLP’s engagement to audit those financial statements were attributed to work by persons other than RBSM LLPs full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 31, 2019 and 2018

Consolidated Statements of Operations for the years ended March 31, 2019 and 2018

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

MEXUS GOLD US AND SUBSIDARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

AUDITORS’ REPORTF-2

CONSOLIDATED BALANCE SHEETSF-3

CONSOLIDATED STATEMENTS OF OPERATIONSF-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY F-5

CONSOLIDATED STATEMENTS OF CASH FLOWSF-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTSF-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mexus Gold US. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mexus Gold US. and subsidiaries (The “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ (deficit)equity, and cash flows for each of the years in the two year period ended March 31, 2019 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and 2018 and the consolidated results of its operations and its cash flows for each of the years in the two year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

July 10, 2019

New York | Washington, DC | California | Nevada | China | India | Greece

Member of ANTEA International with offices worldwide

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018
ASSETS
CURRENT ASSETS
Cash	$12,029	$125,942
Prepaid and other assets	5,500	-
TOTAL CURRENT ASSETS	17,529	125,942

FIXED ASSETS
Property and equipment, net of accumulated depreciation	383,524	470,320
TOTAL FIXED ASSETS	383,524	470,320

OTHER ASSETS
Equipment under construction	17,018	73,456
Deposit on mineral property	-	324.000
Property costs	829,947	505,947
TOTAL OTHER ASSETS	846,965	903,403

TOTAL ASSETS	$1,248,018	$1,499,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT (EQUITY)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$254,578	$149,553
Accounts payable - related party	434,704	374,669
Notes payable (net unamortized debt discount of $94,127 and $0, respectively)	693,600	172,897
Note payable – related party	-	10,851
Promissory notes	65,000	65,000
Convertible promissory note (net of debt discount of $136,355 and $36,818, respectively)	104,034	354,664
Convertible promissory note derivative liability	113,091	68,934
TOTAL CURRENT LIABILITIES	1,665,007	1,196,568

TOTAL LIABILITIES	1,665,007	1,196,568

CONTINGENT LIABILITIES (Note 13)

STOCKHOLDERS’ (DEFICIT) EQUITY
Capital Stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
2,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2018)	1,000	1,000
1,011,848,745 shares of Common Stock (775,922,947 - March 31, 2018)	1,011,845	775,919
Additional paid-in capital	27,064,698	25,743,607
Share subscription payable	632,840	636,565
Accumulated deficit	(29,127,372)	(26,853,994)
TOTAL STOCKHOLDERS' (DEFICIT)EQUITY	(416,989)	303,097

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)EQUITY	$1,248,018	$1,499,665

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2019	2018
REVENUES
Revenues	$-	$-
Total revenues	-	-

Expenses
Exploration	724,786	621,793
General and administrative	821,898	972,309
Stock-based expense - consulting services	427,839	1,306,013
(Gain) loss on sale of equipment	(10,000)	-
Loss on settlement of accounts payable	29,400	132,000
Impairment of mineral property	-	75,000
Total operating expenses	1,993,923	3,107,115

OTHER INCOME (EXPENSE)
Foreign exchange	3,256	(15,899)
Interest	(634,755)	(487,300)
Gain (loss) Loss on settlement of debt	200,511	(296,918
Loss (gain) on convertible promissory note derivative liability	151,533	(2,729)
	(279,455)	(802,846)

NET LOSS BEFORE PROVISION FOR TAX
Income tax	-	-

NET LOSS	$(2,273,378)	$(3,909,961)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING – BASIC AND DILUTED	878,846,013	706,016,990

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Series A Preferred Stock		Common Stock
	Number Of Shares	Amount	Number Of Shares	Amount	Number Of Shares	Amount	Additional Paid- in Capital	Share Subscription Payable	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2017	-	$ -	1,000,000	$ 1,000	665,556,526	$ 665,555	$22,379,274	$ 571,467	$(22,944,033)	$ 673,263
Shares issued for services and supplies	-	-	-	-	28,819,117	28,819	1,115,280	24,910	-	1,169,009
Shares issued for deposit on mineral property	-	-	-	-	6,000,000	6,000	318,000	-	-	324,000
Shares issued for equipment	-	-	-	-	4,452,309	4,452	119,865	(9,000)	-	115,317
Shares issued for cash	-	-	-	-	44,475,713	44,475	888,809	55,776	-	989,060
Shares issued for accounts payable	-	-	-	-	4,708,333	4,708	259,792	-	-	264,500
Shares issued for note principal and interest	-	-	-	-	21,410,949	21,410	446,083	(6,588)	-	460,905
Shares issued for to settle stock payable	-	-	-	-	500,000	500	136,504	-	-	137,004
Beneficial conversion feature	-	-	-	-	-	-	80,000	-	-	80,000
Net loss	-	-	-	-	-	-	-	-	(3,909,961)	(3,909,961)

Balance, March 31, 2018	-	-	1,000,000	1,000	775,922,947	775,919	25,743,607	636,565	(26,853,994)	303,097

Shares issued for services and supplies	-	-	-	-	27,857,226	27,857	370,171	29,811	-	427,839
Shares issued for equipment	-	-	-	-	-	-		-	-	-
Shares issued for cash	-	-	-	-	179,016,332	179,016	441,564	(145,080)	-	475,500
Shares issued for accounts payable	-	-	-	-	6,069,663	6,070	94,218	81,000	-	181,288
Shares issued for note principal and interest	-	-	-	-	22,982,807	22,983	261,974	33,194	-	318,151
Beneficial conversion feature	-	-	-	-	-	-	121,043	-	-	121,043
Settlement of stock payable	-	-	-	-	-	-	2,650	(2,650)	-	-
Issue of warrant	-	-	-	-	-	-	29,471	-	-	29,471
Net loss	-	-	-	-	-	-	-	-	(2,273,378)	(2,273,378)

Balance, March 31, 2019	-	$ -	1,000,000	$ 1,000	1,011,848,975	$1,011,845	$ 27,064,698	$ 632,840	$ 29,127,372)	$ (416,989)

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,273,378)	$(3,909,961)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	255,215	255,776
(Gain) loss on sale of equipment	(10,000)	-
Loss on settlement of debt and accounts payable	(171,112)	428,918
Stock-based compensation - services	427,839	1,306,013
Non cash Interest expense	634,755	477,923
Loss on change in fair value of derivative instrument	(151,533)	2,729
Impairment of mineral property	-	75,000
Changes in operating assets and liabilities:
Decrease (Increase) of other assets	(5,500)	32,972
Accounts payable and accrued liabilities, including related parties	298,542	273,061
NET CASH USED IN OPERATING ACTIVITIES	(995,172)	(1,057,569)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(111,981)	(105,196)
Proceeds from sale of equipment	10,000	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(101,981)	(105,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	555,487	135,000
Proceeds from issuance of notes payable - related party	67,410	-
Payment of notes payable	(13,000)	-
Proceeds from the issuance of convertible promissory notes	220,500	150,000
Repayment of convertible promissory note	(288,851)	-
Advances from related party	4,312	16,000
Payment of advances from related party	(38,118)	(91,904)
Proceeds from issuance of common stock, net	475,500	989,060
NET CASH PROVIDED BY FINANCING ACTIVITIES	983,240	1,198,156

INCREASE IN CASH	(113,913)	35,391

CASH, BEGINNING OF PERIOD	125,942	90,551

CASH, END OF PERIOD	$12,029	$125,942

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Discount for beneficial conversion feature recognized on issuance of notes payable	$150,513	$80,000
Shares issued for settlement of notes payable and interest	$234,949	$399,418
Shares issued to settle accounts payable	$100,288	$264,500
Shares issued for equipment	$-	$115,317
Shares issued for deposit on mineral property	$-	$324,000
Shares issued in conjunction with the issuance of notes payable and convertible promissory note	$83,201	$61,487
Initial value of embedded derivative liability	$-	$66,205
Reclassification of equipment held for sale of property and equipment	$56,438	$-
Reclassification of deposit on mineral property to property costs	$324,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended March 31, 2019, the Company incurred a net loss of $2,273,378 and used cash in operating activities of $995,172, and at March 31, 2019, had an accumulated deficit of $29,127,372. At March 31, 2019, the Company is in the exploration stage and has not earned revenue from planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2019, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. Certain 2018 financial statement amounts have been reclassified to conform to the financial statement presentation adopted in the current year.

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $17,018 and $73,456 as of March 31, 2019 and 2018, respectively. Equipment under construction at March 31, 2019 comprises a Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2019 and 2018, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2019 and 2018, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

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

At March 31, 2019 and 2018, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	March 31, 2019	March 31, 2018
Common stock issuable upon conversion of convertible notes payable	77,245,894	13,675,741
Common stock issuable to satisfy stock payable obligations	105,502,659	48,641,961
Total	182,748,553	62,317,702

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

March 31, 2019 and 2018

4. DEPOSIT ON MINERAL PROPERTIES

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

On January 23, 2018, the Company paid 6,000,000 shares of common stock valued at $324,000 ($0.0540 per share) to Cesar Maruicio Lemas Contreras as consideration to enter into three Letter of Intent agreements. At March 31, 2018, the payment was recorded as a deposit on mineral property in the consolidated balance sheet. On May 1, 2018, the $324,000 deposit on mineral properties was transferred to property costs on the consolidated balance sheet.

5. MINERAL PROPERTIES AND EXPLORATION COSTS

The following is a continuity of mineral property acquisition costs capitalized on the consolidated balance sheets during the years ended March 31, 2019 and 2018:

	Balance March 31, 2018	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2019
Ures Property (a)	$ -	$ -	$ -	$ -	$ -
Santa Elena Mine (b)	505,947	-	-	-	505,947
San Felix Project (c)	-	-	-	-	-
Project Mabel (See Note 4)	-	-	324,000	-	324,000
	$ 505,947	$ -	$ 324,000	$ -	$ 829,947

	Balance March 31, 2017	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2018
Ures Property (a)	$ -	$ -	$ -	$ -	$ -
Santa Elena Mine (b)	505,947	-	-	-	505,947
San Felix Project (c)	75,000	-	-	(75,000)	-
	$ 580,947	$ -	$ -	$ (75,000)	$ 505,947

The following is a continuity of exploration costs expensed in the consolidated statements of operation:

	Balance March 31, 2018	Cash Payments	Share-based Payments	Balance March 31, 2019
Ures Property (a)	$ 2,089,538	$ -	$ -	$ 2,089,538
Santa Elena Mine (b)	4,668,410	724,786	100,114	5,493,310
	$ 6,757,948	$ 724,786	$ 100,114	$ 7,582,848

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

5. MINERAL PROPERTIES AND EXPLORATION COSTS (Continued)

	Balance March 31, 2017	Cash Payments	Share-based Payments	Balance March 31, 2018
Ures Property (a)	$ 1,929,984	$ 138,644	$ 20,910	$ 2,089,538
Santa Elena Mine (b)	3,940,761	483,149	244,500	4,668,410
	$ 5,870,745	$ 621,793	$ 265,410	$ 6,757,948

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

(b)Santa Elena Mine

Santa Elena Mine (also known as Caborca or Julio) comprise seven concessions with a total of 898.028 hectares of exploration properties located 54km NW of Caborca, State of Sonora, Mexico. These property rights are owned by Mexus Gold Mining S.A. de C.V. At March 31, 2019, a total of $505,947 have been capitalized on the consolidated balance sheet for these property costs.

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

The total purchase price is US$2,000,000 of which the Company is 50% responsible. The required payment schedule is as follows: $150,000 by January 30, 2017, $500,000 by August 13, 2017, $500,000 by March 13, 2018, $500,000 by October 13, 2018, and $350,000 by May 13, 2019. On January 30, 2017, the Company paid $75,000 (50% of $150,000).

During the year ended March 31, 2018, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the requirement payment of $500,000 due on August 13, 2017 was not paid in accordance with the purchase agreement.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

6. PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	March 31, 2019 Net Book Value	March 31, 2018 Net Book Value
Mining tools and equipment	$ 1,713,451	$ 1,349,741	$ 363,710	$ 444,266
Vehicles	167,985	148,171	19,814	26,054
	$ 1,881,436	$ 1,497,912	$ 383,524	$ 470,320

Depreciation expense for the years ended March 31, 2019 and 2018 was $255,215 and $255,776, respectively.

7. ACCOUNTS PAYABLE – RELATED PARTIES

During the years ended March 31, 2019 and 2018, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $45,600 and $45,600, respectively. At March 31, 2019 and 2018, $140,448 and $97,023 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At March 31, 2019 and 2018, $294,256 and $277,646 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

8. NOTES PAYABLE – RELATED PARTIES

Notes due to North Pacific Gold were accumulated through a series of cash advances to the Company which are unsecured, non-interest bearing and due on demand. North Pacific Gold is controlled by Paul Thompson, Jr., an immediate family member of Paul D. Thompson Sr., the sole director and officer of the Company. As of March 31, 2019 and 2018, notes payable due to North Pacific Gold totaled $0 and $10,851, respectively.

9. NOTES PAYABLE

During the year ended March 31, 2014, the Company received cash advances of $164,502 from three unrelated shareholders of the Company. At March 31, 2019 and 2018, the balance of these advances outstanding totaled $15,000 and $15,000, respectively.

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

9. NOTES PAYABLE (Continued)

During the years ended March 31, 2018 and 2017, note principal and interest of $95,000 and $132,000 was paid through the issuance of shares of common stock, respectively, and $0 and $26,500 in cash, respectively.

During the year ended March 31, 2019, the Company received various advances for notes payable totaling $485,410 from eleven investors. These notes are unsecured and are due in one to twelve months from the date issue.

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

ii)Notes holders with $35,000 of principal earn interest at 0% to 20% per annum and are convertible into shares of common stock of the Company at $0.001 to $0.010 per share and received 560,000 shares of common stock of the Company value at $9,200 as an incentive to purchase Notes. These notes were initially recorded net of a debt discount of $19,200 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $19,200.

iii)Note holders with $31,500 of principal earn interest at 0% per annum with an issue price of $28,500 in cash and are convertible into shares of common stock of the Company at $0.004 to $0.065 per share. This notes were initially recorded net of a debt discount of $28,500 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $28,500.

iv)Notes holders with $13,000 of principal earn interest at 0% per annum with an issue price of $12,000 in cash

v)Notes holders with $27,500 in principal earn interest at 6% to 12% per annum.

vi)Note holder with $200,000 of principal earn interest at 6% per annum is convertible into shares of common stock of the Company at $0.00666667 per share. This note were initially recorded net of a debt discount of $40,000 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $40,000.

vii)Note Payable – Related Party - On August 8, 2018, the Company issued a Promissory Note (“Note”) to Paul Thompson Sr., the Chief Executive Officer and the sole director of the Company, for $21,110 in cash. The Note earns interest at 12% per annum. The Note and interest are convertible, at the option of the holder, into shares of common stock of the Company at a price of $0.00455 per share. This note were initially recorded net of a debt discount of $21,110 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $21,110.

vii)Note Payable – Related Party - On December 27, 2018, the Company issued a Promissory Note (“Note”) to Paul Thompson Sr., the Chief Executive Officer and the sole director of the Company, for $21,800 in cash. The Note earns interest at 12% per annum.

ix)Note Payable – Related Party - On January 23, 2019, the Company issued a Promissory Note (“Note”) to Paul Thompson Sr., the Chief Executive Officer and the sole director of the Company, for $24,500 in cash. The Note earns interest at 12% per annum and is due in six months. The Note and interest are may be settled, at the option of the holder, into shares of common stock of the Company at a price per share determined by the average of the last 30 day closing share price of the Company.

ix)Note holders with $43,217 of principal earn interest at 0% per annum with an issue price of $42,987 in cash and are convertible into shares of common stock of the Company at $0.006 per share. This notes were initially recorded net of a debt discount of $16,105 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $16,105.

xi)On March 11, 2019, the Company entered into a Loan Agreement (“Note”) for $70,000 in cash with a term of one year and one day. Upon signing the Note, the Company agreed to issue 3,000,000 shares of common stock of the Company. In addition, the Company agreed to issue a warrant with an exercise price of $0.05 per share once the Note is fully settled. The Note also states that the Company will repay the Note from 5% of the net profit from the Santa Elena Caborca gold project net smelter royalty until the Note is paid in full. After March 31, 2019, an additional $45,000 in cash was advanced in accordance with the Note.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

9. NOTES PAYABLE (Continued)

During the year ended March 31, 2019, note principal and interest of $64,500 and $95,000, respectively, was paid through the issuance of 12,121,153 shares of common stock with a fair value of $101,215 resulting in loss in settlement of debt of $34,172. In addition, during the years ended March 31, 2019 and 2018, the Company paid $6,500 and $0 in cash, respectively, to settle debt.

At March 31, 2019 and 2018, the carrying value of the advances received from April 1, 2013 to March 31, 2019 totaled $787,727 (net of unamortized debt discount of $94,127) and $83,600, respectively. At March 31, 2019, $394,257 of these notes were in default. There are no default provisions stated in these notes. At March 31, 2019 and 2018, accrued interest of $31,332 and $6,236, respectively, is included in accounts payable and accrued liabilities.

On January 19, 2016, the Company issued a promissory note (the “Note”) with a principal of amount of $77,150 bearing interest of 10% per annum to settle $77,150 in accounts payable due for accounting fees. Payments equal to 15% of cash proceeds received by the Company are due when equipment held for sale is sold. Any unpaid principal and interest is due in full on July 19, 2016. At March 31, 2019 and 2018, the balance of this note was $0 and $74,297, respectively. On May 25, 2018, the Company issued 7,429,654 shares of common stock valued at $133,734 ($0.0180 per share) to settle the Note resulting in a loss on settlement of $59,437.

Interest and amortization of debt discount was $327,177 and $89,567 for the year ended March 31, 2019 and 2018, respectively.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at March 31, 2019 is $93,641.

10. PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At March 31, 2019 and 2018, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of March 31, 2018, the Company has not made the scheduled payments and is in default on these promissory notes. The default rate on the notes is seven percent. At March 31, 2019 and 2018 accrued interest of $31,117 and $24,673, respectively, is included in accounts payable and accrued liabilities.

11. CONVERTIBLE PROMISSORY NOTE

JMJ Financial

On November 14, 2017, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), for a principal sum of $166,667 plus one-time 10% interest charge of $16,667 which matures on May 14, 2018 for $150,000 in cash. The Company may repay the Note and interest any time in cash before the maturity date without a prepayment penalty. If the Company defaults on repayment, this Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lesser of (a) $0.0375 or (b) 50% (40% if the conversion shares are not deliverable by DWAC) of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On issuance of the Note, an embedded derivative with a fair value of $66,205 was identified and recorded as debt discount (See Note 12). In conjunction with the Note, the Company issued 3,591,940 shares of common stock (“Origination Shares”) of the Company which was recorded as debt discount. The Origination Shares and the Note were valued at $51,920 and $31,875 upon issuance, respectively, using the relative fair value method. Additional interest expense is accreted on the Note between issuance and maturity dates with the expectation that principal and interest is likely to be settled in shares of common stock of the Company at a variable conversion price calculated at 40% of trade price of common stock of the Company. On May 16, 2018, the Company paid JMJ Financial $183,333 in cash to fully settle the Convertible Promissory Note issued on November 14, 2017 resulting in a gain on settlement of $275,000. At March 31, 2019 and 2018, the principal and interest outstanding of $0 and $391,482, respectively, is recorded net of unamortized debt discount of $0 and $36,818, respectively and a top-off liability of $58,067 was included in accounts payable and accrued liabilities at March 31, 2018. Interest and amortization of debt discount was $103,669 and $380,856 for the years ended March 31, 2019 and 2018.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

11. CONVERTIBLE PROMISSORY NOTE (Continued)

Power Up Lending Group Ltd.

On August 21, 2018, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $77,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing May 30, 2019 for $75,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $110,737, of which $77,500 was recorded as debt discount and the remainder of $33,237 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note in cash if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On January 17, 2019, the Company paid $105,520 in cash to Power Up Lending Group Ltd. to fully settle the Convertible Promissory Note resulting in a gain of settlement of $19,121. Interest and amortization of debt discount was $124,638 for the year ended March 31, 2019.

On November 7, 2018, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $78,000 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing August 30, 2019 for $75,500 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $50,690 which was recorded as a debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2019, the Note is recorded at an accreted value of $125,681 less unamortized debt discount of $48,879. Interest and amortization of debt discount was $51,990 for the year ended March 31, 2019.

On January 25, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $73,000 bearing a 12% annual interest rate and maturing November 15, 2019. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note in cash if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. At March 31, 2019, the Note is recorded at an accreted value of $114,708 less unamortized debt discount of $87,476. Interest and amortization of debt discount was $27,230 for the year ended March 31, 2019.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

12. CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Convertible Promissory Notes (“Notes”) with JMJ Financial with an issue date of November 14, 2017 and Power Up Lending Group Ltd. was accounted for under ASC 815. The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory notes derivative liabilities has been measured at fair value at November 14, 2017, March 31, 2018, August 21, 2018, November 7, 2018 and December 31, 2018, January 25, 2019 and March 31, 2018 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

	November 14, 2017	March 31, 2018	August 21, 2018	November 7, 2018	December 31, 2018	January 25, 2019	March 31, 2019
Closing share price	$0.038	$0.02467	$0.0155	$0.0085	$0.0066	$0.0080	$0.0112
Conversion price	$0.0348	$0.0200	$0.0076	$0.0078	$0.0057	$0.0055	$0.0100
Risk free rate	0.050%	0.050%	0.050%	0.050%	2.56%	2.56%	2.44% - 2.56%
Expected volatility	109%	157%	163%	176%	168% - 178%	185%	230%
Dividend yield	0%	0%	0%	0%	0%	0%	0%
Expected life (years)	0.5	0.13	0.77	0.81	0.41 – 0.66	0.81	0.42- 0.63

The fair value of the conversion option derivative liabilities is $113,091 and $68,934 at March 31, 2019 and 2018, respectively. The decrease (increase) in the fair value of the conversion option derivative liability for the year ended March 31, 2019 and 2018 of $151,533 and $(2,729), respectively, is recorded as a gain (loss) in the consolidated statements of operations.

13. CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of March 31, 2019, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

14. STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2019 and 2018:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at March 31, 2019 and 2018.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at March 31, 2019 and 2018.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 2,000,000,000 shares authorized: 1,011,848,975 and 755,922,947 shares issued and outstanding at March 31, 2019 and 2018, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

14. STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(i) Year Ended March 31, 2019

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

On January 15, 2019, the Company issued 7,333,333 shares of common stock to satisfy obligations under share subscription agreements of $18,667 for settlement of services and $9,000 for cash receipts included in share subscriptions payable.

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

On February 14, 2019, the Company issued 1,740,000 shares of common stock to satisfy obligations under share subscription agreements of $25,000 for services and $4,066 for interest included in share subscriptions payable.

On March 19, 2019, the Company issued 18,545,000 shares of common stock to satisfy obligations under share subscription agreements of $5,396 for services and $22,000 for cash receipts included in share subscriptions payable.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

14. STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

On March 25, 2019, the Company issued 16,600,000 shares of common stock to satisfy obligations under share subscription agreements of $11,900 for services and $16,200 for cash receipts included in share subscriptions payable.

(ii) Year Ended March 31, 2018

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

14. STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

Common Stock Payable

(i) Year Ended March 31, 2019

As at March 31, 2019, the Company had total subscriptions payable for 105,502,659 shares of common stock for $170,982 in cash, shares of common stock for interest valued at $40,606, shares of common stock for services valued at $340,252 and common stock for settlement of accounts payable valued at $81,000.

(ii) Year Ended March 31, 2018

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

15. RELATED PARTY TRANSACTIONS

During the years ended March 31, 2019 and 2018, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 7

Notes payable – related parties – Note 8

Notes payable – Note 9

16. INCOME TAXES

The Company had no income tax expense due to operating loss incurred for the years ended March 31, 2019 and 2018.

United States

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad and complex changes to the U.S. tax code. Certain of these changes may be applicable to the Company, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax (“AMT”), modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, and changing the rules pertaining to the taxation of profits earned abroad  (IRC Sec. 965. Changes in tax rates and tax laws are accounted for in the period of enactment. The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018.

Mexico

Corporations resident in Mexico are taxable on their worldwide income from all sources, including profits from business and property. The Company is subject to Mexico tax at a rate of 30% on taxable income, if any, from Mexico operations.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at March 31, 2019 and 2018 are comprised of the following:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Deferred tax assets:
Net-operating loss carryforward	$3,943,779	$3,619,659
Total deferred tax assets	3,943,779	3,619,659
Valuation allowance	(3,943,779)	(3,619,659)
Deferred tax assets, net of allowance	$-	$-

	Year Ended March 31, 2019	Year Ended March 31, 2018
Federal
Current	$-	$-
Deferred	3,943,779	3,619,659
State	-	-
Current	-	-
Deferred	-	-
Change in valuation allowance	(3,943,779)	(3,619,659)
Income tax provision	$-	$-

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

16. INCOME TAXES (Continued)

During the ended March 31, 2018, the deferred tax asset was decreased by $2,186,393 for the reduction in the enacted U.S. Federal corporate tax rate from 35% to 21% in 2018.

At March 31, 2019, the Company had net operating loss carry forwards for federal tax purposes of approximately $18.7 million which expires in years 2030 through 2040. It appears that the Company had generated net operating losses, since 2010, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. The Company has not completed its IRC Section 382 Valuation, as required and the NOL’s because of potential Change of Ownerships might be completely worthless. Therefore, Management of the Company has recorded a full valuation reserve; since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at March 31, 2019. The valuation allowance increased by approximately $0.3 million as of March 31, 2019.

Corporations resident in Mexico are taxable on their worldwide income from all sources, including profits from business and property. The Company is subject to Mexico tax at a rate of 30% on taxable income, if any, from Mexico operations.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Statutory Federal Income Tax Rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Income tax provision	$ -	$ -

The Company has not identified any uncertain tax positions requiring a reserve as of March 31, 2019

The Company is delinquent in filing its United States Corporate Income Tax Returns, since the 2009 tax year end. The Internal Revenue Service can impose penalties for noncompliance upon delinquent filings. All years remain open to audit by statute, due to non-filing. Management is planning to get the Company up to date with such delinquent filings, as of the statement date.

17. SUBSEQUENT EVENTS

Common Stock Issued

On April 17, 2019, the Company issued 53,799,286 shares of common stock to satisfy obligations under share subscription agreements of $47,600 for settlement of services, $4,392 for interest and $139,500 for cash receipts included in share subscriptions payable.

On April 30, 2019, the Company issued 15,444,439 shares of common stock to satisfy obligations under share subscription agreements of $7,000 for settlement of services and $15,500 for cash receipts included in share subscriptions payable.

On May 8, 2019, the Company issued 45,882,143 shares of common stock to satisfy obligations under share subscription agreements of $48,496 for settlement of services, $117,400 to settle accounts payable, $2,254 for interest and $32,100 for cash receipts included in share subscriptions payable.

On June 4, 2019, the Company issued 16,678,333 shares of common stock to satisfy obligations under share subscription agreements of $13,291 for settlement of services and $23,000 for cash receipts included in share subscriptions payable.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

17. SUBSEQUENT EVENTS (Continued)

On June 18, 2019, the Company issued 23,445,000 shares of common stock to satisfy obligations under share subscription agreements of $101,078 for settlement of services, $18,050 for cash receipts, $6,500 to settle notes payable and $3,960 for interest included in share subscriptions payable.

On July 2, 2019, the Company issued 5,000,000 shares of common stock to satisfy obligations under share subscription agreements of $10,000 for cash receipts.

Common Stock Payable

For the period of April 1, 2019 to July 2, 2019, the Company issued subscriptions payable for 115,280,666 shares of common stock for $194,645 in cash ($0.0017 per share).

For the period of April 1, 2019 to July 2, 2019, the Company issued subscriptions payable for 10,350,000 shares of common stock for $106,165 in services ($0.0103 per share).

For the period of April 1, 2019 to July 2, 2019, the Company issued subscriptions payable for 4,000,000 shares of common stock for $36,400 for settlement of accounts payable ($0.0091 per share).

For the period of April 1, 2019 to July 2, 2019, the Company issued subscriptions payable for 6,500,000 shares of common stock for $6,500 in equipment ($0.001 per share).

For the period of April 1, 2019 to July 2, 2019, the Company issued subscriptions payable for 1,000,000 shares of common stock for $8,500 in interest ($0.085 per share).

For the period of April 1, 2019 to July 2, 2019, the Company issued additional subscriptions payable for 2,484,750 shares of common stock to settle stock payable obligations.

Notes Payable

On April 5, 2019, the Company issued a Promissory Note (“Note”) for $41,000 in cash. The Note earns interest at 12% per annum, matures on April 6, 2020 and is convertible into shares of common stock of the Company, the option of the Holder, at $0.005 per share.

On May 14, 2019, the Company issued a Promissory Note (“Note”) for $90,000 in cash with a face value of $95,000. The face value of the Note is due on May 24, 2019 plus an additional 1,000,000 shares of common stock of the Company. On May 17, 2019 and June 16, 2019, the Company paid the holder $60,000 and $35,000, respectively.

On April 15, 2019, the Company issued a promissory note (“Note”) with a principal of amount of $66,754 bearing interest of 10% per annum to settle $66,654 in accounts payable due for accounting fees. The Note is due on June 30, 2020. The holder of the Note, may convert principal and interest into shares of common stock of the Company at $0.005 per share.

On March 11, 2019, the Company entered into a Loan Agreement (“Note”) for $70,000 in cash with a term of one year and one day. Upon signing the Note, the Company agreed to issue 3,000,000 shares of common stock of the Company. In addition, the Company agreed to issue a warrant with an exercise price of $0.05 per share once the Note is fully settled. The Note also states that the Company will repay the Note from 5% of the net profit from the Santa Elena Caborca gold project net smelter royalty until the Note is paid in full. After March 31, 2019, an additional $45,000 in cash was advanced in accordance with the Note.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

17. SUBSEQUENT EVENTS (Continued)

Power Up Lending Group Ltd.

On April 5, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $88,000 bearing a 12% annual interest rate and maturing February 20, 2020. After 170 days after the issued date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest.

On May 10, 2019, the Company paid $111,531 in cash to Power Up Lending Group Ltd. to fully settle the Convertible Promissory Note issued on November 7, 2018. The carrying value of the Convertible Promissory Note on March 31, 2019 was $76,800.

On June 11, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 bearing a 12% annual interest rate and maturing April 15, 2020. After 170 days after the issued date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest.

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

Signatures	Title	Date

/s/ Paul D. Thompson Sr.	Chief Executive Officer	July 10, 2019
Paul D. Thompson Sr.	Chief Financial Officer
Principal Executive Officer
Principal Financial Officer
President
Secretary
Director