Form 10-K/A
period 2019-03-31
Mexus Gold US
filed 2019-07-16
CIK 1355677

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

EXPLANATORY NOTE

The sole purpose of this Amendment # 1 to Annual Report on Form 10-K ("Form 10-K") for the year ended March 31, 2019, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

Signatures	Title	Date

/s/ Paul D. Thompson Sr.	Chief Executive Officer	July 15, 2019
Paul D. Thompson Sr.	Chief Financial Officer
Principal Executive Officer
Principal Financial Officer
President
Secretary
Director