Form 10-Q
period 2019-06-30
Mexus Gold US
filed 2019-08-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer (Do not check if smaller reporting company)	[X]	Smaller reporting company
[ ]	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]
No	[X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes	[ ]
No	[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 7, 2019, there were 1,273,603,842 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019		March 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$4,123	$	$ 12,029
Prepaid and other assets	-		5,500
TOTAL CURRENT ASSETS	4,123		17,529

FIXED ASSETS
Property and equipment, net of accumulated depreciation	367,859		383,524
TOTAL FIXED ASSETS	367,859		383,524

OTHER ASSETS
Equipment under construction	17,018		17,018
Property costs	829,947		829,947
TOTAL OTHER ASSETS	846,965		846,965

TOTAL ASSETS	$1,218,947		$1,248,018

LIABILITIES AND STOCKHOLDERS' DEFICIT(EQUITY)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$185,551		$254,578
Accounts payable - related party	426,117		434,704
Notes payable (net unamortized debt discount of $162,396 and $94,127, respectively)	713,675		626,190
Notes payable - related party	67,410		67,410
Promissory notes	65,000		65,000
Convertible promissory note (net of debt discount of $242,602 and $136,355, respectively)	143,767		104,034
Convertible promissory note derivative liability	276,090		113,091
TOTAL CURRENT LIABILITIES	1,877,610		1,665,007

TOTAL LIABILITIES	1,877,610		1,665,007

CONTINGENT LIABILITIES (Note 13)

STOCKHOLDERS' (DEFICIT) EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-		-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-		-
2,000,000,000 shares of Common Stock, $0.001 par value per share	-		-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2019)	1,000		1,000
1,167,098,176 shares of Common Stock (1,011,848,975 - March 31, 2019)	1,167,094		1,011,845
Additional paid-in capital	27,591,983		27,064,698
Share subscription payable	547,830		632,840
Accumulated deficit	(29,966,570)		(29,127,372)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(658,663)		(416,989)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,218,947		$1,248,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,
	2019	2018
REVENUES
Revenues	$-	$-
Total revenues	-	-

Expenses
Exploration	194,147	222,286
General and administrative	216,639	192,726
Stock-based expense - consulting services	238,165	69,425
Loss on settlement of accounts payable	16,400	23,400
Total operating expenses	665,351	507,837

OTHER INCOME (EXPENSE)
Foreign exchange	(1,974)	5,146
Interest	(214,847)	(166,683)
Gain (loss) Loss on settlement of debt	15,471	215,563
Loss (gain) on convertible promissory note derivative liability	27,503	68,934
	(173,847)	122,960

NET LOSS BEFORE PROVISION FOR TAX	(839,198)	(384,877)

Income tax	-	-

NET LOSS	$(839,198)	$(384,877)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,100,530,165	798,515,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

Three Months Ended June 30, 2018

	Preferred Stock		Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Share Subscription Payable	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2018	-	$ -	1,000,000	$ 1,000	775,922,947	$ 775,919	$ 25,743,607	$ 636,565	$ (26,853,994)	$ 303,097

Shares issued for services and supplies	-	-	-	-	4,752,410	4,752	93,333	(28,660)	-	69,425
Shares issued for cash	-	-	-	-	26,443,000	26,443	219,837	(52,280)	-	194,000
Shares issued for note principal and interest	-	-	-	-	6,069,663	6,070	94,218	174,335	-	274,623
Shares issued for to settle stock payable	-	-	-	-	-	-	15,328	-	-	15,328
Net loss	-	-	-	-	-	-	-	-	(384,877)	(384,877)
Balance, June 30, 2018	-	$ -	1,000,000	$ 1,000	813,188,020	$ 813,184	$ 26,166,323	$ 729,960	$ (27,238,871)	$ 471,596

Three Months Ended June 30, 2019

Balance, March 31, 2019	-	$ -	1,000,000	$ 1,000	1,011,848,975	$ 1,011,845	$ 27,064,698	$ 632,840	$ (29,127,372)	$ (416,989)

Shares issued for services and supplies	-	-	-	-	12,569,207	12,569	204,895	20,700	-	238,164
Shares issued for cash	-	-	-	-	114,044,994	114,045	114,105	(22,604)	-	205,546
Shares issued for accounts payable	-	-	-	-	19,000,000	19,000	98,400	(81,000)	-	36,400
Shares issued for note principal and interest	-	-	-	-	9,635,000	9,635	7,471	(2,106)	-	15,000
Beneficial conversion features	-	-	-	-	-	-	102,414	-	-	102,414
Net loss	-	-	-	-	-	-	-	-	(839,198)	(839,198)
Balance, June 30, 2019	-	$ -	1,000,000	$ 1,000	1,167,098,176	$ 1,167,094	$ 27,591,983	$ 547,830	$ (29,966,570)	$ (658,663)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(839,198)	$(384,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,790	67,388
Gain on settlement of debt and accounts payable	(15,471)	(192,163)
Stock-based compensation - services	238,164	69,425
Non cash Interest expense	194,882	162,744
Gain on change in fair value of derivative instrument	(27,503)	(68,934)
Changes in operating assets and liabilities:
Decrease (Increase) of other assets	5,500	-
Accounts payable and accrued liabilities, including related parties	27,040	40,514
NET CASH USED IN OPERTATING ACTIVITIES	(356,796)	(305,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(44,125)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITES	(44,125)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	184,000	186,500
Payment of notes payable	(90,000)	(6,500)
Proceeds from the issuance of convertible promissory notes	205,000	-
Repayment of convertible promissory note	(111,531)	(183,333)
Advances from related party	-	3,000
Payment of advances from related party	-	(3,834)
Proceeds from issuance of common stock, net	205,546	194,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	393,015	189,833

DECREASE IN CASH	(7,906)	(116,070)

CASH, BEGINNING OF PERIOD	12,029	125,942
CASH, END OF PERIOD	$4,123	$9,872

Supplemental disclosure of cash flow information:
Interest paid	$5,270	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Discount for beneficial conversion feature recognized on issuance of notes payable	$102,414	$15,328
Shares issued for settlement of notes payable and interest	$6,500	$133,734
Shares issued to settle accounts payable	$36,400	$100,288
Note payable issued to settle accounts payable	$66,754	$-
Shares issued in conjunction with the issuance of notes payable and convertible promissory note	$8,500	$40,601
Initial value of embedded derivative liability	$190,502	$-
Reclassification of equipment held for sale of property and equipment	$-	$56,438
Reclassification of deposit on mineral property to property costs	$-	$324,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

2. BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the unaudited condensed consolidated financial statements, footnote disclosures and other information normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at March 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions on an ongoing basis using currently available information. Actual results could differ from those estimates. Three-month figures are not necessarily indicative of the results to be reported at the year end.

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

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

2. BASIS OF PREPARATION (CONTINUED)

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight-line basis over their expected useful lives as follows (see Note 4):

Mining tools and equipment	7 years
Watercraft	7 years
Vehicles	3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $17,018 and $17,018 as of June 30, 2019 and March 31, 2019, respectively. Equipment under construction at June 30, 2019 comprises a Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2019 and 2018, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

2. BASIS OF PREPARATION (CONTINUED)

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of June 30, 2019 and March 31, 2019, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

At June 30, 2019 and March 31, 2019, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

2. BASIS OF PREPARATION (CONTINUED)

	June 30, 2019	March 31, 2019
Common stock issuable upon conversion of notes payable and convertible notes payable	129,268,713	77,245,894
Common stock issuable to satisfy stock payable obligations	117,302,207	105,502,659
Total	246,570,920	182,748,553

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of ASU 2016-02 on April 1, 2019 did not have a material impact since the Company on the date of adoption had short-term leases and elected not to apply the recognition requirement.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2019, the Company incurred a net loss of $839,198 and used cash in operating activities of $356,796, and at June 30, 2019, had an accumulated deficit of $29,966,570. At June 30, 2019, the Company is in the exploration stage and has not earned revenue from planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2019, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

4. PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	June 30, 2019 Net Book Value	March 31, 2019 Net Book Value
Mining tools and equipment	$ 1,754,451	$ 1,405,021	$ 349,430	$ 363,710
Vehicles	171,110	152,681	18,429	19,814
	$ 1,925,561	$ 1,557,702	$ 367,859	$ 383,524

Depreciation expense for three months ended June 30, 2019 and 2018 was $59,790 and $67,388, respectively.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

5. ACCOUNTS PAYABLE – RELATED PARTIES

During the three months ended June 30, 2019 and 2018, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $11,400, respectively. At June 30, 2019 and March 31, 2019, $151,848 and $140,448 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At June 30, 2019 and March 31, 2019, $274,269 and $294,256 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

6. NOTES PAYABLE AND NOTES PAYABLE RELATED PARTY

During the three months ended June 30, 2019, the Company issued the following notes payable:

i)On April 5, 2019, the Company issued a promissory note (“Note”) for $41,000 in cash. The Note earns interest at 12% per annum, matures on April 6, 2020 and is convertible into shares of common stock of the Company, the option of the Holder, at $0.005 per share. This Note were initially recorded net of a debt discount of $41,000 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $41,000.

ii)On April 15, 2019, the Company issued a promissory note (“Note”) with a principal of amount of $66,754 bearing interest of 10% per annum to settle $66,754 in accounts payable due for accounting fees. The Note is due on June 30, 2020. The holder of the Note may convert principal and interest into shares of common stock of the Company at $0.005 per share. This Note were initially recorded net of a debt discount of $61,414 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $61,414.

iii)On May 14, 2019, the Company issued a promissory note (“Note”) for $90,000 in cash with a face value of $95,000. The face value of the Note was due on May 24, 2019 plus an additional 1,000,000 shares of common stock of the Company. On May 17, 2019 and June 17, 2019, the Company paid the Note holder $60,000 and $35,000, respectively. The 1,000,000 shares of common stock was valued at $8,500 ($0.0085 per share) and recorded as interest expense. An additional $270 was paid to reimburse the Holder for fees.

iv)On March 11, 2019, the Company entered into a loan agreement (“Note”) for $70,000 in cash with a term of one year and one day. Upon signing the Note, the Company agreed to issue 3,000,000 shares of common stock of the Company. In addition, the Company agreed to issue a warrant with an exercise price of $0.05 per share once the Note is fully settled. The Note also states that the Company will repay the Note from 5% of the net profit from the Santa Elena Caborca gold project net smelter royalty until the Note is paid in full. During the three months ended June 30, 2019, an additional $50,000 in cash was advanced in accordance with the terms of the Note.

v)Promissory notes with $3,000 in principal that earn interest at 10% per annum and a term of nine months.

During the three months ended June 30, 2019 and 2018, note principal and interest of $6,500 and $0, respectively, was paid through the issuance of 6,500,000 and 0 shares of common stock, respectively. In addition, during the three months ended June 30, 2019 and 2018, the Company paid $90,000 and $6,500 in cash, respectively, to settle debt.

At June 30, 2019 and March 31, 2019, the carrying value of the notes totaled $781,085 (net of unamortized debt discount of $162,396 and $693,600 (net of unamortized debt discount of $94,127), respectively. At June 30, 2019, $423,702 of these notes were in default. There are no default provisions stated in these notes. At June 30, 2019 and March 31, 2019, accrued interest of $42,851 and $31,332, respectively, is included in accounts payable and accrued liabilities.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

6. NOTES PAYABLE AND NOTES PAYABLE RELATED PARTY (CONTINUED)

Notes payable – related party – Included in notes payable at June 30, 2019 are notes payable – related party of $67,410 and $67,410, respectively, due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest of 12% per annum.

Interest and amortization of debt discount was $47,914 and $49,225 for the three months ended June 30, 2019 and 2018, respectively.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at June 30, 2019 is $28,197.

7. PROMISSORY NOTES

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At June 30, 2019 and March 31, 2019, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of June 30, 2019, the Company has not made the scheduled payments and is in default on this promissory note. The default rate on the notes is seven percent. At June 30, 2019 and March 31, 2019, accrued interest of $32,794 and $31,117, respectively, is included in accounts payable and accrued liabilities.

8. CONVERTIBLE PROMISSORY NOTES

Power Up Lending Group Ltd.

On November 7, 2018, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $78,000 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing August 30, 2019 for $75,500 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $50,690 which was recorded as a debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2019, the Note is recorded at an accreted value of $125,681 less unamortized debt discount of $48,879. On May 10, 2019, the Company paid $111,531 in cash to Power Up Lending Group Ltd. to fully settle the Note resulting in a gain of settlement of $15,471. Interest and amortization of debt discount was $50,203 for the three months ended June 30, 2019.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On January 25, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $73,000 less transaction costs of $3,000 bearing a 12% annual interest rate and maturing November 15, 2019 for $70,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $76,073, of which $70,000 was recorded as debt discount and the remainder of $6,073 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note in cash if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. At June 30, 2019 and March 31, 2019, the Note is recorded at an accreted value of $118,068 and $114,708, respectively, less unamortized debt discount of $52,714 and $87,476, respectively. Interest and amortization of debt discount was $38,122 for the three months ended June 30, 2019.

On April 5, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $88,000 less transaction costs of $3,000 bearing a 12% annual interest rate and maturing February 28, 2020 for $85,000 in cash. After 170 days after the issued date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $74,311 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. At June 30, 2019, the Note is recorded at an accreted value of $139,212 less unamortized debt discount of $92,099. Interest and amortization of debt discount was $36,423 for the three months ended June 30, 2019.

On May 9, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $83,000 less transaction costs of $3,000 bearing a 12% annual interest rate and maturing March 15, 2020 for $80,000 in cash. After 170 days after the issued date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $77,741 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. At June 30, 2019, the Note is recorded at an accreted value of $129,875 less unamortized debt discount of $104,462. Interest and amortization of debt discount was $23,156 for the three months ended June 30, 2019.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On June 11, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing April 15, 2020 for $40,000 in cash. After 170 days after the issued date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $38,450 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. At June 30, 2019, the Note is recorded at an accreted value of $65,793 less unamortized debt discount of $59,906. Interest and amortization of debt discount was $4,334 for the three months ended June 30, 2019.

9. CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Convertible Promissory Notes (“Notes”) with Power Up Lending Group Ltd. was accounted for under ASC 815. The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory notes derivative liabilities has been measured at fair value at March 31, 2019, April 5, 2019, May 9, 2019, June 11, 2019 and June 30, 2019 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

	March 31, 2019	April 5, 2019	May 9, 2019	June 11, 2019	June 30, 2019
Closing share price	$0.0112	$0.0119	$0.0080	$0.0088	$0.01
Conversion price	$0.0100	$0.0100	$0.0063	$0.0071	$0.0075
Risk free rate	2.44% - 2.56%	2.56%	2.10%	2.10%	2.10%
Expected volatility	230%	213%	216%	220%	216% - 256%
Dividend yield	0%	0%	0%	0%	0%
Expected life (years)	0.42- 0.63	0.88	0.92	0.85	0.38 – 0.79

The fair value of the conversion option derivative liabilities is $276,090 and $113,091 at June 30, 2019 and March 31, 2019, respectively. The decrease (increase) in the fair value of the conversion option derivative liability for the three months ended June 30, 2019 and 2018 of $27,503 and $68,934, respectively, is recorded as a gain (loss) in the condensed consolidated statements of operations.

10. CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of June 30, 2019, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2019 and March 31, 2019:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at June 30, 2019 and March 31, 2019.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at June 30, 2019 and March 31, 2019.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

11. STOCKHOLDERS’ EQUITY (DEFICIT)(CONTINUED)

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 2,000,000,000 shares authorized: 1,167,098,176 and 1,011,848,975 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

Common Stock Payable

As at June 30, 2019, the Company had total subscriptions payable for 117,302,307 shares of common stock for $148,377 in cash, shares of common stock for interest valued at $38,500 and shares of common stock for services valued at $360,953.

12. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2019 and 2018, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 5

Notes payable – Note 6

13. SUBSEQUENT EVENTS

Common Stock Issued

On July 2, 2019, the Company issued 5,000,000 shares of common stock to satisfy obligations under share subscription agreements of $10,000 for cash receipts.

On July 9, 2019, the Company issued 17,314,000 shares of common stock to satisfy obligations under share subscription agreements of $57,200 for settlement of services and $20,785 for cash receipts included in share subscriptions payable.

On July 10, 2019, the Company issued 61,108,334 shares of common stock to satisfy obligations under share subscription agreements of $90,000 for settlement of services and $90,110 for cash receipts included in share subscriptions payable.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

13. SUBSEQUENT EVENTS (CONTINUED)

On July 22, 2019, the Company issued 22,083,332 shares of common stock to satisfy obligations under share subscription agreements for $25,500 for cash receipts included in share subscriptions payable.

On July 29, 2019, the Company cancelled 1,000,000 shares of common stock originally issued to satisfy obligations under share subscription agreements of $5,000 for cash receipts.

Common Stock Payable

For the period of July 1, 2019 to August 7, 2019, the Company issued subscriptions payable for 73,149,997 shares of common stock for $97,500 in cash ($0.0013 per share).

For the period of July 1, 2019 to August 7, 2019, the Company issued subscriptions payable for 4,000,000 shares of common stock for $38,400 in services ($0.0096 per share).

Power Up Lending Group Ltd.

On July 18, 2019, the Company paid $104,188 in cash to Power Up Lending Group Ltd. to fully settle the Convertible Promissory Note issued on January 25, 2019. The carrying value of the Convertible Promissory Note on June 30, 2019 was $65,354.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three months ended June 30, 2019 and 2018. All amounts herein are in U.S. dollars.

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

We had a net loss during the three months ended June 30, 2019 of $839,198 compared to a net loss of $384,877 during the same period in 2018. The increase in net loss is primarily attributable (i) an increase in stock-based expense – consulting services of $168,740 and (ii) an increase in general and administrative services of $23,913. The increase in the net loss is partially offset by a decrease in exploration expenses of $28,139.

Revenue

For the three months ended June 30, 2019, we had revenues of $0 compared to $0 for the three months ended June 30, 2018.

Operating Expenses

Total operating expenses increased to $665,351 for three months ended June 30, 2019, compared to $507,837 for the three months ended June 30, 2018. The increase in operating expenses was primarily due to increases in stock-based expense – consulting services and general and administration expense.

Other Income (Expense)

We reported $173,847 of other expense during the three months ended June 30, 2019 compared to $122,960 of other income during the same period in 2018.

Changes in other income (expense) is mainly attributable to a decrease in loss on settlement of debt and decrease in loss on change in fair value of derivatives which was partially offset by an increase interest expense. The increase in interest expense is primarily due to the issuance of the convertible promissory notes to Power Up Lending Group Ltd.

Liquidity and Capital Resources

At June 30, 2019, we had cash of $4,123 compared to cash of $12,029 at June 30, 2018.

Our property and equipment decreased to $367,859 at June 30, 2019, compared to $383,524 at March 31, 2019. The decrease in equipment is largely due to depreciation expense of $59,790 during the three months ended June 30, 2019 and partially offset by $44,125 for the purchase of equipment.

Our equipment under construction to $17,018 at June 30, 2019, compared to $17,018 at March 31, 2019.

Our mineral properties increased to $829,947 at June 30, 2019, compared to $829,947 at March 31, 2019.

Total assets decrease to $1,218,947 at June 30, 2019, compared to $1,248,018 at March 31, 2019. The majority of the decrease in assets relates to a $59,790 of depreciation expense.

Our total liabilities increased to $1,877,610 at June 30, 2019, compared to $1,665,007 as of March 31, 2019. The increase in our total liabilities can be primarily attributed to the issuance of notes payable and convertible promissory notes to Power Up Lending Group Ltd. along with the related convertible promissory note derivative liability.

Our working capital deficit at June 30, 2019 and March 31, 2019 is $1,873,487 and $1,647,478, respectively.

Our net cash used in operating activities for the three months ended June 30, 2019 and 2018 is $356,796 and $305,903, respectively. Our net loss for the three months ended June 30, 2019 of $839,198 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $59,790, stock-based compensation – services of $238,164 and non-cash interest expense of $194,882.

Our net cash (used in) provided by investing activities for the three months ended June 30, 2019 and 2018 is $(44,125) and $0, respectively, mainly due to the purchase of equipment.

Our net cash provided by financing activities for the three months ended June 30, 2019 and 2018 is $393,015 and $189,833, respectively, mainly due to issuance of notes payable, convertible promissory notes and common stock.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2019, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2018 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2019: (i) appoint a financial expert and independent Directors to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

At June 30, 2019 and March 31, 2019, the carrying value of the notes totaled $781,085 (net of unamortized debt discount of $162,396 and $693,600 (net of unamortized debt discount of $94,127), respectively. At March 31, 2019, $423,702 of these notes were in default. There are no default provisions stated in these notes. At June 30, 2019 and 2018, accrued interest of $42,851 and $31,332, respectively, is included in accounts payable and accrued liabilities.

On April 18, 2013, the Company issued Promissory Notes for $255,000 in cash. The Notes bear interest of 4% per annum and are due on December 31, 2013. The Notes are secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. In addition, a fee of 2,550,000 shares of common stock of the Company valued at $501,075 ($0.1965 per share) was paid to the Note holders on April 18, 2013. These financing fees were capitalized in the consolidated balance sheet as deferred finance expense and were being amortized on a straight-line basis, which approximates the effective interest rate method, as interest expense over the life of the Promissory Notes. On August 24, 2015, $100,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On December 1, 2015, $60,000 of these Promissory Notes were settled on issuance of a convertible promissory note. On September 19, 2016, the Company issued 570,750 shares of common stock with a fair value $44,234 ($0.0775 per share) to settle a promissory note with principal of $20,000. On March 31, 2017, a promissory note with principal of $10,000 was settled for no consideration and recorded as a gain on the consolidated statement of operations. At March 31, 2019 and 2018, outstanding Promissory Notes were $65,000 and $65,000, respectively. As of March 31, 2018, the Company has not made the scheduled payments and is in default on this promissory note. The default rate on the notes is seven percent. At June 30, 2019 and March 31, 2019, accrued interest of $32,794 and $31,117, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements
Condensed Consolidated Balance Sheets at June 30, 2019 (unaudited) and March 31, 2019
Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018 (unaudited)
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

August 14, 2019

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director