Form 10-Q
period 2019-09-30
Mexus Gold US
filed 2019-11-19
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
	(Do not check if smaller reporting company)	[ ]	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]
No	[X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes	[ ]
No	[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2019, there were 1,451,003,869 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$49,650	$12,029
Prepaid and other assets	-	5,500
TOTAL CURRENT ASSETS	49,650	17,529

FIXED ASSETS
Property and equipment, net of accumulated depreciation	337,348	383,524
TOTAL FIXED ASSETS	337,348	383,524

OTHER ASSETS
Equipment under construction	-	17,018
Property costs	829,947	829,947
TOTAL OTHER ASSETS	829,947	846,965

TOTAL ASSETS	$1,216,945	$1,248,018

LIABILITIES AND STOCKHOLDERS' DEFICIT(EQUITY)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$271,351	$254,578
Accounts payable - related party	412,016	434,704
Notes payable (net unamortized debt discount of $125,206 and $94,127, respectively)	759,866	626,190
Notes payable - related party	75,110	67,410
Promissory notes	65,000	65,000
Convertible promissory note (net of debt discount of $187,858 and $136,355, respectively)	237,061	104,034
Convertible promissory note derivative liability	254,467	113,091
TOTAL CURRENT LIABILITIES	2,074,871	1,665,007

TOTAL LIABILITIES	2,074,871	1,665,007

CONTINGENT LIABILITIES (Note 13)

STOCKHOLDERS' (DEFICIT) EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
2,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2019)	1,000	1,000
1,397,287,172 shares of Common Stock (1,011,848,975 - March 31, 2019)	1,397,283	1,011,845
Additional paid-in capital	28,014,189	27,064,698
Share subscription payable	410,237	632,840
Accumulated deficit	(30,680,635)	(29,127,372)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(857,926)	(416,989)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,216,945	$1,248,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Revenues	$-	$-	$-	$-
Total revenues	-	-	-	-

Expenses
Exploration	180,118	107,368	374,263	329,655
General and administrative	270,417	141,423	487,057	334,149
Stock-based expense - consulting services	137,250	164,531	375,415	233,956
Loss on settlement of accounts payable	-	-	16,400	-
Total operating expenses	587,785	413,322	1,253,135	897,760

OTHER INCOME (EXPENSE)
Foreign exchange	188	(1,272)	(1,786)	3,875
Interest	(248,747)	(169,435)	(463,594)	(336,118)
Gain on sale of equipment	-	10,000	-	10,000
Gain (loss) Loss on settlement of debt	(85,448)	(31,297)	(69,977)	160,866
Loss (gain) on convertible promissory note derivative liability	207,727	29,437	235,229	98,371
	(126,280)	(162,567)	(300,128)	(63,006)

NET LOSS BEFORE PROVISION FOR TAX	(714,065)	(575,889)	(1,553,263)	(960,766)

Income tax	-	-	-	-

NET LOSS	$(714,065)	$(575,889)	$(1,553,263)	$(960,766)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	1,305,765,516	840,220,949	1,203,708,594	821,310,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

Three Months Ended September 30, 2018

	Preferred Stock		Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Share Subscription Payable	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2018	-	$-	1,000,000	$1,000	813,188,020	$813,184	$26,166,323	$729,960	$(27,238,871)	$471,596

Shares issued for services and supplies	-	-	-	-	8,574,809	8,575	103,231	52,725	-	164,531
Shares issued for cash	-	-	-	-	57,616,666	57,616	163,384	(169,000)	-	52,000
Shares issued for note principal and interest	-	-	-	-	3,200,000	3,200	40,640	31,500	-	75,340
Beneficial conversion features	-	-	-	-	-	-	49,610	-	-	49,610
Net loss	-	-	-	-	-	-	-	-	(575,889)	(575,889)
Balance, September 30, 2018	-	$-	1,000,000	$1,000	882,579,495	$882,575	$26,523,188	$645,185	$(27,814,760)	$237,188

Six Months Ended September 30, 2018

	Preferred Stock		Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Share Subscription Payable	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2018	-	$-	1,000,000	$1,000	775,922,947	$775,919	$25,743,607	$636,565	$(26,853,994)	$303,097

Shares issued for services and supplies	-	-	-	-	13,327,219	13,327	196,564	24,065	-	233,956
Shares issued for cash	-	-	-	-	84,059,666	84,059	383,221	(221,280)	-	246,000
Shares issued for note principal and interest	-	-	-	-	9,269,663	9,270	134,858	205,835	-	349,963
Beneficial conversion features	-	-	-	-	-	-	64,938	-	-	64,938
Net loss	-	-	-	-	-	-	-	-	(960,766)	(960,766)
Balance, September 30, 2018	-	$-	1,000,000	$1,000	882,579,495	$882,575	$26,523,188	$645,185	$(27,814,760)	$237,188

Three Months Ended September 30, 2019

	Preferred Stock		Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Share Subscription Payable	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2019	-	$-	1,000,000	$1,000	1,167,098,176	$1,167,094	$27,591,983	$547,830	$(29,966,570)	$(658,663)

Shares issued for services and supplies	-	-	-	-	36,500,000	36,500	277,000	(176,250)	-	137,250
Shares issued for cash	-	-	-	-	188,688,996	188,689	101,706	(70,795)	-	219,600
Shares issued for accounts payable	-	-	-	-	-	-	-	-	-	-
Shares issued for note principal and interest	-	-	-	-	5,000,000	5,000	43,500	103,292	-	151,792
Shares issued for equipment	-	-	-	-	-	-	-	6,160	-	6,160
Beneficial conversion features	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(714,065)	(714,065)
Balance, September 30, 2019	-	$-	1,000,000	$1,000	1,397,287,172	1,397,283	$28,014,189	$410,237	$(30,680,635)	$(857,926)

Six Months Ended September 30, 2019

	Preferred Stock		Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Share Subscription Payable	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2019	-	$-	1,000,000	$1,000	1,011,848,975	$1,011,845	$27,064,698	$632,840	$(29,127,372)	$(416,989)

Shares issued for services and supplies	-	-	-	-	49,069,207	49,069	481,896	(155,550)	-	375,415
Shares issued for cash	-	-	-	-	302,733,990	302,734	215,811	(93,400)	-	425,145
Shares issued for accounts payable	-	-	-	-	19,000,000	19,000	98,400	(81,000)	-	36,400
Shares issued for note principal and interest	-	-	-	-	14,635,000	14,635	50,970	101,187	-	166,792
Shares issued for equipment	-	-	-	-	-	-	-	6,160	-	6,160
Beneficial conversion features	-	-	-	-	-	-	102,414	-	-	102,414
Net loss	-	-	-	-	-	-		-	(1,553,263)	(1,553,263)
Balance, September 30, 2019	-	$-	1,000,000	$1,000	1,397,287,172	$1,397,283	$28,014,189	$410,237	$(30,680,635)	$(857,926)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,553,263)	$(960,766)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	113,479	132,177
Gain on settlement of debt and accounts payable	69,977	(160,866)
Stock-based compensation - services	375,415	233,956
Non cash Interest expense	426,902	323,696
Gain on sale of equipment	-	(10,000)
Gain on change in fair value of derivative instrument	(235,229)	(98,371)
Changes in operating assets and liabilities:
Decrease (Increase) of other assets	5,500	-
Accounts payable and accrued liabilities, including related parties	99,339	46,104
NET CASH USED IN OPERTAING ACTIVITIES	(697,880)	(494,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(44,125)	(8,081)
Purchase of equipment	-	10,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITES	(44,125)	1,919

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	320,000	222,000
Proceeds from issuance of notes payable - related party	7,700	21,110
Payment of notes payable	(170,000)	(13,000)
Proceeds from the issuance of convertible promissory notes	412,500	75,000
Repayment of convertible promissory note	(215,719)	(183,333)
Advances from related party	-	4,312
Payment of advances from related party	-	(4,777)
Proceeds from issuance of common stock, net	425,145	246,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	779,626	367,312

DECREASE IN CASH	37,621	(124,839)
CASH, BEGINNING OF PERIOD	12,029	125,942
CASH, END OF PERIOD	$49,650	$1,103

Supplemental disclosure of cash flow information:
Interest paid	$7,170	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Discount for beneficial conversion feature recognized on issuance of notes payable	$102,414	$64,938
Shares issued for settlement of notes payable and interest	$153,798	$209,074
Shares issued to settle accounts payable	$36,400	$100,288
Note payable issued to settle accounts payable	$66,754	$-
Shares issued in conjunction with the issuance of notes payable and convertible promissory note	$8,500	$40,601
Initial value of embedded derivative liability	$376,606	$-
Shares issued to purchase equipment	$6,160	$-
Reclassification of equipment under construction to property and equipment	$17,018	$-
Reclassification of equipment held for sale to property and equipment	$-	$56,438
Reclassification of deposit on mineral property to property costs	$-	$324,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

September 30, 2019

(Unaudited)

2. BASIS OF PREPARATION (CONTINUED)

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight-line basis over their expected useful lives as follows (see Note 4):

Mining tools and equipment	7 years
Watercraft	7 years
Vehicles	3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $17,018 and $17,018 as of September 30, 2019 and March 31, 2019, respectively. Equipment under construction at September 30, 2019 comprises a Hydraulic Drum 12YD, Skid Mounted Mill and Survey Winch Marine.

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

September 30, 2019

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at September 30, 2019 and 2018, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of September 30, 2019 and March 31, 2019, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

2. BASIS OF PREPARATION (CONTINUED)

At September 30, 2019 and March 31, 2019, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	September 30, 2019	March 31, 2019
Common stock issuable upon conversion of notes payable and convertible notes payable	130,013,227	77,245,894
Common stock issuable to satisfy stock payable obligations	42,863,388	105,502,659
Total	172,876,615	182,748,553

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

3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended September 30, 2019, the Company incurred a net loss of $1,553,263 and used cash in operating activities of $697,880, and at September 30, 2019, had an accumulated deficit of $30,680,635. At September 30, 2019, the Company is in the exploration stage and has not earned revenue from planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2019, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

4. PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	September 30, 2019 Net Book Value	March 31, 2019 Net Book Value
Mining tools and equipment	$1,771,468	$1,454,722	$316,746	$363,710
Vehicles	177,270	156,668	20,602	19,814
	$1,948,738	$1,611,390	$337,348	$383,524

Depreciation expense for three and six months ended September 30, 2019 and 2018 was $53,689 and $64.789 and $113,479 and $132,177, respectively.

5. ACCOUNTS PAYABLE – RELATED PARTIES

During the six months ended September 30, 2019 and 2018, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $22,800 and $22,800, respectively. At September 30, 2019 and March 31, 2019, $163,248 and $140,448 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At September 30, 2019 and March 31, 2019, $248,768 and $294,256 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

6. NOTES PAYABLE AND NOTES PAYABLE RELATED PARTY

During the six months ended September 30, 2019, the Company issued the following notes payable:

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

iv)On March 11, 2019, the Company entered into a loan agreement (“Note”) for $70,000 in cash with a term of one year and one day. Upon signing the Note, the Company agreed to issue 3,000,000 shares of common stock of the Company. In addition, the Company agreed to issue a warrant with an exercise price of $0.05 per share once the Note is fully settled. The Note also states that the Company will repay the Note from 5% of the net profit from the Santa Elena Caborca gold project net smelter royalty until the Note is paid in full. During the six months ended September 30, 2019, an additional $70,000 in cash was advanced in accordance with the terms of the Note.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

6. NOTES PAYABLE AND NOTES PAYABLE RELATED PARTY (CONTINUED)

v)Promissory notes with $3,000 in principal that earn interest at 10% per annum and a term of nine months.

vi)On July 18, 2019, the Company entered into a loan agreement (“Note”) for $105,000 in cash. The terms of the Note require the repayment of $75,000 in cash and the issuance of 200,000 shares of the Company on August 1, 2019. The balance of the Note is due in three equal monthly installment commencing September 1, 2019 with interest payment at 18% per annum.

vii)On July 26, 2019, a promissory note with principal of $5,000 with interest payable of $350.

viii)On August 9,2019, a promissory note with principal of $6,000 with total interest comprising of $1,300 in cash and 50,000 shares of common stock of the Company.

During the six months ended September 30, 2019 and 2018, note principal of $52,000 and $41,500, respectively, was paid through the issuance of 18,150,000 and 8,761,153 shares of common stock, respectively. In addition, during the six months ended September 30, 2019 and 2018, the Company paid $170,000 and $13,000 in cash, respectively, to settle debt.

At September 30, 2019 and March 31, 2019, the carrying value of the notes totaled $759,866 (net of unamortized debt discount of $125,206 and $693,600 (net of unamortized debt discount of $94,127), respectively. At September 30, 2019, $456,682 of these notes were in default. There are no default provisions stated in these notes. At September 30, 2019 -and March 31, 2019, accrued interest of $54,750 and $31,332, respectively, is included in accounts payable and accrued liabilities.

Notes payable – related party – At September 30, 2019 and March 31, 2019, notes payable – related party of $75,110 and $67,410, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum.

Interest and amortization of debt discount was $71,336 and $187,727 for the six months ended September 30, 2019 and 2018, respectively.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at September 30, 2019 is $74,190.

7. PROMISSORY NOTE

At September 30, 2019 and March 31, 2019, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of September 30, 2019, the Company has not made the scheduled payments and is in default on this promissory note. The default rate on the notes is seven percent. At September 30, 2019 and March 31, 2019, accrued interest of $34,520 and $31,117, respectively, is included in accounts payable and accrued liabilities.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES

Power Up Lending Group Ltd.

On November 7, 2018, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $78,000 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing August 30, 2019 for $75,500 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $50,690 which was recorded as a debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2019, the Note is recorded at an accreted value of $125,681 less unamortized debt discount of $48,879. On May 10, 2019, the Company paid $111,531 in cash to Power Up Lending Group Ltd. to fully settle the Note resulting in a gain on settlement of $15,471. Interest and amortization of debt discount was $50,203 for the six months ended September 30, 2019.

On January 25, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $73,000 less transaction costs of $3,000 bearing a 12% annual interest rate and maturing November 15, 2019 for $70,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $76,073, of which $70,000 was recorded as debt discount and the remainder of $6,073 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note in cash if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. At March 31, 2019, the Note is recorded at an accreted value of $114,708 less unamortized debt discount of $52,714. On July 18, 2019, the Company paid $104,188 in cash to Power Up Lending Group Ltd. to fully settle the Note resulting in a gain on settlement of $14,249. Interest and amortization of debt discount was $91,207 for the six months ended September 30, 2019.

On April 5, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $88,000 less transaction costs of $3,000 bearing a 12% annual interest rate and maturing February 28, 2020 for $85,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $74,311 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. At September 30, 2019, the Note is recorded at an accreted value of $143,307 less unamortized debt discount of $57,228. Interest and amortization of debt discount was $75,387 for the six months ended September 30, 2019.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On May 9, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $83,000 less transaction costs of $3,000 bearing a 12% annual interest rate and maturing March 15, 2020 for $80,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $77,741 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. At September 30, 2019, the Note is recorded at an accreted value of $133,738 less unamortized debt discount of $67,357. Interest and amortization of debt discount was $64,124 for the six months ended September 30, 2019.

On June 11, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing April 15, 2020 for $40,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $38,450 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. At September 30, 2019, the Note is recorded at an accreted value of $67,771 less unamortized debt discount of $40,902. Interest and amortization of debt discount was $25,317 for the six months ended September 30, 2019.

On July 29, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $85,000 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing June 15, 2020 for $82,500 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $105,696 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. At September 30, 2019, the Note is recorded at an accreted value of $133,478 less unamortized debt discount of $105,184. Interest and amortization of debt discount was $28,293 for the six months ended September 30, 2019.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

JSJ Investments Inc.

On September 16, 2019, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $142,000 less debt discount of $17,000 bearing a 6% annual interest rate and maturing September 16, 2020 for $125,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $103,604 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. At September 30, 2019, the Note is recorded at an accreted value of $218,964 less unamortized debt discount of $189,528. Interest and amortization of debt discount was $8,041 for the six months ended September 30, 2019.

9. CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Convertible Promissory Notes (“Notes”) with Power Up Lending Group Ltd. and JSJ Investments Inc. was accounted for under ASC 815. The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory notes derivative liabilities has been measured at fair value using the Black-Scholes model.

	March 31, 2019	April 5, 2019	May 9, 2019	June 11, 2019	June 30, 2019	July 29, 2019	Sept. 16, 2019	Sept. 30, 2019
Closing share price	$0.0112	$0.0119	$0.0080	$0.0088	$0.01	$0.015	$0.0119	$0.0115
Conversion price	$0.0100	$0.0100	$0.0063	$0.0071	$0.0075	$0.009	$0.0115	$0.0113
Risk free rate	2.44% - 2.56%	2.56%	2.10%	2.10%	2.10%	2.10%	2.10%	2.10%
Expected volatility	230%	213%	216%	220%	216% - 256%	210%	204%	153% - 214%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected life (years)	0.42- 0.63	0.88	0.92	0.85	0.38 – 0.79	0.84	1.00	0.39 – 0.96

The inputs into the Black-Scholes models are as follows:

The fair value of the conversion option derivative liabilities is $254,467 and $113,091 at September 30, 2019 and March 31, 2019, respectively. The decrease (increase) in the fair value of the conversion option derivative liability for the three and six months ended September 30, 2019 and 2018 of $207,727 and 235,229 and $29,437 and $98,371, respectively, is recorded as a gain (loss) in the condensed consolidated statements of operations.

10. CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of September 30, 2019, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

11. STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2019 and March 31, 2019:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at September 30, 2019 and March 31, 2019.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at September 30, 2019 and March 31, 2019.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 2,000,000,000 shares authorized: 1,397,287,172 and 1,011,848,975 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

11. STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On August 9, 2019, the Company issued 32,933,332 shares of common stock to satisfy obligations under share subscription agreements of $63,300 for settlement of services, $29,900 for cash receipts and $38,500 for interest included in share subscriptions payable.

On August 13, 2019, the Company issued 10,000,000 shares of common stock to satisfy obligations under share subscription agreements of $103,000 for settlement of services included in share subscriptions payable.

On August 20, 2019, the Company issued 39,583,332 shares of common stock to satisfy obligations under share subscription agreements of $56,700 for settlement of cash receipts included in share subscriptions payable.

On September 17, 2019, the Company issued 43,166,666 shares of common stock to satisfy obligations under share subscription agreements $62,400 for cash receipts and $10,000 for settlement of notes payable included in share subscriptions payable.

Common Stock Payable

As at September 30, 2019, the Company had total subscriptions payable for 42,863,388 shares of common stock for $77,582 in cash, shares of common stock for interest valued at $4,495, shares of common stock for services valued at $184,702, shares of common stock for notes payable of $137,298 and shares of common stock for equipment of $6,160.

12. RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2019 and 2018, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 5

Notes payable – Note 6

13. SUBSEQUENT EVENTS

Common Stock Issued

On October 1, 2019, the Company issued 19,912,499 shares of common stock to satisfy obligations under share subscription agreements of $37,200 for settlement of services, $25,200 for cash receipts, $3,384 for interest and $112,788 for the settlement of notes payable included in share subscriptions payable.

On October 29, 2019, the Company issued 29,999,850 shares of common stock to satisfy obligations under share subscription agreements of $200,000 for settlement of notes payable included in share subscriptions payable.

On November 1, 2019, the Company issued 3,804,348 shares of common stock to satisfy obligations under share subscription agreements of $53,350 for settlement of services included in share subscriptions payable.

Common Stock Payable

For the period of October 1, 2019 to November 14 2019, the Company issued subscriptions payable for 1,875,000 shares of common stock for $97,500 in cash ($0.0036 per share).

For the period of October 1, 2019 to November 14 2019, the Company issued subscriptions payable for 29,999,850 shares of common stock for $200,000 in services ($0.0067 per share).

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and six months ended September 30, 2019 and 2018. All amounts herein are in U.S. dollars.

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

We had a net loss during the three months ended September 30, 2019 of $714,065 compared to a net loss of $575,889 during the same period in 2018. The increase in net loss is primarily attributable (i) an increase in exploration costs of $72,750 (ii) an increase in general and administrative services of $128,994 (iii) an increase in interest expense of $79,312 and (iv) an increase in loss on settlement of debt of $54,141. The increase in the net loss is partially offset by a gain on the change in the fair value of derivatives of $178,290.

Revenue

For the three months ended September 30, 2019, we had revenues of $0 compared to $0 for the three months ended September 30, 2018.

Operating Expenses

Total operating expenses increased to $587,785 for three months ended September 30, 2019, compared to $413,322 for the three months ended September 30, 2018. The increase in operating expenses was primarily due to increases in stock-based expense – consulting services and general and administration expense.

Other Income (Expense)

We reported $126,280 of other expense during the three months ended September 30, 2019 compared to $162,567 of other income during the same period in 2018.

Changes in other income (expense) is mainly attributable to an increase in gain on change in fair value of derivative liabilities which as partially offset by an increase in loss on settlement of debt and interest expense. The increase in interest expense is primarily due to the issuance of the convertible promissory notes to Power Up Lending Group Ltd. and JSJ Investments Inc.

Six months Ended September 30, 2019 Compared with the Six months Ended September 30, 2018

We had a net loss during the six months ended September 30, 2019 of $1,553,263 compared to a net loss of $960,766 during the same period in 2018. The increase in net loss is primarily attributable (i) an increase in exploration costs of $44,608 (ii) an increase in general and administrative services of $152,908 (iii) an increase in stock-based expense – consulting services of $141,459 (iv) an increase in interest expense of $127,476 and (v) an increase in loss on settlement of debt of $230,843. The increase in the net loss is partially offset by a gain on the change in the fair value of derivatives of $136,858.

Revenue

For the six months ended September 30, 2019, we had revenues of $0 compared to $0 for the six months ended September 30, 2018.

Operating Expenses

Total operating expenses increased to $1,253,135 for six months ended September 30, 2019, compared to $897,760 for the six months ended September 30, 2018. The increase in operating expenses was primarily due to increases in stock-based expense – consulting services and general and administration expense.

Other Income (Expense)

We reported $300,128 of other expense during the six months ended September 30, 2019 compared to $63,006 of other income during the same period in 2018.

Changes in other income (expense) is mainly attributable to an increase in interest expense and loss on settlement of debt which as partially offset by a gain on changes in fair value of derivative liabilities. The increase in interest expense is primarily due to the issuance of the convertible promissory notes to Power Up Lending Group Ltd. and JSJ Investments Inc.

Liquidity and Capital Resources

At September 30, 2019, we had cash of $49,650 compared to cash of $12,029 at March 31, 2019.

Our property and equipment decreased to $337,348 at September 30, 2019, compared to $383,524 at March 31, 2019. The decrease in equipment is largely due to depreciation expense of $113,479 during the six months ended September 30, 2019 and partially offset by $50,285 for the purchase of equipment and $17,018 transfer of equipment under construction to property and equipment.

Our equipment under construction to $0 at September 30, 2019, compared to $17,018 at March 31, 2019.

Our mineral properties increased to $829,947 at September 30, 2019, compared to $829,947 at March 31, 2019.

Total assets decrease to $1,216,945 at September 30, 2019, compared to $1,248,018 at March 31, 2019. The majority of the decrease in assets relates to a $113,479 of depreciation expense.

Our total liabilities increased to $2,074,871 at September 30, 2019, compared to $1,665,007 as of March 31, 2019. The increase in our total liabilities can be primarily attributed to the issuance of notes payable and convertible promissory notes to Power Up Lending Group Ltd. and JSJ Investments Inc. along with the related convertible promissory note derivative liability.

Our working capital deficit at September 30, 2019 and March 31, 2019 is $2,025,221 and $1,647,478, respectively.

Our net cash used in operating activities for the six months ended September 30, 2019 and 2018 is $697,880 and $494,070, respectively. Our net loss for the six months ended September 30, 2019 of $1,553,263 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $113,479, stock-based compensation – services of $375,415 and non-cash interest expense of $426,902.

Our net cash (used in) provided by investing activities for the six months ended September 30, 2019 and 2018 is $(44,125) and $1,919, respectively, mainly due to the purchase of equipment.

Our net cash provided by financing activities for the six months ended September 30, 2019 and 2018 is $779,626 and $367,312, respectively, mainly due to issuance of notes payable, convertible promissory notes and common stock.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2019, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2018 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2019: (i) appoint a financial expert and independent Directors to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 9, 2019, the Company issued 32,933,332 shares of common stock to satisfy obligations under share subscription agreements of $63,300 for settlement of services, $29,900 for cash receipts and $38,500 for interest included in share subscriptions payable.

On August 13, 2019, the Company issued 10,000,000 shares of common stock to satisfy obligations under share subscription agreements of $103,000 for settlement of services included in share subscriptions payable.

On August 20, 2019, the Company issued 39,583,332 shares of common stock to satisfy obligations under share subscription agreements of $56,700 for settlement of cash receipts included in share subscriptions payable.

On September 17, 2019, the Company issued 43,166,666 shares of common stock to satisfy obligations under share subscription agreements $62,400 for cash receipts and $10,000 for settlement of notes payable included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

At September 30, 2019 and March 31, 2019, the carrying value of the notes totaled $759,866 (net of unamortized debt discount of $125,206 and $693,600 (net of unamortized debt discount of $94,127), respectively. At September 30, 2019, $456,682 of these notes were in default. There are no default provisions stated in these notes. At September 30, 2019 -and March 31, 2019, accrued interest of $54,750 and $31,332, respectively, is included in accounts payable and accrued liabilities.

At September 30, 2019 and March 31, 2019, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of September 30, 2019, the Company has not made the scheduled payments and is in default on this promissory note. The default rate on the notes is seven percent. At September 30, 2019 and March 31, 2019, accrued interest of $34,520 and $31,117, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements
Condensed Consolidated Balance Sheets at September 30, 2019 (unaudited) and March 31, 2019
Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018 (unaudited)
Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended September 30, 2019 and 2018 (unaudited)
Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018 (unaudited)
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

November 19, 2019

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director