Form 10-Q
period 2019-12-31
Mexus Gold US
filed 2020-02-20
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 7, 2020, there were 1,510,446,348 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$51,111	$12,029
Prepaid and other assets	-	5,500
TOTAL CURRENT ASSETS	51,111	17,529

FIXED ASSETS
Property and equipment, net of accumulated depreciation	309,014	383,524
TOTAL FIXED ASSETS	309,014	383,524

OTHER ASSETS
Equipment under construction	-	17,018
Property costs	829,947	829,947
TOTAL OTHER ASSETS	829,947	846,965

TOTAL ASSETS	$1,190,072	$1,248,018

LIABILITIES AND STOCKHOLDERS' DEFICIT(EQUITY)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$299,045	$254,578
Accounts payable - related party	384,705	434,704
Notes payable (net unamortized debt discount of $97,648 and $94,127, respectively)	803,531	626,190
Notes payable - related party	102,769	67,410
Promissory notes	65,000	65,000
Convertible promissory note (net of debt discount of $607,651 and $136,355, respectively)	244,533	104,034
Convertible promissory note derivative liabilities	365,530	113,091
Warrant derivative liability	35,971	-
TOTAL CURRENT LIABILITIES	2,301,084	1,665,007

TOTAL LIABILITIES	2,301,084	1,665,007

CONTINGENT LIABILITIES (Note 11)

STOCKHOLDERS' (DEFICIT) EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share
5,000,000,000 shares of Common Stock, $0.001 par value per share
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2019)	1,000	1,000
1,477,873,729 shares of Common Stock (1,011,848,975 - March 31, 2019)	1,477,870	1,011,845
Additional paid-in capital	28,517,054	27,064,698
Share subscription payable	370,041	632,840
Accumulated deficit	(31,476,977)	(29,127,372)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,111,012)	(416,989)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,190,072	$1,248,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
REVENUES
Revenues	$-	$-	$-	$-
Total revenues	-	-	-	-

Expenses
Exploration	161,715	208,755	535,979	538,410
General and administrative	201,467	280,258	688,523	614,407
Stock-based expense - consulting services	56,975	67,600	432,390	301,556
Loss on settlement of accounts payable	-	-	16,400	-
Total operating expenses	420,157	556,613	1,673,292	1,454,373

OTHER INCOME (EXPENSE)
Foreign exchange	(1,117)	802	(2,903)	4,677
Interest	(456,504)	(145,722)	(920,097)	(481,840)
Gain on sale of equipment	-	-	-	10,000
Gain (loss) Loss on settlement of debt	9,838	(2,875)	(60,139)	157,991
Gain on change in fair value and settlement of convertible promissory note derivative liabilities	71,598	223	306,826	98,594
	(376,185)	(147,572)	(676,313)	(210,578)

NET LOSS BEFORE PROVISION FOR TAX	(796,342)	(704,185)	(2,349,605)	(1,664,951)

Income tax	-	-	-	-

NET LOSS	$(796,342)	$(704,185)	$(2,349,605)	$(1,664,951)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	1,448,948,961	906,551,279	1,285,752,640	849,827,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

	Three Months Ended December 31, 2018

	Preferred Stock		Series A Preferred Stock		Common Stock			Share		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Payable	Accumulated Deficit	Stockholders' Equity
Balance, September 30, 2018	-	$ -	1,000,000	$ 1,000	882,579,495	$ 882,575	$ 26,523,188	$ 645,185	$(27,814,760)	$ 237,188

Shares issued for services and supplies	-	-	-	-	5,878,947	5,879	73,696	(11,975)	-	67,600
Shares issued for cash	-	-	-	-	35,250,000	35,250	32,750	(19,900)	-	48,100
Shares issued for note principal and interest	-	-	-	-	13,650,807	13,651	156,458	(131,633)	-	38,476
Beneficial conversion features	-	-	-	-	-	-	40,000	-	-	40,000
Net loss	-	-	-	-	-	-	-	-	(704,185)	(704,185)
Balance, December 31, 2018	-	$ -	1,000,000	$ 1,000	937,359,249	$ 937,355	$ 26,826,092	$ 481,677	$ (28,518,945)	$ (272,821)

	Nine months Ended December 31, 2018
Balance, March 31, 2018	-	$ -	1,000,000	$ 1,000	775,922,947	$ 775,919	$ 25,743,607	$ 636,565	$ (26,853,994)	$ 303,097

Shares issued for services and supplies	-	-	-	-	19,206,166	19,206	270,260	12,090	-	301,556
Shares issued for cash	-	-	-	-	119,309,666	119,309	415,971	(241,180)	-	294,100
Shares issued for note principal and interest	-	-	-	-	16,850,807	16,851	197,098	74,202	-	288,151
Shares issued for accounts payable					6,069,663	6,070	94,218			100,288
Beneficial conversion features	-	-	-	-	-	-	104,938	-	-	104,938
Net loss	-	-	-	-	-	-	-	-	(1,664,951)	(1,664,951)
Balance, December 31, 2018	-	$ -	1,000,000	$ 1,000	937,359,249	$ 937,355	$ 26,826,092	$ 481,677	$ (28,518,945)	$ (272,821)

	Three Months Ended December 31, 2019

Balance, September 30, 2019	-	$ -	1,000,000	$ 1,000	1,397,287,172	$ 1,397,283	$ 28,014,189	$ 410,237	$ (30,680,635)	$ (857,926)

Shares issued for services and supplies	-	-	-	-	6,304,348	6,305	84,245	(33,575)	-	56,975
Shares issued for cash	-	-	-	-	8,399,999	8,400	16,800	47,550	-	72,750
Shares issued for accounts payable	-	-	-	-	-	-	-	-	-	-
Shares issued for note principal and interest	-	-	-	-	39,012,350	39,012	277,160	(54,171)	-	262,001
Shares issued for convertible notes principal and interest	-	-	-	-	26,869,860	26,870	124,660	-	-	151,530
Net loss	-	-	-	-	-	-	-	-	(796,342)	(796,342)
Balance, December 31, 2019	-	$ -	1,000,000	$ 1,000	1,477,873,729	$ 1,477,870	$ 28,517,054	$ 370,041	$ (31,476,977)	$ (1,111,012)

	Nine months Ended December 31, 2019

Balance, March 31, 2019	-	$ -	1,000,000	$ 1,000	1,011,848,975	$ 1,011,845	$ 27,064,698	$ 632,840	$ (29,127,372)	$ (416,989)

Shares issued for services and supplies	-	-	-	-	55,373,555	55,374	566,141	(189,125)	-	432,390
Shares issued for cash	-	-	-	-	311,133,989	311,134	232,611	(45,850)	-	497,895
Shares issued for accounts payable	-	-	-	-	19,000,000	19,000	98,400	(81,000)	-	36,400
Shares issued for note principal and interest	-	-	-	-	53,647,350	53,647	328,130	47,016	-	428,793
Shares issued for convertible notes principal and interest	-	-	-	-	26,869,860	26,870	124,660	-	-	151,530
Shares issued for equipment	-	-	-	-	-	-	-	6,160	-	6,160
Beneficial conversion features	-	-	-	-	-	-	102,414	-	-	102,414
Net loss	-	-	-	-	-	-	-	-	(2,349,605)	(2,349,605)
Balance, December 31, 2019	-	$ -	1,000,000	$ 1,000	1,477,873,729	$ 1,477,870	$ 28,517,054	$ 370,041	$ (31,476,977)	$ (1,111,012)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,349,605)	$(1,664,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,813	192,299
Gain on settlement of debt and accounts payable	76,540	(157,991)
Stock-based compensation - services	432,390	301,557
Non cash Interest expense	849,871	481,840
Gain on sale of equipment	-	(10,000)
Gain on change in fair value of derivative instrument	(306,827)	(98,594)
Changes in operating assets and liabilities:
Decrease (Increase) of other assets	5,500	-
Increase in accounts payable and accrued liabilities, including related parties	83,322	120,019
NET CASH USED IN OPERATING ACTIVITIES	(1,066,996)	(835,821)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(44,125)	(10,481)
Sale of equipment	-	10,000
NET CASH USED IN INVESTING ACTIVITIES	(44,125)	(481)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	557,500	442,500
Proceeds from issuance of notes payable - related party	35,359	42,910
Payment of notes payable	(210,000)	(13,000)
Proceeds from the issuance of convertible promissory notes	671,750	150,500
Repayment of convertible promissory note	(402,301)	(183,333)
Advances from related party	-	4,312
Payment of advances from related party	-	(22,596)
Proceeds from issuance of common stock, net	497,895	294,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,150,203	715,393

DECREASE (DECREASE) IN CASH	39,082	(120,909)
CASH, BEGINNING OF PERIOD	12,029	125,942
CASH, END OF PERIOD	$51,111	$5,033

Supplemental disclosure of cash flow information:
Interest paid	$7,170	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable and interest	$353,798	$234,949
Shares issued for settlement of convertible notes	$151,530	$-
Shares issued to settle accounts payable	$36,400	$100,288
Note payable issued to settle accounts payable	$66,754	$-
Shares issued in conjunction with the issuance of notes payable and convertible promissory note	$70,500	$53,201
Discount for beneficial conversion feature recognized on issuance of notes payable	$102,414	$104,938
Initial value of embedded derivative liability	$595,237	$-
Shares issued to purchase equipment	$6,160	$-
Reclassification of equipment under construction to property and equipment	$17,018	$-
Reclassification of equipment held for sale to property and equipment	$-	$56,438
Reclassification of deposit on mineral property to property costs	$-	$324,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019

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

December 31, 2019

(Unaudited)

2. BASIS OF PREPARATION (CONTINUED)

Mining tools and equipment	7 years
Watercraft	7 years
Vehicles	3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $0 and $17,018 as of December 31, 2019 and March 31, 2019, respectively.

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

December 31, 2019

(Unaudited)

2. BASIS OF PREPARATION (CONTINUED)

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2019 and 2018, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

2. BASIS OF PREPARATION (CONTINUED)

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of December 31, 2019 and March 31, 2019, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

At December 31, 2019 and March 31, 2019, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	December 31, 2019	March 31, 2019
Common stock issuable upon conversion of notes payable and convertible notes payable	310,109,935	77,245,894
Common stock issuable to satisfy stock payable obligations	71,452,242	105,502,659
Total	381,562,177	182,748,553

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

2. BASIS OF PREPARATION (CONTINUED)

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

3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the nine months ended December 31, 2019, the Company incurred a net loss of $2,349,605 and used cash in operating activities of $1,066,996, and at December 31, 2019, had an accumulated deficit of $31,476,977. At December 31, 2019, the Company is in the exploration stage and has not earned revenue from planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2019, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

4. PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	December 31, 2019 Net Book Value	March 31, 2019 Net Book Value
Mining tools and equipment	$1,771,468	$1,479,068	$292,400	$363,710
Vehicles	177,270	160,656	16,614	19,814
	$1,948,738	$1,639,724	$309,014	$383,524

Depreciation expense for three and nine months ended December 31, 2019 and 2018 was $28,334 and $60,121 and $141,813 and $192,299, respectively.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

5. ACCOUNTS PAYABLE – RELATED PARTIES

During the nine months ended December 31, 2019 and 2018, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $34,200 and $34,200, respectively.  At December 31, 2019 and March 31, 2019, $174,648 and $140,448 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At December 31, 2019 and March 31, 2019, $210,057 and $294,256 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

6. NOTES PAYABLE AND NOTES PAYABLE RELATED PARTY

During the nine months ended December 31, 2019, the Company issued the following notes payable:

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

iv)On March 11, 2019, the Company entered into a loan agreement (“Note”) for $70,000 in cash with a term of one year and one day. Upon signing the Note, the Company agreed to issue 3,000,000 shares of common stock of the Company. In addition, the Company agreed to issue a warrant with an exercise price of $0.05 per share once the Note is fully settled. The Note also states that the Company will repay the Note from 5% of the net profit from the Santa Elena Caborca gold project net smelter royalty until the Note is paid in full. During the nine months ended December 31, 2019, an additional $70,000 in cash was advanced in accordance with the terms of the Note.

v)Promissory notes with $3,000 in principal that earn interest at 10% per annum and a term of nine months.

vi)On July 18, 2019, the Company entered into a loan agreement (“Note”) for $105,000 in cash. The terms of the Note require the repayment of $75,000 in cash and the issuance of 200,000 shares of the Company on August 1, 2019. On July 31, 2019, the Company repaid $75,000 in cash. On September 25, 2019, the Company agreed to settle the remaining $30,000 of principal by issuing 8,750,000 shares of common stock of the Company resulting in a loss on settlement of debt of $82,788.

vii)On July 26, 2019, a promissory note with principal of $5,000 with interest payable of $350.

viii)On August 9,2019, a promissory note with principal of $6,000 with total interest comprising of $1,300 in cash and 50,000 shares of common stock of the Company.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

6. NOTES PAYABLE AND NOTES PAYABLE RELATED PARTY

ix)During the period November 1, 2019 to December 11, 2019, the Company issued 11 promissory notes (“Notes”) with $26,500 in principal that earn interest at 10% per annum and a term of six months. These promissory notes together with any unpaid accrued interest are payable, at the option of the holder, in cash or shares in the Company valued at the average closing prices of the previous 10 trading days. These Notes has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

x)On October 7, 2019, the Company entered into a loan agreement (“Note”) for $125,000 in cash. On October 15, 2019 the Company repaid $40,000 in cash. The balance of the Note is due in equal quarterly installments commencing January 15, 2020 with interest payment at 14% per annum. In conjunction with the issuance of this Note the Company issued 5,000,000 shares of its common stock to the Note holder. The Note holder has the option to settle quarterly cash installments due in shares of common stock of the Company valued at 50% of market value calculated using the average of the last 10 day closing price. These Notes has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

xi)On November 15, 2019, the Company entered into a loan agreement (“Note”) for $25,000 in cash. On January 15, 2020, $25,000 principal plus $5,000 of interest is due on January 15, 2020.

xii)On December 10, 2019, the Company entered into a loan agreement (“Note”) for $61,000 in cash. The balance of the Note is due in equal installments on March 10, 2020 and June 10, 2020 with interest payment at 14% per annum.

During the nine months ended December 31, 2019 and 2018, note principal of $252,000 and $64,500, respectively, was paid through the issuance of 48,149,850 and 12,121,153 shares of common stock, respectively.  In addition, during the nine months ended December 31, 2019 and 2018, the Company paid $210,000 and $13,000 in cash, respectively, to settle debt.

At December 31, 2019 and March 31, 2019, the carrying value of the notes totaled $803,531 (net of unamortized debt discount of $97,648 and $626,190 (net of unamortized debt discount of $94,127), respectively. At December 31, 2019, $467,215 of these notes were in default. There are no default provisions stated in these notes.  At December 31, 2019 -and March 31, 2019, accrued interest of $87,130 and $31,332, respectively, is included in accounts payable and accrued liabilities.

Notes payable – related party – At December 31, 2019 and March 31, 2019, notes payable – related party of $102,769 and $67,410, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum.

Interest and amortization of debt discount was $262,722 and $297,691 for the nine months ended December 31, 2019 and 2018, respectively.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at December 31, 2019 is $667.

7. PROMISSORY NOTE

At December 31, 2019 and March 31, 2019, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of December 31, 2019, the Company has not made the scheduled payments and is in default on this promissory note.  The default rate on the notes is seven percent.  At December 31, 2019 and March 31, 2019, accrued interest of $36,276 and $31,117, respectively, is included in accounts payable and accrued liabilities.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES

Power Up Lending Group Ltd.

On November 7, 2018, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $78,000 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing August 30, 2019 for $75,500 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $50,690 which was recorded as a debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2019, the Note is recorded at an accreted value of $125,681 less unamortized debt discount of $48,879. On May 10, 2019, the Company paid $111,531 in cash to Power Up Lending Group Ltd. to fully settle the Note resulting in a gain on settlement of $15,471. Interest and amortization of debt discount was $50,203 for the nine months ended December 31, 2019.

On January 25, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $73,000 less transaction costs of $3,000 bearing a 12% annual interest rate and maturing November 15, 2019 for $70,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $76,073, of which $70,000 was recorded as debt discount and the remainder of $6,073 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note in cash if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2019, the Note is recorded at an accreted value of $114,708 less unamortized debt discount of $52,714. On July 18, 2019, the Company paid $104,188 in cash to Power Up Lending Group Ltd. to fully settle the Note resulting in a gain on settlement of $14,249. Interest and amortization of debt discount was $91,207 for the nine months ended December 31, 2019.

On April 5, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $88,000 less transaction costs of $3,000 bearing a 12% annual interest rate and maturing February 28, 2020 for $85,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $74,311 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On October 8, 2019, the Company paid $125,830 in cash to Power Up Lending Group Ltd. to fully settle the Note resulting in a gain on settlement of $17,602. Interest and amortization of debt discount was $132,743 for the nine months ended December 31, 2019.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On May 9, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $83,000 less transaction costs of $3,000 bearing a 12% annual interest rate and maturing March 15, 2020 for $80,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $77,741 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From November 14, 2019 to December 9, 2019, the Company issued 26,869,860 shares of common shares of the Company with the fair value $151,531 to Power Up Lending Group Ltd. to fully settle the Note resulting in a loss on settlement of $16,177. Interest and amortization of debt discount was $133,096 for the nine months ended December 31, 2019.

On June 11, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing April 15, 2020 for $40,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $38,450 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On December 11, 2019, the Company paid $60,751 in cash to Power Up Lending Group Ltd. to fully settle the Note resulting in a gain on settlement of $8,413. Interest and amortization of debt discount was $67,614 for the nine months ended December 31, 2019.

On July 29, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $85,000 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing June 15, 2020 for $82,500 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $105,696 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 31, 2019, the Note is recorded at an accreted value of $111,196 less unamortized debt discount of $41,584. Interest and amortization of debt discount was $69,612 for the nine months ended December 31, 2019.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On October 3, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $82,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing August 15, 2020 for $80,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $50,377 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 31, 2019, the Note is recorded at an accreted value of $96,186 less unamortized debt discount of $35,531. Interest and amortization of debt discount was $31,031 for the nine months ended December 31, 2019.

On December 12, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $57,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing September 15, 2020 for $55,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $49,646 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 31, 2019, the Note is recorded at an accreted value of $57,669 less unamortized debt discount of $46,082. Interest and amortization of debt discount was $6,232 for the nine months ended December 31, 2019.

JSJ Investments Inc.

On September 16, 2019, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $142,000 less debt discount of $17,000 bearing a 6% annual interest rate and maturing September 16, 2020 for $125,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $103,604 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 31, 2019, the Note is recorded at an accreted value of $150,951 less unamortized debt discount of $68,672. Interest and amortization of debt discount was $60,880 for the nine months ended December 31, 2019.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

Crown Bridge Partners, LLC

On November 21, 2019, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $27,500 less transaction costs of $3,250 bearing a 12% annual interest rate and maturing November 21, 2020 for $24,250 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $18,608 which was recorded as a debt discount. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 31, 2019, the Note is recorded at an accreted value of $26,856 less unamortized debt discount of $16,219. Interest and amortization of debt discount was $4,995 for the nine months ended December 31, 2019.

Auctus Fund, LLC

On December 19, 2019, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC, (“Holder”) relating to the issuance and sale of a Convertible Promissory Note (the “Note”) with an original principal amount of $112,750 less an original issue discount of $10,000 and transaction costs of $2,750 bearing a 12% annual interest rate and maturing October 19, 2020 for $100,000 in cash. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature and warrant liability was $110,475 which was recorded as a debt discount. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price defined as the lowest trading price during the twenty-five trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue, at 135% of the original principal amount plus interest and between 90 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 31, 2019, the Note is recorded at an accreted value of $105,326 less unamortized debt discount of $95,564. Interest and amortization of debt discount was $9,762 for the nine months ended December 31, 2019.

9. CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Convertible Promissory Notes (“Notes”) with Power Up Lending Group Ltd., JSJ Investments Inc., Crown Bridge Partners, LLC and Auctus Fund, LLC was accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory notes derivative liabilities has been measured at fair value using the Black-Scholes model.

	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Closing share price	$0.0112	$0.01	$0.0115	$0.0038
Conversion price	$0.0100	$0.0075	$0.0113	$0.0031 - $0.0032
Risk free rate	2.44% - 2.56%	2.10%	2.10%	1.51% - 1.60%
Expected volatility	230%	216% - 256%	153% - 214%	172% - 211%
Dividend yield	0%	0%	0%	0%
Expected life (years)	0.42- 0.63	0.38 – 0.79	0.39 – 0.96	0.46 – 0.89

The inputs into the Black-Scholes models are as follows:

The fair value of the conversion option derivative liabilities is $365,530 and $113,091 at December 31, 2019 and March 31, 2019, respectively. The decrease (increase) in the fair value of the conversion option derivative liability for the three and nine months ended December 31, 2019 and 2018 of $72,479 and $223 and $307,707 and $98,594, respectively, is recorded as a gain (loss) in the condensed consolidated statements of operations.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

10. WARRANT LIABILITY

In conjunction with the issuance of the Convertible Promissory Note with Auctus Fund, LLC (the “Note”) on December 19, 2019, the Company issued 10,000,000 warrants with an exercise price of $0.005 and a term of five years. The warrants are subject to down round and other anti-dilution protections. The warrant is tainted and classified as a liability as a result of the issuance of the Note since there is a possibility during the life of the warrant the Company would not have enough authorized shares available if the warrant is exercised. The Company’s warrant liability has been measured at fair value at December 19, 2019 and December 31, 2019 using the Black-Scholes.

The inputs into the Black-Scholes models are as follows:

	December 19, 2019	December 31, 2019
Closing share price	$0.0037	$0.0038
Conversion price	$0.005	$0.005
Risk free rate	1.65%	1.69%
Expected volatility	178%	177%
Dividend yield	0%	0%
Expected life (years)	5.0	4.97

The fair value of the warrant liability is $35,090, which was recorded as initial derivative expense, and $35,971 at December 19, 2019 and December 31, 2019, respectively. The decrease (increase) in the fair value of the warrant liability of $(881) is recorded as a loss in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2019.

11. CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of December 31, 2019, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

12. STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2019 and March 31, 2019:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at December 31, 2019 and March 31, 2019.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at December 31, 2019 and March 31, 2019.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 5,000,000,000 shares authorized: 1,477,873,729 and 1,011,848,975 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively. Holders of Common Stock have one vote per share of Common Stock held.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

12. STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

December 31, 2019

(Unaudited)

12. STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On November 1, 2019, the Company issued 3,804,348 shares of common stock to satisfy obligations under share subscription agreements of $53,350 for settlement of services included in share subscriptions payable.

On November 20, 2019, the Company issued 2,272,727 shares of common stock to satisfy obligations under share subscription agreements of $22,500 for settlement of convertible notes included in share subscriptions payable.

On November 21, 2019, the Company issued 3,488,372 shares of common stock to satisfy obligations under share subscription agreements of $20,930 for settlement of convertible notes included in share subscriptions payable.

On November 25, 2019, the Company issued 4,166,667 shares of common stock to satisfy obligations under share subscription agreements of $22,917 for settlement of convertible notes included in share subscriptions payable.

On December 2, 2019, the Company issued 5,625,000 shares of common stock to satisfy obligations under share subscription agreements of $28,125 for settlement of convertible notes included in share subscriptions payable.

On December 4, 2019, the Company issued 5,555,556 shares of common stock to satisfy obligations under share subscription agreements of $30,556 for settlement of convertible notes included in share subscriptions payable.

On December 9, 2019, the Company issued 5,761,538 shares of common stock to satisfy obligations under share subscription agreements of $26,503 for settlement of convertible notes included in share subscriptions payable.

Common Stock Payable

As at December 31, 2019, the Company had total subscriptions payable for 71,452,242 shares of common stock for $125,132 in cash, shares of common stock for interest valued at $63,112, shares of common stock for services valued at $151,527, shares of common stock for notes payable of $24,510 and shares of common stock for equipment of $6,160.

13. RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2019 and 2018, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 5

Notes payable – Note 6

14. SUBSEQUENT EVENTS

Common Stock Issued

On January 8, 2020, the Company issued 15,225,000 shares of common stock to satisfy obligations under share subscription agreements of $37,500 for cash receipts, $62,000 for interest and $24,510 for the settlement of notes payable included in share subscriptions payable.

On January 31, 2020, the Company issued 3,300,000 shares of common stock to satisfy obligations under share subscription agreements of $9,250 for cash receipts and $6,160 for equipment included in share subscriptions payable.

On January 31, 2020, the Company issued 5,714,286 shares of common stock to satisfy obligations under share subscription agreements of $18,286 for settlement of convertible notes included in share subscriptions payable.

On February 7, 2020, the Company issued 8,333,333 shares of common stock to satisfy obligations under share subscription agreements of $28,334 for settlement of convertible notes included in share subscriptions payable.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

14. SUBSEQUENT EVENTS (CONTINUED)

Common Stock Payable

For the period of January 1, 2020 to February 7, 2020, the Company issued subscriptions payable for 4,500,000 shares of common stock for $18,700 ($0.0042 per share) in services.

For the period of January 1, 2020 to February 7, 2020, the Company issued subscriptions payable for 500,000 shares of common stock for $2,150 ($0.0043 per share) to settle notes payable – related party.

For the period of January 1, 2020 to February 7, 2020, the Company issued subscriptions payable for 14,047,619 shares of common stock for $46,619 ($0.0043 per share) to settle convertible note principal of $27,000.

Notes Payable

For the period of January 1, 2020 to February 7, 2020, the Company issued various  notes payable for $40,500 in cash. These notes bear interest at 10% per annum, are unsecured and have maturities from one to six months. These notes payable include $16,500 of principal which are convertible at the option of the holder into shares of common stock of the Company based on a 10 day average of the closing price.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and nine months ended December 31, 2019 and 2018. All amounts herein are in U.S. dollars.

Three Months Ended December 31, 2019 Compared with the Three Months Ended December 31, 2018

We had a net loss during the three months ended December 31, 2019 of $796,342 compared to a net loss of $704,185 during the same period in 2018. The increase in net loss is primarily attributable an increase in interest expense of $310,782. The increase in the net loss is partially offset by (i) a decrease in exploration costs of $47,040 (ii) a decrease in general and administrative services of $78,791 and (iii) an increase in gain on change of fair value of derivatives of $71,375.

Revenue

For the three months ended December 31, 2019, we had revenues of $0 compared to $0 for the three months ended December 31, 2018.

Operating Expenses

Total operating expenses decreased to $420,157 for three months ended December 31, 2019, compared to $556,613 for the three months ended December 31, 2018. The decrease in operating expenses was primarily due to a decrease in exploration costs and general and administration expense.

Other Income (Expense)

We reported $376,185 of other expense during the three months ended December 31, 2019 compared to $147,572 of other income during the same period in 2018.

Changes in other income (expense) is mainly attributable to an increase in interest expense is primarily due to the issuance of the convertible promissory notes.

Nine months Ended December 31, 2019 Compared with the Nine months Ended December 31, 2018

We had a net loss during the nine months ended December 31, 2019 of $2,349,605 compared to a net loss of $1,664.951 during the same period in 2018. The increase in net loss is primarily attributable (i) an increase in general and administrative services of $74,116 (ii) an increase in stock-based expense – consulting services of $130,834 (iii) an increase in interest expense of $438,257 and (v) an increase in loss on settlement of debt of $218,130. The increase in the net loss is partially offset by a gain on the change in the fair value of derivatives of $208,232.

Revenue

For the nine months ended December 31, 2019, we had revenues of $0 compared to $0 for the nine months ended December 31, 2018.

Operating Expenses

Total operating expenses increased to $1,673,292 for nine months ended December 31, 2019, compared to $1,454,373 for the nine months ended December 31, 2018. The increase in operating expenses was primarily due to increases in stock-based expense – consulting services and general and administration expense.

Other Income (Expense)

We reported $676,313 of other expense during the nine months ended December 31, 2019 compared to $210,578 of other income during the same period in 2018.

Changes in other income (expense) is mainly attributable to an increase in interest expense and loss on settlement of debt which was partially offset by a gain on changes in fair value of derivative liabilities. The increase in interest expense is primarily due to the issuance of the convertible promissory notes.

Liquidity and Capital Resources

At December 31, 2019, we had cash of $51,111 compared to cash of $12,029 at March 31, 2019.

Our property and equipment decreased to $309,014 at December 31, 2019, compared to $383,524 at March 31, 2019. The decrease in equipment is largely due to depreciation expense of $141,813 during the nine months ended December 31, 2019 and partially offset by $50,285 for the purchase of equipment and $17,018 transfer of equipment under construction to property and equipment.

Our equipment under construction to $0 at December 31, 2019, compared to $17,018 at March 31, 2019.

Our mineral properties increased to $829,947 at December 31, 2019, compared to $829,947 at March 31, 2019.

Total assets decrease to $1,190,072 at December 31, 2019, compared to $1,248,018 at March 31, 2019. The majority of the decrease in assets relates to a $141,813 of depreciation expense.

Our total liabilities increased to $2,301,084 at December 31, 2019, compared to $1,665,007 as of March 31, 2019. The increase in our total liabilities can be primarily attributed to the issuance of notes payable and convertible promissory notes along with the related convertible promissory note derivative liability.

Our working capital deficit at December 31, 2019 and March 31, 2019 is $2,249,973 and $1,647,478, respectively.

Our net cash used in operating activities for the nine months ended December 31, 2019 and 2018 is $1,066,996 and $835,821, respectively. Our net loss for the nine months ended December 31, 2019 of $2,349,605 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $141,813, stock-based compensation – services of $432,390 and non-cash interest expense of $849,871.

Our net cash (used in) provided by investing activities for the nine months ended December 31, 2019 and 2018 is $(44,125) and $(481), respectively, mainly due to the purchase of equipment.

Our net cash provided by financing activities for the nine months ended December 31, 2019 and 2018 is $1,150,203 and $715,393, respectively, mainly due to issuance of notes payable, convertible promissory notes and common stock.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2018 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint a financial expert and independent Directors to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 20, 2019, the Company issued 2,272,727 shares of common stock to satisfy obligations under share subscription agreements of $22,500 for settlement of convertible notes included in share subscriptions payable.

On November 21, 2019, the Company issued 3,488,372 shares of common stock to satisfy obligations under share subscription agreements of $20,930 for settlement of convertible notes included in share subscriptions payable.

On November 25, 2019, the Company issued 4,166,667 shares of common stock to satisfy obligations under share subscription agreements of $22,917 for settlement of convertible notes included in share subscriptions payable.

On December 2, 2019, the Company issued 5,625,000 shares of common stock to satisfy obligations under share subscription agreements of $28,125 for settlement of convertible notes included in share subscriptions payable.

On December 4, 2019, the Company issued 5,555,556 shares of common stock to satisfy obligations under share subscription agreements of $30,556 for settlement of convertible notes included in share subscriptions payable.

On December 9, 2019, the Company issued 5,761,538 shares of common stock to satisfy obligations under share subscription agreements of $26,503 for settlement of convertible notes included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

At December 31, 2019 and March 31, 2019, the carrying value of the notes totaled $803,531 (net of unamortized debt discount of $97,648 and $626,190 (net of unamortized debt discount of $94,127), respectively. At December 31, 2019, $467,215 of these notes were in default. There are no default provisions stated in these notes. At December 31, 2019 -and March 31, 2019, accrued interest of $87,130 and $31,332, respectively, is included in accounts payable and accrued liabilities.

At December 31, 2019 and March 31, 2019, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of December 31, 2019, the Company has not made the scheduled payments and is in default on this promissory note. The default rate on the notes is seven percent. At December 31, 2019 and March 31, 2019, accrued interest of $36,276 and $31,117, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at December 31, 2019 (unaudited) and March 31, 2019

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018 (unaudited)

Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended December 31, 2019 and 2018 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018 (unaudited)

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

February 19, 2020

/s/ Paul D. Thompson

Paul D. Thompson

Chief Executive Officer

Chief Financial Officer

Principal Accounting Officer

Director