Form 10-K
period 2020-03-31
Mexus Gold US
filed 2020-08-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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
Address of principal executive offices, including zip code)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting Company [X]	Emerging growth Company [ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 17, 2020, there were 1,904,223,396 shares of our common stock were issued and outstanding.

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

EXPLANATORY NOTE

On June 22, 2020, Mexus Gold US. (the “Company”) filed a Current Report on Form 8-K, and is filing this Annual Report on Form 10-K (the “Annual Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-88465).

Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the COVID-19 pandemic has disrupted the operations of the Company’s management, business and financial reporting. This has, in turn, impacted the Company’s ability to complete its audit and file this Annual Report by the original due date of June 29, 2020.

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

COVID-19

The recent outbreak of the coronavirus COVID-19 has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company's business activities. The extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the United States, Mexico and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in the consolidated financial statements as a result of this matter.

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

Effective March 31, 2011, we acquired Mexus Gold S.A. de C.V. (our wholly owned subsidiary) and began funding mining operations in Mexico. A small placer processing operation was instituted to evaluate various areas of interest within the project lands held by Mexus Gold S.A. de C.V.

Mexus Properties and Future Plans

Santa Elena Gold Project

The Company is managed by Paul Thompson Sr., President. The Santa Elena mine is located 54km NW of Caborca, Sonora State, Mexico. This fully permitted project consists of 9 concessions and totals over 6500 acres. The property is easily accessible from the local highway with major infrastructure a short distance away. The Santa Elena project is 100% owned by Mexus Gold US.

Exploration at the Santa Elena project area has been systematically directed as initial surface geologic mapping and sampling with some ground geophysical surveys as electro magnetics and radiometric. Evaluation of results has led to continued production sampling with percussion drilling and diamond core drilling of portions of areas of interest. This resulted in 3 major geologic structures which are open pit mined and are the main source of production. The producing structures are all associated with mixed hydrothermal quartz vein fissure filling and orogenic thrust fault conduits and are in the order of 0.5 to 9 g/t gold. Additional structures are in the area and will be soon be evaluated and brought to production. The exploration resulted in the discovery of three major targets on Mexus’ three of nine concessions located on the Santa Elena gold project. This resulted in the company opening 3 pits: Julio 1, Julio 2 and Mexus 3. Mineralized material was crushed to 1/2inch minus and transferred to the existing heap leach pad via a conveyor system. All three pits show mineable grade gold up to 1 oz. per ton. All 3 pits show a viable chemistry after running four months and testing an estimated 25,000 tons. As of June 20, 2020, the Company is producing ore from the Julio 1 pit which is the most cost effective to mine and has proven to be very productive leaching material.

Preliminary reserve estimates at the Santa Elena project indicates a tonnage of approximately 1.5 to 5 million tons to a depth of 100 meters on the Julio structure. Geologic data further indicates the Julio structure is present at depths of 1,000 to 2,000 meters at a shallow incline. There are five additional structures that have been identified for further evaluation the Santa Elena Projects lands.

Production was slowed due to COVID 19.

Return flow from the heap leach pad is running from .2 to .5 GPT of solution. At this stage of development, the company expects return from the heap leach pad flow and the activated carbon cell flow to match at 9 liters per second allowing a 24 hour a day, 7 day a week uninterrupted operation at an average of .35 per ton solution.

Three carbon cells are in use with 100% recovery in addition to the final recovery being an electro winning plant to clean the gold from the activated carbon. The electro winning plant takes approximately 30 hours to run 1 ton of material carbon. The company has a complete and operable Merrill Crowe gold recovery plant on site as a back‐up.

The Company has all the necessary mining, crushing and recovery equipment to mine 3000 tons a week. Future plans include the development and expansion of the Santa Elena gold project to an estimated 300 oz. Au production per month by the second quarter of 2021. The company is planning to construct a second larger heap leach pad adjacent to the existing pad presently in use. This construction project is expected to be completed by June 2021.

Mabel Property

Mexus Gold MX, a fully owned subsidiary of Mexus Gold US, is 90% owner of the Mabel Project comprised of approximately 2,128 hectares (5,258 acres) is located approximately 52Km’s SW from Nogales, Sonora State, Mexico and 34Km’s south of the United States border at Sasabe.

Mexus has decided to continue to validate a Technical Report on the advanced Gold and Porphyry Copper property. Completion of an updated 43‐101 Technical Report will include all exploration results since the last 43‐101 report which was issued on January 14, 2013. The update report will include high density drilling, geologic mapping, geophysics and a preliminary resource estimate.

The 2013 exploration consisted of more than 700 drill holes, 4000 RC drills and surface samples which were analyzed in several independent laboratories.

Preliminary Resource Estimates from a 5% fraction of the project gave 1.3 million tons of 0.7 g/t Au and 23 g/t Ag including 20% with an average grade of 1.9 g/t Au equivalent. Potential resources at productive shallow depths are expected to be approximately 6,000,000 tons.

There are also surface geological and geophysical anomalies identified which, upon further evaluation and sampling, may present a strong potential for the existence of a porphyry copper target.

Ures Property

Mexus Gold US owns mineral rights to approximately 10,000 acres over 9 concessions near Hermosillo, Mexico. The concessions include the Ocho Hermanos, 370, San Ramon, Plan Osa, Edgar 1, Edgar 2, El Scorpio, Los Laureles, and Eusol. The concessions are located in Sonora State, Mexico approximately 80 KM NE of Hermosillo.

In the past year, Mexus has completed leach VAT testing and trenching including assaying with promising results. Historical assaying of the Ocho Hermanos concession has produced assays up to 1 Kg Ag per ton with 10 Gpt Au, 4% lead and 1% copper. One ton of mineralized materials holds 40 metals which is a complex ore. The Company is evaluating production procedures to economically process ~~mine~~ this ore.

Mexus has done limited drill hole testing of the Scorpio Project concession with results up to 3% copper, 1.5 Gpt Au, and 60 Gpt Ag.

The Company plans to begin drilling on 3 of the 9 concessions by mid-2021.

Non-Material Mining Properties

San Felix Mine Project (formerly known as the Mexus-Trinidad Joint Venture)

In March, 2014, we sold our 50% interest in the Joint Venture to Atzek Mineral S.A. de C.V (“Atzek”). Atzek is currently in default of the sale agreement.

Effective January 13, 2017, our wholly owned subsidiary, Mexus Gold Mining, S.A. de C.V., entered into a purchase agreement with Jesus Leopoldo Felix Mazon, Leonardo Elias Jaime Perez, and Elia Lizardi Perez, wherein we purchased a 50% interest in the “San Felix” mining site located in the La Alameda area of Caborca, State of Sonora, Mexico. The remaining 50% of the site is owned jointly by Mar Holdings S.A. de C.V. and Marco Antonio Martinez Mora. The San Felix mining site contains seven (7) concessions over an area of approximately 26,000 acres. During the year ended March 31, 2018, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the payment of $500,000 installment due on August 13, 2017 was not executed in accordance with the purchase agreement pending the receipt of certain required instruments from the Grantor by the Company.

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
2,040

1:20,000

MEXUS GOLD MINING S.A DE C.V.
OCHO HERMANOS - LOS LAURELES CONCESSIONS
NAD 27

FIGURE 3 - OCHO HERMANOS

PROJECT AREA CLAIM MAP

We did not perform any systematic sampling or any systematic drilling and because of this did not set up a formal QA/QC program. All of the samples were submitted to Certified Laboratories (ALS - Chemex in Hermosillo or American Assay in Reno, Nevada) which insert their own QA/QC samples/duplicates. Also the laboratories run duplicates and blanks from each batch fired. The sequence of events so far is the following:

We located a previously mined area with interesting values – Ocho Hermanos. Mexus began to submit characterization samples to the above noted assay laboratories, in order to determine the range of Au - Ag values present. Mexus then began an investigation into recovery options by using material taken from the areas with the better values.

The above work was completed before any systematic exploration was done because if no recovery method could be found relatively quickly, the project would move more slowly because of the lead time involved. Mexus began work on an Environmental Impact Statement for the likely operational area (a total of 4 hectares to begin). In order to complete the EIS, figures for estimated tonnages for volume were submitted. To date, no suitable recovery method has been identified due primarily to the partial oxidation of the principally sulfide deposit.

The Environmental Permits run for 35 years so there is time for further investigation.

The main geologic feature of this project area is an apparent “manto” sulfide zone composed primarily of galena with some pyrite, arsenopyrite and possibly pyrrhotite. Above this zone there is an oxide zone composed of iron and lead oxides. The sulfides themselves are partially oxidized. Reconnaissance and characterization samples taken indicated sporadically high gold and silver values. The deposit occurs in shallow water sediments (principally quartzites, with some limestone and shales) and can be best characterized as a skarn type deposit due to the presence of intrusive rocks within 1 kilometer.

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

The Environmental Permits detail all of the affected flora and fauna. The land is presently used for cattle grazing and the surface rights are owned by the community of Guadalupe de Ures. An agreement is in place with Mexus Gold Mining S.A. de C.V. for surface access and disturbance. The Environmental Permit concludes that no permanent damage or degradation of the present land use will result from the intended activity on the lands. At present, the Environmental Permits cover a total of 4 hectares - 3 hectares cover the initial site of the mineral as presently understood and 1 hectare is permitted for the erection of a suitable extraction plant.

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

Employees

We have one employee, Paul D. Thompson, and no other employees at this time in the United States of Mexico. Consultants with specific skills are utilized to assist with various aspects of the requirements of activities such as project evaluation, property management, due diligence, acquisition initiatives, corporate governance and property management. If we complete our planned activation of the operations of the Mexican mining properties, our total workforce will be approximately 20 persons. Mr. Paul D. Thompson is our sole officer and director.

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

Distribution Methods of the Products

The end product of our operations will usually be doré bars. Doré is an alloy consisting of gold, silver and other precious metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of refining agreements, the doré bars are refined for a fee and our share of the refined product is delivered to a buyer for immediate sale or held by the Company for investment purposes.

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

	High $	Low $

For the Fiscal Year Ended March 31, 2020

Fourth Quarter ended March 31, 2020	0.0060	0.0026
Third Quarter ended December 31, 2019	0.0125	0.0031
Second Quarter ended September 30, 2019	0.0238	0.0090
First Quarter ended June 30, 2019	0.0134	0.0060

For the Fiscal Year Ended March 31, 2019

Fourth Quarter ended March 31, 2019	0.0140	0.0046
Third Quarter ended December 31, 2018	0.0107	0.0055
Second Quarter ended September 30, 2018	0.0189	0.0070
First Quarter ended June 30, 2018	0.0309	0.0120

As of June 30, 2020, we had 1,899,223,396 shares of our common stock issued and outstanding, of which 655,217,964 shares were restricted. The closing price of our common stock on June 30, 2020, was $0.0038.

Holders

At of the date of this report, we have approximately 353 holders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments – COVID-19 Pandemic

The recent outbreak of the coronavirus COVID-19 has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company's business activities. The extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the United States, Mexico and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in the consolidated financial statements as a result of this matter.

Critical Accounting Policies

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $0 and $17,018 as of March 31, 2020 and 2019, respectively.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2020 and 2019, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2020 and 2019. All amounts herein are in U.S. dollars.

Year Ended March 31, 2020 Compared with the Year Ended March 31, 2019

We had a net loss during the year ended March 31, 2020 of $3,218,296 compared to a net loss of $2,273,378 during the same period in 2019. The increase in net loss is primarily attributable (i) an increase in general and administrative services of $28,140 (ii) an increase in stock-based expense – consulting services of $110,061 (iii) an increase in interest expense of $671,094 and (v) an increase in loss on settlement of debt of $330,274. The increase in the net loss is partially offset by a gain on the change in the fair value of derivatives of $118,747.

Operating Expenses

Total operating expenses increased to $2,122,187 for year ended March 31, 2020, compared to $1,993,923 for the year ended March 31, 2019. The increase in operating expenses was primarily due to increases in stock-based expense – consulting services and general and administration expense.

For the year ended March 31, 2020, the Company had recoveries from the sale of gold of $76,287 compared to $0 for the year ended March 31, 2019. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $1,172,396 of other expense during the year ended March 31, 2020 compared to $279,455 of other income during the same period in 2019.

Changes in other income (expense) is mainly attributable to an increase in interest expense and loss on settlement of debt which was partially offset by a gain on changes in fair value of derivative liabilities. The increase in interest expense is primarily due to the issuance of the convertible promissory notes.

Liquidity and Capital Resources

At March 31, 2020, we had cash of $64,173 compared to cash of $12,029 at March 31, 2019.

Our property and equipment decreased to $330,888 at March 31, 2020, compared to $383,524 at March 31, 2019. The decrease in equipment is largely due to depreciation expense of $168,757 during the year ended March 31, 2020 and partially offset by $44,125 for the purchase of equipment and $17,018 transfer of equipment under construction to property and equipment.

Our equipment under construction to $0 at March 31, 2020, compared to $17,018 at March 31, 2019.

Our mineral properties increased to $829,947 at March 31, 2020, compared to $829,947 at March 31, 2019.

Total assets decreased to $1,225,008 at March 31, 2020, compared to $1,248,018 at March 31, 2019. The majority of the decrease in assets relates to a $168,757 of depreciation expense which was partially offset by an increase in cash of $52,144.

Our total liabilities increased to $2,779,970 at March 31, 2020, compared to $1,665,007 as of March 31, 2019. The increase in our total liabilities can be primarily attributed to the issuance of notes payable and convertible promissory notes along with the related convertible promissory note derivative liability.

Our working capital deficit at March 31, 2020 and 2019 is $2,715,797 and $1,647,478, respectively.

Our net cash used in operating activities for the year ended March 31, 2020 and 2019 is $1,272,864 and $995,172, respectively. Our net loss for the year ended March 31, 2020 of $3,218,296 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $168,757, stock-based compensation – services of $537,900 and non-cash interest expense of $1,206,882.

Our net cash (used in) provided by investing activities for the year ended March 31, 2020 and 2019 is $(44,125) and $(101,981), respectively, mainly due to the purchase of equipment.

Our net cash provided by financing activities for the year ended March 31, 2020 and 2019 is $1,369,133 and $983,240, respectively, mainly due to issuance of notes payable, convertible promissory notes and common stock.

The Company is dependent upon outside financing to continue operations. It is management’s plans to raise necessary funds through a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise the necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully execute its business plan. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2020, the Company's internal control over financial reporting was not effective.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth, as of the date of this annual report, the name, age and position of our sole director/executive officer.

NAME	AGE	POSITION
Paul D. Thompson	78	President Chief Executive Officer Chief Financial Officer Principle Accounting Officer Secretary Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2020, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

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

						Non-Equity	Nonqualified	All
Name and Principal Position						Incentive	Deferred	Other
	Year Ended			Stock	Option	Plan	Compensation	Compen
		Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total
Paul D. Thompson	2020	$180,000	$0	$130,400	$0	$0	$0	$0	$310,400
President, Chief Executive Officer, Chief Financial Officer, and Secretary, and Director	2019	$180,000	$0	$130,400	$0	$0	$0	$0	$310,400

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

Compensation of Director

We currently do not compensate our director. In the future, we may compensate our current director or any additional directors for reasonable out-of-pocket expenses in attending board of directors’ meetings and for promoting our business. From time to time we may request certain members of the board of directors to perform services on our behalf. In such cases, we will compensate the directors for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 1,899,223,396 issued and outstanding shares of our common stock as of June 30, 2020, by the following persons:

•each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•each of our directors and executive officers; and

•all of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Paul D. Thompson(1)	124,252,684(2)(3)(4)	6.5%

All Officers and Directors as Group	124,252,684	6.5%

Total	124,252,684	6.5%

(1)1805 N. Carson Street, Suite 150, Carson City, NV 89701.

(2)Includes 113,295,994 shares of common stock held by Mr. Thompson individually; 660,000 shares of common stock held by Tioga Gold, Inc.; 182,918 shares of common stock held by Mexus Gold Mining S.A. C.V.; and 113,772 shares of common stock held by Mexus Gold International.

(3)Mr. Thompson owns 1,000,000 shares of our Series A Convertible Preferred Stock, $.001 par value. Each share of our Series A Convertible Preferred Stock converts into 10 shares of our common stock. Assuming Mr. Thomson converted 100% of the Series A Convertible Preferred Stock held by him into shares of common stock, he would hold and additional 10,000,000 shares of common stock and a grand total of 124,252,684 shares of commons stock or approximately 6.5% of our issued and outstanding shares of common stock.

(4)Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Convertible Preferred Stock and common stock on a fully-diluted basis; and (c) 0.000006. Accordingly, on any stockholders’ vote, Mr. Thompson has a total of 11,455,340,376 votes, and far greater than 50% of the issued and outstanding voting stock of the company.

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

None.

Transactions with Promoters

None.

Item 14. Principal Accounting Fees and Services.

Appointment of Auditors

Our Board of Directors selected RBSM LLP (“RBSM LLP”) as our auditors for the years ended March 31, 2020 and 2019.

Audit Fees

RBSM LLP billed us $48,000 in audit fees during the year ended March 31, 2020.

RBSM LLP billed us $52,000 in audit fees during the year ended March 31, 2019.

Audit-Related Fees

We did not pay any fees to RBSM LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2020 and 2019.

Tax and All Other Fees

RBSM LLP billed us $2,500 for tax compliance, tax advice, tax planning or other work during our fiscal year ending March 31, 2020.

RBSM LLP billed us $0 for tax compliance, tax advice, tax planning or other work during our fiscal year ending March 31, 2019.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by RBSM LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2020 and 2019, and for the years then ended, none of the hours expended on RBSM LLP’s engagement to audit those financial statements were attributed to work by persons other than RBSM LLPs full-time, permanent employees.

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

Signatures	Title	Date

/s/ Paul D. Thompson Sr. Paul D. Thompson Sr.	Chief Executive Officer Chief Financial Officer Principal Executive Officer Principal Financial Officer President Secretary Director	August 14, 2020

805 Third Avenue New York, NY 10022 Tel. 212.838.5100 Fax 212.838.2676 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mexus Gold US. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mexus Gold US. and subsidiaries (The “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two year period ended March 31, 2020 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and 2019 and the consolidated results of its operations and its cash flows for each of the years in the two year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses. At March 31, 2020, the Company is in the exploration stage, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
New York, New York
August 14, 2020

New York | Washington, DC | California | Nevada

China | India | Greece

Member of ANTEA International with offices worldwide

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019
ASSETS
CURRENT ASSETS
Cash	$64,173	$12,029
Prepaid and other assets	-	5,500
TOTAL CURRENT ASSETS	64,173	17,529

FIXED ASSETS
Property and equipment, net of accumulated depreciation	330,888	383,524
TOTAL FIXED ASSETS	330,888	383,524

OTHER ASSETS
Equipment under construction	-	17,018
Property costs	829,947	829,947
TOTAL OTHER ASSETS	829,947	846,965

TOTAL ASSETS	$1,225,008	$1,248,018

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$332,795	$254,578
Accounts payable - related party	397,469	434,704
Notes payable (net unamortized debt discount of $43,867 and $94,127, respectively)	934,248	626,190
Notes payable - related party	138,169	67,410
Promissory notes	65,000	65,000
Convertible promissory note (net of debt discount of $262,116 and $136,355, respectively)	386,239	104,034
Convertible promissory note derivative liability	486,663	113,091
Warrant derivative liability	39,387	-
TOTAL CURRENT LIABILITIES	2,779,970	1,665,007

TOTAL LIABILITIES	2,779,970	1,665,007

CONTINGENT LIABILITIES (Note 12)

STOCKHOLDERS' (DEFICIT) EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
5,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2019)	1,000	1,000
1,593,982,604 shares of Common Stock (1,011,848,975 - March 31, 2019)	1,593,978	1,011,845
Additional paid-in capital	28,867,921	27,064,698
Share subscription payable	327,807	632,840
Accumulated deficit	(32,345,668)	(29,127,372)
TOTAL STOCKHOLDERS' DEFICIT	(1,554,962)	(416,989)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,225,008	$1,248,018

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2020	2019
EXPENSE
Exploration (net of sale of gold of $76,287 and $0, respectively)	$641,562	$724,786
General and administrative	850,038	821,898
Stock-based expense - consulting services	537,900	427,839
Gain on sale of equipment	-	(10,000)
Loss on settlement of accounts payable	16,400	29,400
Total operating expenses	2,045,900	1,993,923

OTHER INCOME (EXPENSE)
Foreign exchange	(7,064)	3,256
Interest	(1,305,849)	(634,755)
(Loss) gain on settlement of debt	(129,763)	200,511
Gain on change in fair value and settlement of convertible promissory note derivative liabilities	270,280	151,533
	(1,172,396)	(279,455)

NET LOSS BEFORE PROVISION FOR TAX	(3,218,296)	(2,273,378)

Income tax	-	-

NET LOSS	$(3,218,296)	$(2,273,378)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	1,347,723,636	878,846,013

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	Preferred Stock		Series A Preferred Stock		Common Stock
	Number Of Shares #	Amount $	Number Of Shares #	Amount $	Number Of Shares #	Amount $	Additional Paid-in Capital $	Share Subscription Payable $	Accumulated Deficit $	Total Stockholders' Equity
Balance, March 31, 2018	-	-	1,000,000	1,000	775,922,947	775,919	25,743,607	636,565	(26,853,994)	303,097

Shares issued for services and supplies	-	-	-	-	27,857,226	27,857	370,171	29,811	-	427,839
Shares issued for cash	-	-	-	-	179,016,332	179,016	441,564	(145,080)	-	475,500
Shares issued for accounts payable	-	-	-	-	6,069,663	6,070	94,218	81,000	-	181,288
Shares issued for note principal and interest	-	-	-	-	22,982,807	22,983	261,974	33,194	-	318,151
Beneficial conversion feature	-	-	-	-	-	-	121,043	-	-	121,043
Settlement of stock payable	-	-	-	-	-	-	2,650	(2,650)	-	-
Issue of warrant	-	-	-	-	-	-	29,471	-	-	29,471
Net loss	-	-	-	-	-	-	-	-	(2,273,378)	(2,273,378)
Balance, March 31, 2019	-	-	1,000,000	1,000	1,011,848,975	1,011,845	27,064,698	632,840	(29,127,372)	(416,989)

Balance, March 31, 2019	-	-	1,000,000	1,000	1,011,848,975	1,011,845	27,064,698	632,840	(29,127,372)	(416,989)

Shares issued for services and supplies	-	-	-	-	66,070,923	66,071	629,218	(157,389)	-	537,900
Shares issued for equipment	-	-	-	-	1,000,000	1,000	6,700	47,278	-	54,978
Shares issued for cash	-	-	-	-	359,542,322	359,542	274,953	(99,100)	-	535,395
Shares issued for accounts payable	-	-	-	-	19,000,000	19,000	98,400	(81,000)	-	36,400
Shares issued for note principal and interest	-	-	-	-	60,547,350	60,547	407,740	20,673	-	488,960
Shares issued for convertible notes principal and interest	-	-	-	-	75,973,034	75,973	283,798	(35,495)	-	324,276
Beneficial conversion features	-	-	-	-	-	-	102,414	-	-	102,414
Net loss	-	-	-	-	-	-	-	-	(3,218,296)	(3,218,296)
Balance, March 31, 2020	-	-	1,000,000	1,000	1,593,982,604	1,593,978	28,867,921	327,807	(32,345,668)	(1,554,962)

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,218,296)	$(2,273,378)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	168,757	255,215
Gain on sale of equipment	-	(10,000)
Loss (gain) on settlement of debt and accounts payable	146,165	(171,112)
Stock-based compensation - services	537,900	427,839
Non cash Interest expense	1,206,882	634,755
Loss on change in fair value of derivative instrument	(270,281)	(151,533)
Changes in operating assets and liabilities:
Decrease (Increase) of other assets	5,500	(5,500)
Accounts payable and accrued liabilities, including related parties	150,509	298,542
NET CASH USED IN OPERATING ACTIVITIES	(1,272,864)	(995,172)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(44,125)	(111,981)
Proceeds from sale of equipment	-	10,000
NET CASH USED IN INVESTING ACTIVITIES	(44,125)	(101,981)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	616,530	555,487
Proceeds from issuance of notes payable - related party	70,759	67,410
Repayment of notes payable	(213,000)	(13,000)
Proceeds from the issuance of convertible promissory notes	761,750	220,500
Repayment of convertible promissory notes	(402,301)	(288,851)
Advances from related party	-	4,312
Repayment of advances from related party	-	(38,118)
Proceeds from issuance of common stock, net	535,395	475,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,369,133	983,240

INCREASE (DECREASE) IN CASH	52,144	(113,913)
CASH, BEGINNING OF PERIOD	12,029	125,942
CASH, END OF PERIOD	$64,173	$12,029
Supplemental disclosure of cash flow information:
Interest paid	$7,670	$-
Taxes paid	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable	$374,471	$234,949
Shares issued for settlement of convertible notes	$359,771	$-
Shares issued to settle accounts payable	$36,400	$100,288
Note payable issued to settle accounts payable	$66,754	$-
Shares issued in conjunction with the issuance of notes payable and convertible promissory note	$74,500	$83,201
Discount for beneficial conversion feature recognized on issuance of notes payable	$102,414	$150,513
Initial value of embedded derivative liability	$683,240	$-
Shares issued to purchase equipment	$54,978	$-
Reclassification of equipment under construction to property and equipment	$17,018	$56,438
Reclassification of deposit on mineral property to property costs	$-	$324,000

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

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

2.GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended March 31, 2020, the Company incurred a net loss of $3,218,296 and used cash in operating activities of $1,272,864, and at March 31, 2020, had an accumulated deficit of $32,345,668. At March 31, 2020, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plans to raise necessary funds through a private placement of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to raise the necessary funds, or that if it is successful in raising the necessary funds, that the Company will successfully execute its business plan. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets.

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. Certain 2019 financial statement amounts have been reclassified to conform to the financial statement presentation adopted in the current year.

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

March 31, 2020 and 2019

3.SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

Equipment

Equipment consists of mining tools and equipment, watercraft and vehicles which are depreciated on a straight-line basis over their expected useful lives as follows (see Note 5):

Mining tools and equipment7 years

Watercraft7 years

Vehicles3 years

Equipment under Construction

Equipment under construction comprises mining equipment that is currently being fabricated and modified by the Company and is not presently in use. Equipment under construction totaled $0 and $17,018 as of March 31, 2020 and 2019, respectively.

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

March 31, 2020 and 2019

3.SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

3.SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2020 and 2019, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2020 and 2019, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

March 31, 2020 and 2019

3.SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

At March 31, 2020 and 2019, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	March 31, 2020	March 31, 2019
Common stock issuable upon conversion of notes payable and convertible notes payable	360,182,235	77,245,894
Common stock issuable to satisfy stock payable obligations	68,740,692	105,502,659
Common stock issuable upon conversion of Series A Preferred Stock	1,000,000	1,000,000
Total	429,922,927	183,748,553

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

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

4.MINERAL PROPERTIES AND EXPLORATION COSTS

The following is a continuity of mineral property acquisition costs capitalized on the consolidated balance sheets during the years ended March 31, 2020 and 2019:

	Balance March 31, 2019	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2020
Ures Property (a)	$ -	$ -	$ -	$ -	$ -
Santa Elena Mine (b)	505,947	-	-	-	505,947
San Felix Project (c)	-	-	-	-	-
Project Mabel (d)	324,000	-	-	-	324,000
	$ 829,947	$ -	$ -	$ -	$ 829,947

	Balance March 31, 2018	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2019
Ures Property (a)	$ -	$ -	$ -	$ -	$ -
Santa Elena Mine (b)	505,947	-	-	-	505,947
San Felix Project (c)	-	-	-	-	-
Project Mabel (d)	324,000				324,000
	$ 829,947	$ -	$ -	$ -	$ 829,947

The following is a continuity of exploration costs expensed in the consolidated statements of operation:

	Balance March 31, 2019	Cash Payments	Share-based Payments	Balance March 31, 2020
Ures Property (a)	$ 2,089,538	$ 21,767	$ -	$ 2,111,305
Santa Elena Mine (b)	5,493,310	696,081	71,025	6,260,416
	$ 7,582,848	$ 717,848	$ 71,025	$ 8,371,721

	Balance March 31, 2018	Cash Payments	Share-based Payments	Balance March 31, 2019
Ures Property (a)	$ 2,089,538	$ -	$ -	$ 2,089,538
Santa Elena Mine (b)	4,668,410	724,786	100,114	5,493,310
	$ 6,757,948	$ 724,786	$ 100,114	$ 7,582,848

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

(b)Santa Elena Mine

Santa Elena Mine (also known as Caborca or Julio) comprise seven concessions with a total of 898.028 hectares of exploration properties located 54km NW of Caborca, State of Sonora, Mexico. These property rights are owned by Mexus Gold Mining S.A. de C.V. At March 31, 2020, a total of $505,947 have been capitalized on the consolidated balance sheet for these property costs.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

4.MINERAL PROPERTIES AND EXPLORATION COSTS (CONTINUED)

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

(d)Project Mabel

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

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

5.PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	March 31, 2020 Net Book Value	March 31, 2019 Net Book Value
Mining tools and equipment	$ 1,818,746	$ 1,502,354	$ 316,392	$ 363,710
Vehicles	178,810	164,314	14,496	19,814
	$ 1,997,556	$ 1,666,668	$ 330,888	$ 383,524

Depreciation expense for years ended March 31, 2020 was $168,757 and $255,215, respectively.

6.ACCOUNTS PAYABLE – RELATED PARTIES

During the years ended March 31, 2020 and 2019, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $45,600 and $45,600, respectively. At March 31, 2020 and 2019, $107,161 and $140,448 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At March 31, 2020 and 2019, $290,308 and $294,256 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

7.NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

During the years ended March 31, 2020 and 2019, the Company received various advances for notes payable totaling $754,043 and $622,897, respectively. These notes are unsecured and are due in one to fifteen months from the date issue.

(i)On April 5, 2019, the Company issued a promissory note (“Note”) for $41,000 in cash. The Note earns interest at 12% per annum, matures on April 6, 2020 and is convertible into shares of common stock of the Company, the option of the Holder, at $0.005 per share. This Note were initially recorded net of a debt discount of $41,000 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $41,000. This Note went into default on April 7, 2020.

(ii)On April 15, 2019, the Company issued a promissory note (“Note”) with a principal of amount of $66,754 bearing interest of 10% per annum to settle $66,754 in accounts payable due for accounting fees. The Note is due on June 30, 2020. The holder of the Note may convert principal and interest into shares of common stock of the Company at $0.005 per share. This Note were initially recorded net of a debt discount of $61,414 for a beneficial conversion feature with a corresponding increase in additional paid-in capital of $61,414. This Note went into default on July 1, 2020.

(iii)On May 14, 2019, the Company issued a promissory note (“Note”) for $90,000 in cash with a face value of $95,000. The face value of the Note was due on May 24, 2019 plus an additional 1,000,000 shares of common stock of the Company. On May 17, 2019 and June 17, 2019, the Company paid the Note holder $60,000 and $35,000, respectively. The 1,000,000 shares of common stock was valued at $8,500 ($0.0085 per share) and recorded as interest expense. An additional $270 was paid to reimburse the Holder for fees.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

7.NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY(CONTINUED)

(iv)On March 11, 2019, the Company entered into a loan agreement (“Note”) for $70,000 in cash with a term of one year and one day. Upon signing the Note, the Company agreed to issue 3,000,000 shares of common stock of the Company. In addition, the Company agreed to issue a warrant with an exercise price of $0.05 per share once the Note is fully settled. The Note also states that the Company will repay the Note from 5% of the net profit from the Santa Elena Caborca gold project net smelter royalty until the Note is paid in full. During the year ended March 31, 2020, an additional $70,000 in cash was advanced in accordance with the terms of the Note.

(v)On April 15, 2019, June 11, 2019, January 27, 2020 and January 31, 2020, the Company issued promissory notes which total $27,000 in principal that earn interest at 10% per annum and a terms of one to nine months.

(vi)On July 18, 2019, the Company entered into a loan agreement (“Note”) for $105,000 in cash. The terms of the Note require the repayment of $75,000 in cash and the issuance of 200,000 shares of the Company on August 1, 2019. On July 31, 2019, the Company repaid $75,000 in cash. On September 25, 2019, the Company agreed to settle the remaining $30,000 of principal by issuing 8,750,000 shares of common stock of the Company resulting in a loss on settlement of debt of $82,788.

(vii)On July 26, 2019, a promissory note with principal of $5,000 with interest payable of $350.

(viii)On August 9, 2019 and March 23, 2020, issued promissory notes with principal of $31,000 with total interest comprising of $2,300 in cash and 1,050,000 shares of common stock of the Company.

(ix)During the period November 1, 2019 to December 26, 2019, the Company issued 11 promissory notes (“Notes”) with $26,500 in principal that earn interest at 10% per annum and a term of six months. These promissory notes together with any unpaid accrued interest are payable, at the option of the holder, in cash or shares in the Company valued at the average closing prices of the previous 10 trading days. These Notes has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

(x)On October 7, 2019, the Company entered into a loan agreement (“Note”) for $125,000 in cash. On October 15, 2019 the Company repaid $40,000 in cash. The balance of the Note is due in equal quarterly installments commencing January 15, 2020 with interest payment at 14% per annum. In conjunction with the issuance of this Note the Company issued 5,000,000 shares of its common stock to the Note holder. The Note holder has the option to settle quarterly cash installments due in shares of common stock of the Company valued at 50% of market value calculated using the average of the last 10 day closing price. These Notes has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

(xi)On November 15, 2019 and February 29, 2020, the Company entered into loan agreements (“Notes”) for $35,030 in cash. On January 15, 2020, $25,000 principal plus $5,000 of interest is due and on April 5, 2020 $10,030 plus $150 of interest is due.

(xii)On December 10, 2019, the Company entered into a loan agreement (“Note”) for $61,000 in cash. The balance of the Note is due in equal installments on March 10, 2020 and June 10, 2020 with interest payment at 14% per annum.

During the year ended March 31, 2020 and 2019, note principal of $255,000 and $64,500, respectively, was paid through the issuance of 48,649,850 and 12,121,153 shares of common stock, respectively. In addition, during years ended March 31, 2020 and 2019, the Company paid $210,000 and $6,500 in cash, respectively, to settle debt.

At March 31, 2020 and 2019, the carrying value of the notes totaled $934,248 (net of unamortized debt discount of $43,867) and $626,190 (net of unamortized debt discount of $94,127), respectively. At March 31, 2020, $830,931 of these notes were in default. There are no default provisions stated in these notes. At March 31, 2020 and 2019, accrued interest of $113,603 and $31,332, respectively, is included in accounts payable and accrued liabilities.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

7.NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY(CONTINUED)

Notes payable – related party – At March 31, 2020 and 2019, notes payable – related party of $138,169 and $67,410, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum.

Interest and amortization of debt discount was $370,150 and $327,177 for the years ended March 31, 2020 and 2019, respectively.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at March 31, 2020 is $667.

8.PROMISSORY NOTES

At March 31, 2020 and 2019, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of March 31, 2020, the Company has not made the scheduled payments and is in default on this promissory note. The default rate on the notes is seven percent. At March 31, 2020 and 2019, accrued interest of $38,043 and $31,117, respectively, is included in accounts payable and accrued liabilities.

9.CONVERTIBLE PROMISSORY NOTES

JMJ Financial

On November 14, 2017, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), for a principal sum of $166,667 plus one-time 10% interest charge of $16,667 which matures on May 14, 2018 for $150,000 in cash. The Company may repay the Note and interest any time in cash before the maturity date without a prepayment penalty. If the Company defaults on repayment, this Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lesser of (a) $0.0375 or (b) 50% (40% if the conversion shares are not deliverable by DWAC) of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On issuance of the Note, an embedded derivative with a fair value of $66,205 was identified and recorded as debt discount (See Note 12). In conjunction with the Note, the Company issued 3,591,940 shares of common stock (“Origination Shares”) of the Company which was recorded as debt discount. The Origination Shares and the Note were valued at $51,920 and $31,875 upon issuance, respectively, using the relative fair value method. Additional interest expense is accreted on the Note between issuance and maturity dates with the expectation that principal and interest is likely to be settled in shares of common stock of the Company at a variable conversion price calculated at 40% of trade price of common stock of the Company. On May 16, 2018, the Company paid JMJ Financial $183,333 in cash to fully settle the Convertible Promissory Note issued on November 14, 2017 resulting in a gain on settlement of $275,000. Interest and amortization of debt discount was $0 and $103,669 for the years ended March 31, 2020 and 2019.

Power Up Lending Group Ltd.

On August 21, 2018, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $77,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing May 30, 2019 for $75,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $110,737, of which $77,500 was recorded as debt discount and the remainder of $33,237 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note in cash if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. . On January 17, 2019, the Company paid $105,520 in cash to Power Up Lending Group Ltd. to fully settle the Convertible Promissory Note resulting in a gain of settlement of $19,121. Interest and amortization of debt discount was $124,638 for the year ended March 31, 2019

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

9.CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On November 7, 2018, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $78,000 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing August 30, 2019 for $75,500 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $50,690 which was recorded as a debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2019, the Note is recorded at an accreted value of $125,681 less unamortized debt discount of $48,879. On May 10, 2019, the Company paid $111,531 in cash to Power Up Lending Group Ltd. to fully settle the Note resulting in a gain on settlement of $15,471. Interest and amortization of debt discount was $50,203 for the year ended March 31, 2020.

On January 25, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $73,000 less transaction costs of $3,000 bearing a 12% annual interest rate and maturing November 15, 2019 for $70,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $76,073, of which $70,000 was recorded as debt discount and the remainder of $6,073 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note in cash if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2019, the Note is recorded at an accreted value of $114,708 less unamortized debt discount of $87,476. On July 18, 2019, the Company paid $104,188 in cash to Power Up Lending Group Ltd. to fully settle the Note resulting in a gain on settlement of $14,249. Interest and amortization of debt discount was $91,207 for the year ended March 31, 2020.

On April 5, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $88,000 less transaction costs of $3,000 bearing a 12% annual interest rate and maturing February 28, 2020 for $85,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $74,311 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On October 8, 2019, the Company paid $125,830 in cash to Power Up Lending Group Ltd. to fully settle the Note resulting in a gain on settlement of $17,602. Interest and amortization of debt discount was $132,743 for the year ended March 31, 2020.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

9.CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On May 9, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $83,000 less transaction costs of $3,000 bearing a 12% annual interest rate and maturing March 15, 2020 for $80,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $77,741 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From November 14, 2019 to December 9, 2019, the Company issued 26,869,860 shares of common shares of the Company with the fair value $151,531 to Power Up Lending Group Ltd. to fully settle the Note resulting in a loss on settlement of $16,177. Interest and amortization of debt discount was $133,096 for the year ended March 31, 2020.

On June 11, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing April 15, 2020 for $40,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $38,450 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On December 11, 2019, the Company paid $60,751 in cash to Power Up Lending Group Ltd. to fully settle the Note resulting in a gain on settlement of $8,413. Interest and amortization of debt discount was $67,614 for the year ended March 31, 2020.

On July 29, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $85,000 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing June 15, 2020 for $82,500 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $105,696 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. From January 31, 2020 to March 6, 2020, the Company issued 49,103,174 shares of common shares of the Company with the fair value $208,240 to Power Up Lending Group Ltd. to fully settle the Note resulting in a loss on settlement of $69,625. Interest and amortization of debt discount was $138,615 for the year ended March 31, 2020.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

9.CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On October 3, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $82,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing August 15, 2020 for $80,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $50,377 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2020, the Note is recorded at an accreted value of $112,736 less unamortized debt discount of $20,352. Interest and amortization of debt discount was $62,760 for the year ended March 31, 2020.

On December 12, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $57,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing September 15, 2020 for $55,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $49,646 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2020, the Note is recorded at an accreted value of $70,450 less unamortized debt discount of $29,013. Interest and amortization of debt discount was $36,084 for the year ended March 31, 2020.

On March 2, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing December 15, 2020 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $70,613 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2020, the Note is recorded at an accreted value of $53,617 less unamortized debt discount of $44,714. Interest and amortization of debt discount was $8,903 for the year ended March 31, 2020.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

9.CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On March 26, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing January 15, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $38,003 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2020, the Note is recorded at an accreted value of $40,495 less unamortized debt discount of $37,311. Interest and amortization of debt discount was $1,182 for the year ended March 31, 2020.

JSJ Investments Inc.

On September 16, 2019, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $142,000 less debt discount of $17,000 bearing a 6% annual interest rate and maturing September 16, 2020 for $125,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $103,604 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2020, the Note is recorded at an accreted value of $173,230 less unamortized debt discount of $38,689. Interest and amortization of debt discount was $113,145 for the year ended March 31, 2020.

Crown Bridge Partners, LLC

On November 21, 2019, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $27,500 less transaction costs of $3,250 bearing a 12% annual interest rate and maturing November 21, 2020 for $24,250 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $18,608 which was recorded as a debt discount. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2020, the Note is recorded at an accreted value of $32,786 less unamortized debt discount of $10,784. Interest and amortization of debt discount was $16,359 for the year ended March 31, 2020.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

9.CONVERTIBLE PROMISSORY NOTES (CONTINUED)

Auctus Fund, LLC

On December 19, 2019, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC, (“Holder”) relating to the issuance and sale of a Convertible Promissory Note (the “Note”) with an original principal amount of $112,750 less an original issue discount of $10,000 and transaction costs of $2,750 bearing a 12% annual interest rate and maturing October 19, 2020 for $100,000 in cash. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature and warrant liability was $110,475 which was recorded as a debt discount. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price defined as the lowest trading price during the twenty-five trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue at 135% of the original principal amount plus interest and between 90 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 31, 2020, the Note is recorded at an accreted value of $145,712 less unamortized debt discount of $61,924. Interest and amortization of debt discount was $83,789 for the year ended March 31, 2020.

10.CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

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

	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020
Closing share price	$0.0112	$0.01	$0.0115	$0.0038	$0.0038
Conversion price	$0.0100	$0.0075	$0.0113	$0.0031 – $0.0032	$0.0026 - $0.0028
Risk free rate	2.44% - 2.56%	2.10%	2.10%	1.51% - 1.60%	0.11% - 0.15%
Expected volatility	230%	216% - 256%	153% - 214%	172% - 211%	201% - 256%
Dividend yield	0%	0%	0%	0%	0%
Expected life (years)	0.42- 0.63	0.38 – 0.79	0.39 –0.96	0.46 – 0.89	0.21 – 0.79

The inputs into the Black-Scholes models are as follows:

The fair value of the conversion option derivative liabilities is $486,663 and $113,091 at March 31, 2020 and 2019, respectively. The decrease in the fair value of the conversion option derivative liability for the years ended March 31, 2020 and 2019 of $270,281 and $151,533, respectively, is recorded as a gain in the consolidated statements of operations.

11.WARRANT LIABILITY

In conjunction with the issuance of the Convertible Promissory Note with Auctus Fund, LLC (the “Note”) on December 19, 2019, the Company issued 10,000,000 warrants with an exercise price of $0.005 and a term of five years. The warrants are subject to down round and other anti-dilution protections. The warrant is tainted and classified as a liability as a result of the issuance of the Note since there is a possibility during the life of the warrant the Company would not have enough authorized shares available if the warrant is exercised. The Company’s warrant liability has been measured at fair value at December 19, 2019 and March 31, 2020 using the Black-Scholes.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

11.WARRANT LIABILITY (CONTINUED)

The inputs into the Black-Scholes models are as follows:

	December 19, 2019	December 31, 2019	March 31, 2020
Closing share price	$0.0037	$0.0038	$0.0038
Conversion price	$0.005	$0.005	$0.005
Risk free rate	1.65%	1.69%	0.37%
Expected volatility	178%	177%	181%
Dividend yield	0%	0%	0%
Expected life (years)	5.0	4.97	4.72

The fair value of the warrant liability is $35,090, which was recorded as initial derivative expense, and $39,387 at December 19, 2019 and March 31, 2020, respectively. The decrease (increase) in the fair value of the warrant liability of $(881) is recorded as a loss in the consolidated statements of operations for the year ended March 31, 2020.

12.CONTINGENT LIABILITIES

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

13.STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2020 and 2019:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at March 31, 2020 and 2019.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at March 31, 2020 and 2019.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 5,000,000,000 shares authorized: 1,593,982,604 and 1,011,848,975 shares issued and outstanding at March 31, 2020 and 2019, respectively. Holders of Common Stock have one vote per share of Common Stock held.

Increase in the Number of Authorized Shares

On November 25, 2019, the Company’s board of directors and the majority shareholder approved an increase in the number of authorized shares of common stock of the Company from two billion (2,000,000,000) shares of common stock, par value $0.001 per share, to five billion (5,000,000,000) shares of common stock, par value $0.001 per share. A Certificate of Amendment for the increase in authorized shares was filed with the State of Nevada on December 23, 2019.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

13.STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(i)Year Ended March 31, 2020

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

March 31, 2020 and 2019

13.STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

On January 8, 2020, the Company issued 14,825,000 shares of common stock to satisfy obligations under share subscription agreements of $28,500 for cash receipts, $62,000 for interest and $24,510 for the settlement of notes payable included in share subscriptions payable.

On January 31, 2020, the Company issued 3,300,000 shares of common stock to satisfy obligations under share subscription agreements of $9,250 for cash receipts and $7,700 for equipment included in share subscriptions payable.

On January 31, 2020, the Company issued 5,714,286 shares of common stock to satisfy obligations under share subscription agreements of $18,286 for settlement of convertible notes included in share subscriptions payable.

On February 7, 2020, the Company issued 8,333,333 shares of common stock to satisfy obligations under share subscription agreements of $28,333 for settlement of convertible notes included in share subscriptions payable.

On February 14, 2019, the Company issued 10,000,000 shares of common stock to satisfy obligations under share subscription agreements of $40,000 for settlement of convertible notes included in share subscriptions payable.

On February 19, 2020, the Company issued 14,697,368 shares of common stock to satisfy obligations under share subscription agreements of $16,500 for cash receipts and $21,250 for services included in share subscriptions payable.

On February 20, 2020, the Company issued 18,333,333 shares of common stock to satisfy obligations under share subscription agreements of $21,000 for cash included in share subscriptions payable.

On February 21, 2020, the Company issued 4,200,000 shares of common stock to satisfy obligations under share subscription agreements of $4,000 for cash receipts and $35,100 for services included in share subscriptions payable.

On February 25, 2020, the Company issued 11,650,000 shares of common stock to satisfy obligations under share subscription agreements of $11,500 for cash receipts and $17,425 for services included in share subscriptions payable.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

13.STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On March 3, 2020, the Company issued 11,111,111 shares of common stock to satisfy obligations under share subscription agreements of $63,333 for settlement of convertible notes included in share subscriptions payable.

On March 9, 2020, the Company issued 13,944,444 shares of common stock to satisfy obligations under share subscription agreements of $58,288 for settlement of convertible notes included in share subscriptions payable.

(ii)Year Ended March 31, 2019

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

March 31, 2020 and 2019

13.STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

Common Stock Payable

(iii)Year Ended March 31, 2020

As at March 31, 2020, the Company had total subscriptions payable for 68,740,692 shares of common stock for $71,882 in cash, shares of common stock for interest valued at $5,111, shares of common stock for equipment of $47,278, shares of common stock for services valued at $182,863 and shares of common stock for notes payable of $20,673.

(iv)Year Ended March 31, 2019

As at March 31, 2019, the Company had total subscriptions payable for 105,502,659 shares of common stock for $170,982 in cash, shares of common stock for interest valued at $40,606, shares of common stock for services valued at $340,252 and common stock for settlement of accounts payable valued at $81,000.

14.RELATED PARTY TRANSACTIONS

During the years ended March 31, 2020 and 2019, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 6

Notes payable and notes payable – related parties – Note 7

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

15.INCOME TAXES

The Company had no income tax expense due to operating loss incurred for the years ended March 31, 2020 and 2019.

United States

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

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing. But is reviewing the TCJA's potential ramifications.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” (CARES Act or Act below). (References to the Code below are references to the Internal Revenue Code of 1986, as amended. Section references below are references to sections of the Act.), provisions relevant to the Company:

Section 2303. Modifications for net operating losses (NOL): Under Code Section 172(a) the amount of the NOL deduction is equal to the lesser of (a) the aggregate of the NOL carryovers to such year and NOL carrybacks to such year, or (b) 80% of taxable income computed without regard to the deduction allowable in this section. Thus, NOLs are currently subject to a taxable-income limitation and cannot fully offset income. The Act temporarily removes the taxable income limitation to allow an NOL to fully offset income.

Section 2306. Modifications of limitation on business interest: The 2017 Tax Cuts and Jobs Act of 2017 (TCJA) generally limited the amount of business interest allowed as a deduction to 30% of adjusted taxable income. The Act temporarily and retroactively increases the limitation on the deductibility of interest expense under Code Section 163(j)(1) from 30% to 50% for tax years beginning in 2019 and 2020. (Code Section 163(j)(10)(A)(i) as amended by Act Section 2306(a)).

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the CARES Act and guidance currently available as of this filing. But is reviewing the CARES Act potential ramifications.

Mexico

Corporations resident in Mexico are taxable on their worldwide income from all sources, including profits from business and property. The Company is subject to Mexico tax at a rate of 30% on taxable income, if any, from Mexico operations. Subject to certain limitations, losses incurred in prior years by a business may be carried forward and deducted from income earned over a subsequent ten-year period. Net operating loss carrybacks are not allowed.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

15.INCOME TAXES (CONTINUED)

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at March 31, 2020 and 2019 are comprised of the following:

	Year Ended March 31, 2020	Year Ended March 31, 2019
Deferred tax assets:
Net-operating loss carryforward	$ 4,615,689	$ 3,943,779
Total deferred tax assets	4,615,689	3,943,779
Valuation allowance	(4,615,689)	(3,943,779)
Deferred tax assets, net of allowance	$ -	$ -

	Year Ended March 31, 2020	Year Ended March 31, 2019
Federal
Current	$ -	$ -
Deferred	4,615,689	3,943,779
State	-	-
Current	-	-
Deferred	-	-
Change in valuation allowance	(4,615,689)	(3,943,779)
Income tax provision	$ -	$ -

We have a net operating loss ("NOL") carry forward for U.S. income tax purposes aggregating approximately $17.6M as of March 31, 2020 expiring through the tax year 2038, subject to the Internal Revenue Code Section 382/383, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL's, we have a Mexico NOL for our Mexico operations as of March 31, 2020 of approximately $3.0M that expires through 2030.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at March 31, 2020. The valuation allowance increased by approximately $0.6 million as of March 31, 2020.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	Year Ended March 31, 2020	Year Ended March 31, 2019
Statutory Federal Income Tax Rate	21%	21%
Non-deductible expenses	(9%)	(7%)
Change in valuation allowance	(12%)	(14%)
Income tax provision	$ -	$ -

The Company has not identified any uncertain tax positions requiring a reserve as of March 31, 2020.

The Company has not filed its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, Information Return of U.S. Persons With Respect to Certain Foreign Corporations for the years ended March 31, 2010 through 2020. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

16.SUBSEQUENT EVENTS

Common Stock Issued

On April 2, 2020, the Company issued 22,483,333 shares of common stock to satisfy obligations under share subscription agreements of $28,500 for cash and $3,800 for settlement of notes payable and interest included in share subscriptions payable.

From April 14, 2020 to May 1, 2020, the Company issued 161,706,173 shares of common stock to satisfy obligations under share subscription agreements of $464,793 for settlement of convertible notes included in share subscriptions payable.

On May 4, 2020, the Company issued 31,274,641 shares of common stock to satisfy obligations under share subscription agreements of $53,680 for settlement of services and $54,000 for the settlement of note payable included in share subscriptions payable.

On May 11, 2020, the Company issued 1,350,000 shares of common stock to satisfy obligations under share subscription agreements of $5,130 for settlement of services included in share subscriptions payable.

On May 12, 2020, the Company issued 7,050,000 shares of common stock to satisfy obligations under share subscription agreements of $14,805 for settlement of services included in share subscriptions payable.

On May 21, 2020, the Company issued 7,157,895 shares of common stock to satisfy obligations under share subscription agreements of $28,000 for settlement of services included in share subscriptions payable.

From June 4, 2020 to June 25, 2020, the Company issued 74,218,750 shares of common stock to satisfy obligations under share subscription agreements of $264,359 for settlement of convertible notes included in share subscriptions payable.

On June 5, 2020, the Company issued 5,000,000 shares of common stock to satisfy obligations under share subscription agreements of $5,000 for settlement of cash included in share subscriptions payable.

Common Stock Payable

For the period of April 1, 2020 to July 17, 2020, the Company issued subscriptions payable for 8,333,333 shares of common stock for $10,000 ($0.001 per share) in cash.

For the period of April 1, 2020 to July 17, 2020, the Company issued subscriptions payable for 7,050,000 shares of common stock for $14,805 ($0.0021 per share) in services.

For the period of April 1, 2020 to July 17, 2020, the Company issued subscriptions payable for 1,000,000 shares of common stock for $3,800 ($0.0038 per share) to settle notes payable.

For the period of April 1, 2020 to July 17, 2020, the Company issued subscriptions payable for 22,727,273 shares of common stock for $50,000 ($0.0022 per share) to settle notes payable – related party.

For the period of April 1, 2020 to July 17, 2020, the Company issued subscriptions payable for 235,924,923 shares of common stock for $729,152 ($0.0031 per share) to settle convertible note principal and interest of $206,500.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

16.SUBSEQUENT EVENTS (CONTINUED)

JSJ Investments Inc.

On June 9, 2020, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $130,000 less debt discount of $3,000 bearing a 6% annual interest rate and maturing June 9, 2021 for $127,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

Power Up Lending Group Ltd.

On June 9, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing April 1, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 61% of the market price defined as the average of the lowest two trading prices during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 115% of the original principal amount plus interest, between 31 days and 60 days at 120% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

Auctus Funding, LLC

On June 15, 2020, the Company fully settled the Convertible Promissory Note issued to Auctus Fnd, LLC on December 19, 2020 with an original principal amount of $112,750 for $178,855 in cash.