Form 10-K/A
period 2020-03-31
Mexus Gold US
filed 2020-08-18
CIK 1355677

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

EXPLANATORY NOTE

The sole purpose of this Amendment #1 to the Annual Report on Form 10-K ("Form 10-K") for the year ended March 31, 2020, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

Item 15. Exhibits, Financial Statement Schedules.

Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at March 31, 2020 and 2019
Consolidated Statements of Operations for the years ended March 31, 2020 and 2019
Consolidated Statements of Stockholders' Equity for the years ended March 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended March 31, 2020 and 2019
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

Signatures	Title	Date

/s/ Paul D. Thompson Sr.	Chief Executive Officer
Paul D. Thompson Sr.	Chief Financial Officer Principal Executive Officer Principal Financial Officer President Secretary Director	August 18, 2020