Form 10-Q
period 2020-06-30
Mexus Gold US
filed 2020-08-18
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 7, 2020, there were 1,971,728,728 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$3,271	$64,173
TOTAL CURRENT ASSETS	3,271	64,173

FIXED ASSETS
Property and equipment, net of accumulated depreciation	305,719	330,888
TOTAL FIXED ASSETS	305,719	330,888

OTHER ASSETS
Property costs	829,947	829,947
TOTAL OTHER ASSETS	829,947	829,947

TOTAL ASSETS	$1,138,937	$1,225,008

LIABILITIES AND STOCKHOLDERS' DEFICIT(EQUITY)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$415,464	$332,795
Accounts payable - related party	367,628	397,469
Notes payable (net unamortized debt discount of $17,930 and $43,867, respectively)	992,090	934,248
Notes payable - related party	141,169	138,169
Promissory notes	65,000	65,000
Convertible promissory note (net of debt discount of $224,093 and $262,116, respectively)	89,446	386,239
Convertible promissory note derivative liabilities	215,086	486,663
Warrant derivative liability	34,268	39,387
TOTAL CURRENT LIABILITIES	2,320,151	2,779,970

TOTAL LIABILITIES	2,320,151	2,779,970

CONTINGENT LIABILITIES (Note 11)

STOCKHOLDERS' (DEFICIT) EQUITY
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
5,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2020)	1,000	1,000
1,899,223,396 shares of Common Stock (1,593,982,604 - March 31, 2020)	1,899,219	1,593,978
Additional paid-in capital	29,459,527	28,867,921
Share subscription payable	284,903	327,807
Accumulated deficit	(32,825,863)	(32,345,668)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,181,214)	(1,554,962)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,138,937	$1,225,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2020	2019
EXPENSES
Exploration (net of sale of gold of $117,389 and $0, respectively)	8,128	194,147
General and administrative	171,720	216,639
Stock-based expense - consulting services	86,211	238,165
Loss on settlement of accounts payable	-	16,400
Total operating expenses	266,059	665,351

OTHER INCOME (EXPENSE)
Foreign exchange	(1,870)	(1,974)
Interest	(503,595)	(214,847)
(Loss) gain on settlement of debt	(162,367)	15,471
Gain on change in fair value and settlement of convertible promissory note derivative liabilities	453,696	27,503
Total other expense	(214,136)	(173,847)

NET LOSS BEFORE PROVISION FOR TAX	(480,195)	(839,198)

Income tax	-	-
NET LOSS	$(480,195)	$(839,198)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	1,776,708,954	1,100,530,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

Three Months Ended June 30, 2019
	Preferred Stock		Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Share Subscription Payable	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2019	-	$ -	1,000,000	$ 1,000	1,011,848,975	$ 1,011,845	$ 27,064,698	$ 632,840	$ (29,127,372)	$ (416,989)

Shares issued for services and supplies	-	-	-	-	12,569,207	12,569	204,895	20,700	-	238,164
Shares issued for cash	-	-	-	-	114,044,994	114,045	114,105	(22,604)	-	205,546
Shares issued for accounts payable	-	-	-	-	19,000,000	19,000	98,400	(81,000)	-	36,400
Shares issued for note principal and interest	-	-	-	-	9,635,000	9,635	7,471	(2,106)	-	15,000
Beneficial conversion features	-	-	-	-	-	-	102,414	-	-	102,414
Net loss	-	-	-	-	-	-	-	-	(839,198)	(839,198)
Balance, June 30, 2019	-	$ -	1,000,000	$ 1,000	1,167,098,176	$ 1,167,094	$ 27,591,983	$ 547,830	$ (29,966,570)	$ (658,663)

Three Months Ended June 30, 2020

Balance, March 31, 2020	-	$ -	1,000,000	$ 1,000	1,593,982,604	$ 1,593,978	$ 28,867,921	$ 327,807	$ (32,345,668)	$ (1,554,962)

Shares issued for services and supplies	-	-	-	-	23,105,263	23,105	78,510	(15,404)	-	86,211
Shares issued for cash	-	-	-	-	26,483,333	26,484	7,016	(23,500)	-	10,000
Shares issued for accounts payable - related party	-	-	-	-	23,727,273	23,727	26,273	-	-	50,000
Shares issued for note principal and interest	-	-	-	-	1,000,000	1,000	6,800	(4,000)	-	3,800
Shares issued for convertible notes principal and interest	-	-	-	-	230,924,923	230,925	473,007	-	-	703,932
Net loss	-	-	-	-	-	-	-	-	(480,195)	(480,195)
Balance, June 30, 2020	-	$ -	1,000,000	$ 1,000	1,899,223,396	$ 1,899,219	$ 29,459,527	$ 284,903	$ (32,825,863)	$ (1,181,214)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(480,195)	$(839,198)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	25,169	59,790
Gain on settlement of debt and accounts payable	162,367	(15,471)
Stock-based compensation - services	86,211	238,164
Non cash Interest expense	472,269	194,882
Gain on change in fair value of derivative instrument	(453,696)	(27,503)
Changes in operating assets and liabilities:
Decrease (Increase) of other assets	-	5,500
Increase in accounts payable and accrued liabilities, including related parties	102,828	27,040
NET CASH USED IN OPERATING ACTIVITIES	(85,047)	(356,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(44,125)
NET CASH USED IN INVESTING ACTIVITIES	-	(44,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	20,000	184,000
Proceeds from issuance of notes payable - related party	3,000	-
Payment of notes payable	(7,000)	(90,000)
Proceeds from the issuance of convertible promissory notes	177,000	205,000
Repayment of convertible promissory note	(178,855)	(111,531)
Proceeds from issuance of common stock, net	10,000	205,546
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,145	393,015

DECREASE IN CASH	(60,902)	(7,906)

CASH, BEGINNING OF PERIOD	64,173	12,029
CASH, END OF PERIOD	$3,271	$4,123

Supplemental disclosure of cash flow information:
Interest paid	$-	$5,270
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable and interest	$3,800	$6,500
Shares issued for settlement of convertible notes	$703,932	$-
Shares issued to settle accounts payable	$-	$36,400
Shares issued to settle accounts payable - related party	$50,000	$-
Note payable issued to settle accounts payable	$-	$66,754
Shares issued in conjunction with the issuance of notes payable and convertible promissory note	$-	$8,500
Discount for beneficial conversion feature recognized on issuance of notes payable	$-	$102,414
Initial value of embedded derivative liability	$177,000	$190,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020

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

2. BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the unaudited condensed consolidated financial statements, footnote disclosures and other information normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at March 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

June 30, 2020

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

June 30, 2020

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. For the three months ended June 30, 2020 and 2019, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

2. BASIS OF PREPARATION (CONTINUED)

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of June 30, 2020 and March 31, 2020, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

At June 30, 2020 and March 31, 2020, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	June 30, 2020	March 31, 2020
Common stock issuable upon conversion of notes payable and convertible notes payable	195,655,882	360,182,235
Common stock issuable to satisfy stock payable obligations	48,429,651	68,740,692
Common stock issuable upon conversion of Series A Preferred Stock	1,000,000	1,000,000
Total	245,085,533	429,922,927

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

2. BASIS OF PREPARATION (CONTINUED)

Recently Issued Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2020, the Company incurred a net loss of $480,195 and used cash in operating activities of $85,047, and at June 30, 2020, had an accumulated deficit of $32,825,863. At June 30, 2020, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

4. PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	June 30, 2020 Net Book Value	March 31, 2020 Net Book Value
Mining tools and equipment	$1,818,746	$1,525,398	$293,348	$316,392
Vehicles	178,810	166,439	12,371	14,496
	$1,997,556	$1,691,837	$305,719	$330,888

Depreciation expense for three months ended June 30, 2020 and 2019 was $25,169 and $59,790, respectively.

5. ACCOUNTS PAYABLE – RELATED PARTIES

During the three months ended June 30, 2020 and 2019, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $11,400, respectively. At June 30, 2020 and March 31, 2020, $113,624 and $107,161 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. At June 30, 2020 and March 31, 2020, $254,004 and $290,308 of compensation due is included in accounts payable – related party, respectively and $32,600 for 2,000,000 shares and $32,600 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

6. NOTES PAYABLE AND NOTES PAYABLE RELATED PARTY

During the three months ended June 30, 2020, the Company issued the following notes payable:

During the period June 12, 2020 to June 15, 2020, the Company issued two (2) promissory notes (“Notes”) with $20,000 in principal that earn interest at 12% per annum and a term of six months. These promissory notes together with any unpaid accrued interest are payable, at the option of the holder, in cash or shares in the Company valued at the average closing prices of the previous 14 trading days. These Notes has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

During the three months ended June 30, 2020 and 2019, note principal of $2,000 and $6,500, respectively, was paid through the issuance of 1,000,000 shares and 6,500,000 shares of common stock, respectively. In addition, during three months ended June 30, 2020 and 2019, the Company paid $7,000 and $90,000 in cash, respectively, to settle debt.

At June 30, 2020 and March 31, 2020, the carrying value of the notes totaled $992,090 (net of unamortized debt discount of $17,930) and $934,248 (net of unamortized debt discount of $43,867), respectively.

At June 30, 2020, $1,091,035 of these notes were in default. There are no default provisions stated in these notes.

At June 30, 2020 and March 31, 2020, accrued interest of $142,135 and $113,603, respectively, is included in accounts payable and accrued liabilities.

Notes payable – related party – At June 30, 2020 and March 31, 2020, notes payable – related party of $141,169 and $138,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum.

Interest and amortization of debt discount was $46,842 and $47,914 for the three months ended June 30, 2020 and 2019, respectively.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at June 30, 2020 is $0.

7. PROMISSORY NOTE

At June 30, 2020 and March 31, 2020, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of June 30, 2020, the Company has not made the scheduled payments and is in default on this promissory note. The default rate on the notes is seven percent. At June 30, 2020 and March 31, 2020, accrued interest of $40,837 and $38,043, respectively, is included in accounts payable and accrued liabilities.

8. CONVERTIBLE PROMISSORY NOTES

Power Up Lending Group Ltd.

On October 3, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $82,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing August 15, 2020 for $80,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $50,377 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From April 13, 2020 to April 22, 2020, the Company issued 49,788,304 shares of common shares of the Company with the fair value $154,491 to the Holder to fully settle the Note resulting in a loss on settlement of $19,953. Interest and amortization of debt discount was $42,155 for the three months ended June 30, 2020.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On December 12, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $57,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing September 15, 2020 for $55,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $49,646 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From June 17, 2020 to June 24, 2020, the Company issued 38,718,750 shares of common shares of the Company with the fair value $137,709 to the Holder to fully settle the Note resulting in a loss on settlement of $43,940. Interest and amortization of debt discount was $52,332 for the three months ended June 30, 2020.

On March 2, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing December 15, 2020 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $70,613 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At June 30, 2020, the Note is recorded at an accreted value of $64,965 less unamortized debt discount of $28,125. Interest and amortization of debt discount was $27,937 for the three months ended June 30, 2020.

On March 26, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing January 15, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $38,003 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At June 30, 2020, the Note is recorded at an accreted value of $49,511 less unamortized debt discount of $24,822. Interest and amortization of debt discount was $21,510 for the three months ended June 30, 2020.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On June 9, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing April 1, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $67,285, of which $50,000 was recorded as debt discount and the remainder of $17,285 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At June 30, 2020, the Note is recorded at an accreted value of $52,976 less unamortized debt discount of $46,275. Interest and amortization of debt discount was $6,700 for the three months ended June 30, 2020.

JSJ Investments Inc.

On September 16, 2019, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $142,000 less debt discount of $17,000 bearing a 6% annual interest rate and maturing September 16, 2020 for $125,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $103,604 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From April 15, 2020 to April 29, 2020, the Company issued 111,917,869 shares of common shares of the Company with the fair value $305,082 to the Holder to fully settle the Note resulting in a loss on settlement of $83,378. Interest and amortization of debt discount was $92,382 for the three months ended June 30, 2020.

On June 9, 2020, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $130,000 less debt discount of $3,000 bearing a 6% annual interest rate and maturing June 9, 2021 for $127,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $139,417, of which $127,000 was recorded as debt discount and the remainder of $12,417 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At June 30, 2020, the Note is recorded at an accreted value of $131,718 less unamortized debt discount of $119,521. Interest and amortization of debt discount was $12,197 for the three months ended June 30, 2020.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

Crown Bridge Partners, LLC

On November 21, 2019, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $27,500 less transaction costs of $3,250 bearing a 12% annual interest rate and maturing November 21, 2020 for $24,250 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $18,608 which was recorded as a debt discount. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From June 2, 2020 to June 16, 2020, the Company issued 30,500,000 shares of common shares of the Company with the fair value $106,650 to the Holder to fully settle the Note resulting in a loss on settlement of $77,875. At June 30, 2020, the Note is recorded at an accreted value of $14,365 less unamortized debt discount of $5,349. Interest and amortization of debt discount was $15,789 for the three months ended June 30, 2020.

Auctus Fund, LLC

On December 19, 2019, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC, (“Holder”) relating to the issuance and sale of a Convertible Promissory Note (the “Note”) with an original principal amount of $112,750 less an original issue discount of $10,000 and transaction costs of $2,750 bearing a 12% annual interest rate and maturing September 15, 2020 for $100,000 in cash. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature and warrant liability was $110,475 which was recorded as a debt discount. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price defined as the lowest trading price during the twenty-five trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue at 135% of the original principal amount plus interest and between 90 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 15, 2020, the Company paid $178,855 in cash the Holder to fully settle the Note resulting in a gain on settlement of $59,359. Interest and amortization of debt discount was $154,426 for the three months ended June 30, 2020.

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

The inputs into the Black-Scholes models are as follows:

	March 31, 2020	June 30, 2020
Closing share price	$0.0038	$0.0034
Conversion price	$0.0026 - $0.0028	$0.0024 - $0.0032
Risk free rate	0.11% - 0.15%	0.14% - 0.15%
Expected volatility	201% - 256%	192% - 223%
Dividend yield	0%	0%
Expected life (years)	0.21 – 0.79	0.39 – 0.94

The fair value of the conversion option derivative liabilities is $215,086 and $486,663 at June 30, 2020 and March 31, 2020, respectively. The decrease in the fair value of the conversion option derivative liability for the three months ended June 30, 2020 and 2019 of $448,577 and $27,503, respectively, is recorded as a gain in the unaudited condensed consolidated statements of operations.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

10. WARRANT LIABILITY

In conjunction with the issuance of the Convertible Promissory Note with Auctus Fund, LLC (the “Note”) on December 19, 2019, the Company issued 10,000,000 warrants with an exercise price of $0.005 and a term of five years. The warrants are subject to down round and other anti-dilution protections. The warrant is tainted and classified as a liability as a result of the issuance of the Note since there is a possibility during the life of the warrant the Company would not have enough authorized shares available if the warrant is exercised. The Company’s warrant liability has been measured at fair value at December 19, 2019 and June 30, 2020 using the Black-Scholes.

The inputs into the Black-Scholes models are as follows:

	March 31, 2020	June 30, 2020
Closing share price	$0.0038	$0.0034
Conversion price	$0.005	$0.005
Risk free rate	0.37%	0.37%
Expected volatility	181%	181%
Dividend yield	0%	0%
Expected life (years)	4.72	4.72

The fair value of the warrant liability is $34,268 and $39,387 at June 30, 2020 and March 31, 2020, respectively. The decrease in the fair value of the warrant liability of $5,119 is recorded as a gain in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2020.

11. CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of June 30, 2020, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

12. STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2020 and March 31, 2020:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at June 30, 2020 and March 31, 2020.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at June 30, 2020 and March 31, 2020.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 5,000,000,000 shares authorized:1,899,223,396 and 1,593,982,604 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively. Holders of Common Stock have one vote per share of Common Stock held.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

12. STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock Issued

On April 2, 2020, the Company issued 22,483,333 shares of common stock to satisfy obligations under share subscription agreements of $28,500 for cash and $3,800 for settlement of notes payable and interest included in share subscriptions payable.

From April 14, 2020 to May 1, 2020, the Company issued 161,706,173 shares of common stock to satisfy obligations under share subscription agreements of $459,572 for settlement of convertible notes included in share subscriptions payable.

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

From June 4, 2020 to June 25, 2020, the Company issued 69,218,750 shares of common stock to satisfy obligations under share subscription agreements of $244,359 for settlement of convertible notes included in share subscriptions payable.

On June 5, 2020, the Company issued 5,000,000 shares of common stock to satisfy obligations under share subscription agreements of $5,000 for settlement of cash included in share subscriptions payable.

Common Stock Payable

As at June 30, 2020, the Company had total subscriptions payable for 48,429,651 shares of common stock for $48,382 in cash, shares of common stock for interest valued at $1,111, shares of common stock for services valued at $167,459, shares of common stock for notes payable of $20,673 and shares of common stock for equipment of $47,278.

13. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2020 and 2019, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 5

Notes payable – Note 6

14. SUBSEQUENT EVENTS

Common Stock Issued

On July 13, 2020, the Company issued 5,000,000 shares of common stock to satisfy obligations under share subscription agreements of $20,000 for the settlement of convertible notes included in share subscriptions payable.

On July 23, 2020, the Company issued 39,593,568 shares of common stock to satisfy obligations under share subscription agreements of $33,000 for cash and $32,105 for settlement of services included in share subscriptions payable.

On July 28, 2020, the Company issued 27,911,764 shares of common stock to satisfy obligations under share subscription agreements of $14,000 for cash, $49,300 for settlement of services and $26,600 for the settlement of convertible notes included in share subscriptions payable.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

14. SUBSEQUENT EVENTS

Common Stock Payable

For the period of July 1, 2020 to August 7, 2020, the Company issued subscriptions payable for 39,500,000 shares of common stock for $37,000 ($0.0010 per share) in cash and 10,000 ($0.0040 per share) in services.

For the period of July 1, 2020 to August 7, 2020, the Company issued subscriptions payable for 12,000,000 shares of common stock for $46,600 ($0.0039 per share) to settle convertible note principal of $10,128.

Power Up Lending Group Ltd.

On July 17, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing May 17, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

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

In the past year, Mexus has completed leach VAT testing and trenching including assaying with promising results. Historical assaying of the Ocho Hermanos concession has produced assays up to 1 Kg Ag per ton with 10 Gpt Au, 4% lead and 1% copper. One ton of mineralized materials holds 40 metals which is a complex ore. The Company is evaluating production procedures to economically process this ore.

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

Employees

We have one employee, Paul D. Thompson, and no employees at this time in the United States of Mexico. Consultants with specific skills are utilized to assist with various aspects of the requirements of activities such as project evaluation, property management, due diligence, acquisition initiatives, corporate governance and property management. If we complete our planned activation of the operations of the Mexican mining properties, our total workforce will be approximately 20 persons. Mr. Paul D. Thompson is our sole officer and director.

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

While the Company, as of March 31, 2020, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three months ended June 30, 2020 and 2019. All amounts herein are in U.S. dollars.

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

We had a net loss during the three months ended June 30, 2020 of $480,195 compared to a net loss of $839,198 during the same period in 2019. The decrease in net loss is primarily attributable (i) an increase in revenues from gold sales of $117,389 (ii) a decrease in exploration costs of $68,630 (iii) a decrease in stock-based expense – consulting services of $151,954 and (iv) an increase in gain on convertible promissory note derivative liability of $426,193. The decrease in the net loss is partially offset by (i) an increase in interest expense of $288,748 and (ii) and increase in loss on settlement of debt of $177,838.

Operating Expenses

Total operating expenses decreased to $266,059 for three months ended June 30, 2020, compared to $665,351 for the three months ended June 30, 2019. The decrease in operating expenses was primarily due to decreases in exploration and in stock-based expense – consulting services.

For the three months ended June 30, 2020, the Company had recoveries from the sale of gold of $117,389 compared to $0 for the three months ended June 30, 2019. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $214,136 of other expense during the three months ended June 30, 2020 compared to $173,847 of other expense during the same period in 2019.

Changes in other income (expense) is mainly attributable to increases in interest expense and loss on settlement of debt which was partially offset by a gain on changes in fair value of derivative liabilities. The increase in interest expense is primarily due to the issuance of the convertible promissory notes.

Liquidity and Capital Resources

At June 30, 2020, we had cash of $3,271 compared to cash of $64,173 at March 31, 2020.

Our property and equipment decreased to $305,719 at June 30, 2020, compared to $330,888 at March 31, 2019. The decrease in equipment is largely due to depreciation expense of $25,169 for three months ended June 30, 2019.

Our mineral properties remained unchanged at $829,947 at June 30, 2020 and March 31, 2020.

Total assets decreased to $1,138,937 at June 30, 2020, compared to $1,225,008 at March 31, 2020. The majority of the decrease in assets relates to a $25,169 of depreciation expense and a decrease in cash of $60,902.

Our total liabilities decreased to $2,320,151 at June 30, 2020, compared to $2,779,970 as of March 31, 2020. The decrease in our total liabilities can be primarily attributed to the settlement convertible promissory notes along with the related convertible promissory note derivative liabilities.

Our working capital deficit at June 30, 2020 and March 31, 2020 is $2,316,880 and $2,715,797, respectively.

Our net cash used in operating activities for the year ended March 31, 2020 and 2019 is $85,047 and $365,796, respectively. Our net loss for the three months ended June 30, 2020 of $480,195 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $25,169, stock-based compensation – services of $86,211 and non-cash interest expense of $472,269.

Our net cash (used in) provided by investing activities for the three months ended June 30, 2020 and 2019 is $0 and $(44,125), respectively, mainly due to the purchase of equipment.

Our net cash provided by financing activities for the year ended March 31, 2020 and 2019 is $24,145 and $393,015, respectively, mainly due to issuance of notes payable and common stock.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2020, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2019 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2020: (i) appoint a financial expert and independent Directors to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From April 14, 2020 to May 1, 2020, the Company issued 161,706,173 shares of common stock to satisfy obligations under share subscription agreements of $459,572 for settlement of convertible notes included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

At June 30, 2020 and March 31, 2020, the carrying value of the notes totaled $992,090 (net of unamortized debt discount of $17,930) and $934,248 (net of unamortized debt discount of $43,867), respectively. At June 30, 2020, $1,005,130 of these notes were in default. There are no default provisions stated in these notes. At June 30, 2020 and March 31, 2020, accrued interest of $142,135 and $113,603, respectively, is included in accounts payable and accrued liabilities.

At June 30, 2020 and March 31, 2020, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of June 30, 2020, the Company has not made the scheduled payments and is in default on this promissory note. The default rate on the notes is seven percent. At June 30, 2020 and March 31, 2020, accrued interest of $40,837 and $38,043, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements
Condensed Consolidated Balance Sheets at June 30, 2020 (unaudited) and March 31, 2020
Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 (unaudited)
Condensed Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2020 and 2019 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019 (unaudited)
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

August 19, 2020

/s/ Paul D. Thompson

Paul D. Thompson

Chief Executive Officer

Chief Financial Officer

Principal Accounting Officer

Director