Form 10-Q
period 2020-09-30
Mexus Gold US
filed 2020-11-20
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]
No	[X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes	[ ]
No	[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2020, there were 112,081,655 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$13,017	$64,173
TOTAL CURRENT ASSETS	13,017	64,173

FIXED ASSETS
Property and equipment, net of accumulated depreciation	329,570	330,888
TOTAL FIXED ASSETS	329,570	330,888

OTHER ASSETS
Property costs	829,947	829,947
TOTAL OTHER ASSETS	829,947	829,947

TOTAL ASSETS	$1,172,534	$1,225,008

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$379,084	$332,795
Accounts payable - related party	386,420	397,469
Notes payable (net unamortized debt discount of $28,492 and $43,867, respectively)	1,123,849	934,248
Notes payable - related party	141,169	138,169
Promissory notes	65,000	65,000
Convertible promissory note (net of debt discount of $227,007 and $262,116, respectively)	200,044	386,239
Convertible promissory note derivative liabilities	214,741	486,663
Warrant derivative liabilities	28,030	39,387
TOTAL CURRENT LIABILITIES	2,538,337	2,779,970

TOTAL LIABILITIES	2,538,337	2,779,970

CONTINGENT LIABILITIES (Note 11)

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share
5,000,000,000 shares of Common Stock, $0.001 par value per share
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2020)	1,000	1,000
107,964,017 shares of Common Stock (79,699,130 - March 31, 2020)	107,964	79,699
Additional paid-in capital	31,887,845	30,382,200
Share subscription payable	222,632	327,807
Accumulated deficit	(33,585,244)	(32,345,668)
TOTAL STOCKHOLDERS' DEFICIT	(1,365,803)	(1,554,962)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,172,534	$1,225,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
EXPENSES
Exploration (net of sale of gold of $14,522 and $131,911 for the three and six months ended September 30, 2020, respectively)	161,252	180,118	169,380	374,263
General and administrative	188,853	270,417	360,573	487,057
Stock-based expense - consulting services	148,630	137,250	234,840	375,415
Loss on settlement of accounts payable	-	-	-	16,400
Total operating expenses	498,735	587,785	764,793	1,253,135

OTHER INCOME (EXPENSE)
Foreign exchange	(6,245)	188	(8,115)	(1,786)
Interest	(316,162)	(248,747)	(819,757)	(463,594)
Loss on settlement of debt	-	(85,448)	-	(69,977)
Gain on change in fair value and settlement of convertible promissory note and warrant derivative liabilities	61,761	207,727	353,089	235,229
Total other expense	(260,646)	(126,280)	(474,783)	(300,128)

NET LOSS BEFORE PROVISION FOR TAX	(759,381)	(714,065)	(1,239,576)	(1,553,263)

Income tax	-	-	-	-
NET LOSS	$(759,381)	$(714,065)	$(1,239,576)	$(1,553,263)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	100,993,949	65,288,276	91,868,318	60,185,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

Three Months Ended
September 30, 2020

	Preferred Stock		Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Share Subscription Payable	Accumulated Deficit	Total Stockholders' Equity

Balance, June 30, 2020	-	$ -	1,000,000	$ 1,000	94,961,170	$ 94,961	$ 31,263,785	$ 284,903	$ (32,825,863)	$ (1,181,214)

Shares issued for services	-	-	-	-	995,889	996	169,411	(21,777)	-	148,630
Shares issued for cash	-	-	-	-	8,176,389	8,176	197,840	(20,016)	-	186,000
Shares issued for	-		-		638,889	639	46,639	(47,278)	-	-
equipment
Shares issued for note	-	-	-	-	1,291,667	1,292	43,708	-	-	45,000
principal and interest
Shares issued for	-	-	-	-	1,900,013	1,900	166,462	26,800	-	195,162
convertible notes
principal and interest
Net loss	-	-	-	-	-	-	-	-	(759,381)	(759,381)
Balance, September 30,	-	$ -	1,000,000	$ 1,000	107,964,017	$ 107,964	$ 31,887,845	$ 222,632	$ (33,585,244)	$ (1,365,803)
2020

Six Months Ended
September 30, 2020

Balance, March 31,	-	$ --	1,000,000	$ 1,000	79,699,130	$ 79,699	$ 30,382,200	$ 327,807	$ (32,345,668)	$ (1,554,962)
2020

Shares issued for services	-	-	-	-	2,151,152	2,151	269,872	(37,181)	-	234,842
Shares issued for cash	-	-	-	-	9,500,556	9,501	230,015	(43,516)	-	196,000
Shares issued for	-	-	-	-	638,889	639	46,639	(47,278)	-	-
equipment
Shares issued for	-	-	-	-	1,136,364	1,136	48,864	-	-	50,000
accounts payable –
related party
Shares issued for note	-	-	-	-	1,391,667	1,392	51,408	22,800	-	75,600
principal and interest
Shares issued for	-	-	-	-	13,446,259	13,446	858,847	-	-	872,293
convertible notes
principal and interest
Net loss	-	-	-	-	-	-	-	-	(1,239,576)	(1,239,576)
Balance, September 30,	-	$ -	1,000,000	$ 1,000	107,964,017	$ 107,964	$ 31,887,845	$ 222,632	(33,585,244)	$ (1,365,803)
2020

Three Months Ended
September 30, 2019

Balance, June 30, 2019	-	$ -	1,000,000	$ 1,000	58,354,909	$ 58,355	$ 28,700,722	$ 547,830	$ (29,966,570)	$ (658,663)

Shares issued for services	-	-	-	-	1,825,000	1,825	311,675	(176,250)	-	137,250
and supplies
Shares issued for cash	-	-	-	-	9,434,450	9,434	280,961	(70,795)	-	219,600
Shares issued for	-	-	-	-	-	-	-	-	-	-
accounts payable
Shares issued for note	-	-	-	-	250,000	250	48,250	103,292	-	151,792
principal and interest
Shares issued for	-	-	-	-	-	-	-	6,160	-	6,160
equipment
Beneficial conversion	-	-	-	-	-	-	-	-	-	-
features
Net loss	-	-	-	-	-	-	-	-	(714,065)	(714,065)
Balance, September 30, 2019	-	$ -	1,000,000	$ 1,000	69,864,359	$ 69,864	$ 29,341,608	$ 410,237	$ (30,680,635)	$ (857,926)

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)

(Unaudited)

Six Months Ended
September 30, 2019

Balance, March 31, 2019	-	$ -	1,000,000	$ 1,000	50,592,449	50,592	$ 28,025,951	$ 632,840	$ (29,127,372)	$ (416,989)

Shares issued for services	-	-	-	-	2,453,460	2,453	528,512	(155,550)	-	375,415
and supplies
Shares issued for cash	-	-	-	-	15,136,700	15,137	503,408	(93,400)	-	425,145
Shares issued for accounts	-	-	-	-	950,000	950	116,450	(81,000)	-	36,400
payable
Shares issued for note	-	-	-	-	731,750	732	64,873	101,187	-	166,792
principal and interest
Shares issued for equipment	-	-	-	-	-	-	-	6,160	-	6,160
Beneficial conversion features	-	-	-	-	-	-	102,414	-	-	102,414
Net loss	-	-	-	-	-	-	-	-	(1,553,263)	(1,553,263)
Balance, September 30, 2019	-	$ -	1,000,000	$ 1,000	69,864,359	69,864	$ 29,341,608	$410,237	$ (30,680,635)	$ (857,926)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,239,576)	$(1,553,263)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	50,318	113,479
Loss on settlement of debt and accounts payable	222,555	69,977
Stock-based compensation - services	234,842	375,415
Non cash Interest expense	760,750	426,902
Gain on change in fair value of derivative instruments	(575,644)	(235,229)
Changes in operating assets and liabilities:
Decrease of other assets	-	5,500
Increase in accounts payable and accrued liabilities, including related parties	179,454	99,339
NET CASH USED IN OPERATING ACTIVITIES	(367,301)	(697,880)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(49,000)	(44,125)
NET CASH USED IN INVESTING ACTIVITIES	(49,000)	(44,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	65,000	320,000
Proceeds from issuance of notes payable - related party	3,000	7,700
Payment of notes payable	(32,000)	(170,000)
Proceeds from the issuance of convertible promissory notes	312,000	412,500
Repayment of convertible promissory note	(178,855)	(215,719)
Proceeds from issuance of common stock, net	196,000	425,145
NET CASH PROVIDED BY FINANCING ACTIVITIES	365,145	779,626

INCREASE (DECREASE) IN CASH	(51,156)	37,621

CASH, BEGINNING OF PERIOD	64,173	12,029

CASH, END OF PERIOD	$13,017	$49,650

Supplemental disclosure of cash flow information:
Interest paid	$-	$7,170
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable and interest	$3,800	$153,798
Shares issued for settlement of convertible notes	$872,293	$-
Shares issued to settle accounts payable	$-	$36,400
Shares issued to settle accounts payable - related party	$50,000	$-
Note payable issued to settle accounts payable and accrued interest	$94,216	$66,754
Shares issued in conjunction with the issuance of notes payable	$71,800	$8,500
Discount for beneficial conversion feature recognized on issuance of notes payable	$-	$102,414
Initial value of embedded derivative liability	$292,366	$376,606
Shares issued to purchase equipment	$-	$6,160
Reclassification of equipment under construction to property and equipment	$-	$17,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

September 30, 2020

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

September 30, 2020

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. For the six months ended September 30, 2020 and 2019, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

2. BASIS OF PREPARATION (CONTINUED)

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of September 30, 2020 and March 31, 2020, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

At September 30, 2020 and March 31, 2020, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	September 30, 2020	March 31, 2020
Common stock issuable upon conversion of notes payable and convertible notes payable	11,992,046	18,009,112
Common stock issuable to satisfy stock payable obligations	2,970,315	3,437,035
Common stock issuable upon conversion of Series A Preferred Stock	1,000,000	1,000,000
Total	15,962,361	22,446,147

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended September 30, 2020, the Company incurred a net loss of $1,239,576 and used cash in operating activities of $367,301, and at September 30, 2020, had an accumulated deficit of $33,585,244. At September 30, 2020, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

4. PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	September 30, 2020 Net Book Value	March 31, 2020 Net Book Value
Mining tools and equipment	$1,867,746	$1,548,449	$319,297	$316,392
Vehicles	178,810	168,537	10,273	14,496
	$2,046,556	$1,716,986	$329,570	$330,888

Depreciation expense for three and six months ended September 30, 2020 and 2019 was $25,149 and $53,689 and $50,318 and $113,479, respectively.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

5. ACCOUNTS PAYABLE – RELATED PARTIES

During the three and six months ended September 30, 2020 and 2019, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $22,800 and $11,400 and $22,800, respectively. At September 30, 2020 and March 31, 2020, $125,550 and $107,161 for this obligation is outstanding, respectively.

Compensation

On July 2, 2015, the Company entered into a compensation agreement with Paul D. Thompson Sr., the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition. Mr. Thompson is due 100,000 shares of common stock at the end of each fiscal quarter. On September 30, 2020, the compensation agreement was amended to increase the number of shares of common stock due to Mr. Thompson to 2,000,000 shares. At September 30, 2020 and March 31, 2020, $260,870 and $290,308 of compensation due is included in accounts payable – related party, respectively and $116,000 for 2,000,000 shares and $32,600 for 100,000 shares of common stock due is included in share subscriptions payable, respectively.

6. NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

During the six months ended September 30, 2020, the Company issued the following notes payable:

i)During the period June 12, 2020 to June 15, 2020, the Company issued two (2) promissory notes (“Notes”) with $20,000 in principal that earns interest at 12% per annum and a term of six months. These promissory notes together with any unpaid accrued interest are payable, at the option of the holder, in cash or shares in the Company valued at the average closing prices of the previous 14 trading days. These Notes has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

ii)On July 2, 2020, the Company issued a promissory note (“Note”) for cash with $35,000 in principal that earns interest at 12% per annum and a term of six months. In conjunction with the issuance of this Note the Company issued 875,000 shares of its common stock to the Note holder which was recorded as a $35,000 debt discount.

iii)On August 26, 2020, the Company issued a promissory note (“Note”) for cash with $10,000 in principal that earns interest at 12% per annum and a term of six months. In conjunction with the issuance of this Note the Company issued 416,667 shares of its common stock to the Note holder which was recorded as a $10,000 debt discount.

iv)On September 4, 2020, the Company issued a promissory note (“Note”) with a principal of amount of $82,650 bearing interest of 10% per annum to settle $82,650 in accounts payable due for accounting fees. The Note is due on September 30, 2021. The Note holder, in its sole discretion, may convert any part or all of the principal, interest or other charges due and payable under this Note to restricted common stock of the Company at a variable conversion price calculated at 50% of the market price defined as the average of the five closing trading prices during the previous five trading days. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

v)On September 23, 2020, the Company agreed to change certain terms of a promissory note (“Note”) issued on April 15, 2019, with principal of $66,754 and accrued interest of $11,566. The Note had the following original terms (i) bearing interest of 10% per annum (ii) the holder of the Note may convert principal and interest into shares of common stock of the Company at $0.10 per share and (iii) due on June 30, 2020. The Company agreed the Note holder, in its sole discretion, may convert any part or all of the principal, interest or other charges due and payable under this Note to restricted common stock of the Company at a variable conversion price calculated at 50% of the market price defined as the average of the five closing trading prices during the previous five trading days and change the maturity date to September 30, 2021. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. The Note is no longer convertible at a fixed price of $0.10 per share.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

6. NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY (CONTINUED)

During the six months ended September 30, 2020 and 2019, note principal of $2,000 and $52,000, respectively, was paid through the issuance of 50,000 shares and 907,500 shares of common stock, respectively. In addition, for six months ended September 30, 2020 and 2019, the Company paid $32,000 and $170,000 in cash, respectively, to settle debt.

At September 30, 2020 and March 31, 2020, the carrying value of the notes payable totaled $1,123,849 (net of unamortized debt discount of $28,492) and $934,248 (net of unamortized debt discount of $43,867), respectively.

Notes payable – related party – At September 30, 2020 and March 31, 2020, notes payable – related party of $141,169 and $138,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum. On June 26, 2020, the Company issued a note payable – related party for cash with $3,000 in principal that earns interest at 10% per annum and a term of six months.

Interest and amortization of debt discount was $136,185 and $71,336 for the six months ended September 30, 2020 and 2019, respectively.

At September 30, 2020 and March 31, 2020, accrued interest of $155,430 and $113,603, respectively, is included in accounts payable and accrued liabilities.

At September 30, 2020, $1,129,540 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at September 30, 2020 is $0.

7. PROMISSORY NOTE

At September 30, 2020 and March 31, 2020, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of September 30, 2020, the Company has not made the scheduled payments and is in default on this promissory note. The default rate on the notes is seven percent. At September 30, 2020 and March 31, 2020, accrued interest of $42,657 and $38,043, respectively, is included in accounts payable and accrued liabilities.

8. CONVERTIBLE PROMISSORY NOTES

Power Up Lending Group Ltd.

On October 3, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $82,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing August 15, 2020 for $80,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $50,377 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From April 13, 2020 to April 22, 2020, the Company issued 2,489,415 shares of common shares of the Company with the fair value $154,491 to the Holder to fully settle the Note resulting in a loss on settlement of $19,953. Interest and amortization of debt discount was $42,155 for the six months ended September 30, 2020.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On December 12, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $57,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing September 15, 2020 for $55,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $49,646 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From June 17, 2020 to June 24, 2020, the Company issued 1,935,938 shares of common shares of the Company with the fair value $137,709 to the Holder to fully settle the Note resulting in a loss on settlement of $43,940. Interest and amortization of debt discount was $52,332 for the six months ended September 30, 2020.

On March 2, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing December 15, 2020 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $70,613 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From September 8, 2020 to September 17, 2020, the Company issued 1,114,824 shares of common shares of the Company with the fair value $90,894 to the Holder to fully settle the Note resulting in a loss on settlement of $5,278. Interest and amortization of debt discount was $76,712 for the six months ended September 30, 2020.

On March 26, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing January 15, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $38,003 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At September 30, 2020, the Note is recorded at an accreted value of $58,625 less unamortized debt discount of $12,191. Interest and amortization of debt discount was $43,255 for the six months ended September 30, 2020.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On June 9, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing April 1, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $67,285, of which $50,000 was recorded as debt discount and the remainder of $17,285 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At September 30, 2020, the Note is recorded at an accreted value of $66,011 less unamortized debt discount of $29,958. Interest and amortization of debt discount was $36,054 for the six months ended September 30, 2020.

On July 17, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing May 17, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At September 30, 2020, the Note is recorded at an accreted value of $47,258 less unamortized debt discount of $23,191. Interest and amortization of debt discount was $15,672 for the six months ended September 30, 2020.

On September 17, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $47,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing September 17, 2021 for $45,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At September 30, 2020, the Note is recorded at an accreted value of $46,223 less unamortized debt discount of $32,469. Interest and amortization of debt discount was $2,515 for the six months ended September 30, 2020.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

JSJ Investments Inc.

On September 16, 2019, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $142,000 less debt discount of $17,000 bearing a 6% annual interest rate and maturing September 16, 2020 for $125,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $103,604 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From April 15, 2020 to April 29, 2020, the Company issued 5,595,893 shares of common shares of the Company with the fair value $305,082 to the Holder to fully settle the Note resulting in a loss on settlement of $78,158. Interest and amortization of debt discount was $92,382 for the six months ended September 30, 2020.

On June 9, 2020, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $130,000 less debt discount of $3,000 bearing a 6% annual interest rate and maturing June 9, 2021 for $127,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $139,417, of which $127,000 was recorded as debt discount and the remainder of $12,417 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At September 30, 2020, the Note is recorded at an accreted value of $152,386 less unamortized debt discount of $86,753. Interest and amortization of debt discount was $65,633 for the six months ended September 30, 2020.

Crown Bridge Partners, LLC

On November 21, 2019, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $27,500 less transaction costs of $3,250 bearing a 12% annual interest rate and maturing November 21, 2020 for $24,250 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $18,608 which was recorded as a debt discount. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From June 2, 2020 to August 19, 2020, the Company issued 2,310,089 shares of common shares of the Company with the fair value $171,028 to the Holder to fully settle the Note resulting in a loss on settlement of $132,785. Interest and amortization of debt discount was $29,331 for the six months ended September 30, 2020.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

8. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On August 11, 2020, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $55,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing August 10, 2021 for $50,000 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113 which was recorded as a debt discount. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113, of which $50,000 was recorded as debt discount and the remainder of $41,113 was recorded expensed and included in gain (loss) on derivative liability. At September 30, 2020, the Note is recorded at an accreted value of $56,543 less unamortized debt discount of $42,445. Interest and amortization of debt discount was $14,098 for the six months ended September 30, 2020.

Auctus Fund, LLC

On December 19, 2019, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC, (“Holder”) relating to the issuance and sale of a Convertible Promissory Note (the “Note”) with an original principal amount of $112,750 less an original issue discount of $10,000 and transaction costs of $2,750 bearing a 12% annual interest rate and maturing September 15, 2020 for $100,000 in cash. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature and warrant liability was $110,475 which was recorded as a debt discount. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price defined as the lowest trading price during the twenty-five trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue at 135% of the original principal amount plus interest and between 90 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 15, 2020, the Company paid $178,855 in cash the Holder to fully settle the Note resulting in a gain on settlement of $59,359. Interest and amortization of debt discount was $154,426 for the six months ended September 30, 2020.

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

	March 31, 2020	June 30, 2020	September 30, 2020
Closing share price	$0.076	$0.068	$0.058
Conversion price	$0.052 - $0.056	$0.048 - $0.064	$0.058
Risk free rate	0.11% - 0.15%	0.14% - 0.15%	0.10% - 0.12%
Expected volatility	201% - 256%	192% - 223%	148% - 206%
Dividend yield	0%	0%	0%
Expected life (years)	0.21 – 0.79	0.39 – 0.94	0.29 – 0.96

The inputs into the Black-Scholes models are as follows:

The fair value of the conversion option derivative liabilities is $214,741 and $486,663 at September 30, 2020 and March 31, 2020, respectively. The decrease in the fair value of the conversion option derivative liability for the three and six months ended September 30, 2020 and 2019 of $115,711 and $564,287 and $207,727 and $235,229, respectively, is recorded as a gain in the unaudited condensed consolidated statements of operations.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

10. WARRANT LIABILITY

In conjunction with the issuance of the Convertible Promissory Notes with Crown Bridge Partners, LLC on November 21, 2019 and August 11, 2020, the Company issued, with each Note, 1,100,000 warrants with an exercise price of $1.00 and a term of five years.

Also, in conjunction with the issuance of the Convertible Promissory Note with Auctus Fund, LLC (the “Note”) on December 19, 2019, the Company issued 10,000,000 warrants with an exercise price of $0.10 and a term of five years.

These warrants are subject to down round and other anti-dilution protections. These warrants are classified as a liability since there is a possibility during the life of these warrants the Company would not have enough authorized shares available if these warrants are exercised.

The inputs into the Black-Scholes models are as follows:

	March 31, 2020	June 30, 2020	September 30, 2020
Closing share price	$0.076	$0.068	$0.058
Conversion price	$1.00 - $0.10	$1.00 - $0.10	$1.00 - $0.10
Risk free rate	0.37%	0.37%	0.27%
Expected volatility	181%	171 - 175%	167% - 180%
Dividend yield	0%	0%	0%
Expected life (years)	4.72	4.40 – 4.47	4.15 – 4.86

The fair value of the warrant liability is $28,030 and $39,387 at September 30, 2020 and March 31, 2020, respectively. The decrease in the fair value of the warrant liability of $6,238 and $11,357 is recorded as a gain in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2020, respectively.

11. CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of September 30, 2020, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

12. STOCKHOLDERS’ EQUITY (DEFICIT)

On October 6, 2020, a Certificate of Amendment to our Articles of Incorporation was filed with the Secretary of State of Nevada to effect a one-for-twenty reverse stock split of our common stock became effective. All common stock share and per-share amounts for all periods presented in these unaudited condensed consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2020 and March 31, 2020:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at September 30, 2020 and March 31, 2020.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at September 30, 2020 and March 31, 2020.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

12. STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 5,000,000,000 shares authorized: 107,964,017 and 79,699,130 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively. Holders of Common Stock have one vote per share of Common Stock held.

Common Stock Issued

On April 2, 2020, the Company issued 1,124,167 shares of common stock to satisfy obligations under share subscription agreements of $28,500 for cash and $3,800 for settlement of notes payable and interest included in share subscriptions payable.

From April 14, 2020 to May 1, 2020, the Company issued 8,085,309 shares of common stock to satisfy obligations under share subscription agreements of $459,572 for settlement of convertible notes included in share subscriptions payable.

On May 4, 2020, the Company issued 1,563,732 shares of common stock to satisfy obligations under share subscription agreements of $53,680 for settlement of services and $54,000 for the settlement of note payable included in share subscriptions payable.

On May 11, 2020, the Company issued 67,500 shares of common stock to satisfy obligations under share subscription agreements of $5,130 for settlement of services included in share subscriptions payable.

On May 12, 2020, the Company issued 352,500 shares of common stock to satisfy obligations under share subscription agreements of $14,805 for settlement of services included in share subscriptions payable.

On May 21, 2020, the Company issued 357,895 shares of common stock to satisfy obligations under share subscription agreements of $28,000 for settlement of services included in share subscriptions payable.

From June 4, 2020 to June 25, 2020, the Company issued 3,460,938 shares of common stock to satisfy obligations under share subscription agreements of $244,359 for settlement of convertible notes included in share subscriptions payable.

On June 5, 2020, the Company issued 250,000 shares of common stock to satisfy obligations under share subscription agreements of $5,000 for settlement of cash included in share subscriptions payable.

On July 13, 2020, the Company issued 250,000 shares of common stock to satisfy obligations under share subscription agreements of $20,000 for the settlement of convertible notes included in share subscriptions payable.

On July 23, 2020, the Company issued 1,979,678 shares of common stock to satisfy obligations under share subscription agreements of $33,000 for cash and $32,105 for settlement of services included in share subscriptions payable.

On July 28, 2020, the Company issued 1,395,588 shares of common stock to satisfy obligations under share subscription agreements of $14,000 for cash, $49,300 for settlement of services and $39,690 for the settlement of convertible notes included in share subscriptions payable.

On August 19, 2020, the Company issued 5,566,667 shares of common stock to satisfy obligations under share subscription agreements of $109,516 for cash, $14,800 for settlement of services and supplies and $41,000 for the settlement of interest included in share subscriptions payable.

On August 20, 2020, the Company issued 185,189 shares of common stock to satisfy obligations under share subscription agreements of $17,778 for settlement of convertible notes included in share subscriptions payable.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

12. STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On September 9, 2020, the Company issued 384,615 shares of common stock to satisfy obligations under share subscription agreements of $33,077 for settlement of convertible notes included in share subscriptions payable.

On September 10, 2020, the Company issued 2,510,901 shares of common stock to satisfy obligations under share subscription agreements of $49,500 for cash, $14,402 for settlement of services and supplies, $4,000 for interest and $47,278 for the settlement of equipment included in share subscriptions payable.

On September 15, 2020, the Company issued 300,000 shares of common stock to satisfy obligations under share subscription agreements of $23,400 for settlement of convertible notes included in share subscriptions payable.

On September 18, 2020, the Company issued 430,208 shares of common stock to satisfy obligations under share subscription agreements of $34,417 for settlement of convertible notes included in share subscriptions payable.

Common Stock Payable

As at September 30, 2020, the Company had total subscriptions payable for 2,970,315 shares of common stock for $28,366 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $145,681 and shares of common stock for notes payable of $20,673.

During the six months ended September 30, 2020, the Company settled common stock obligations of $59,800 for no consideration. The decrease in common stock payable was recorded as an increase in additional paid-in capital.

13. RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2020 and 2019, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 5

Notes payable – Note 6

14. SUBSEQUENT EVENTS

Common Stock Issued

From October 5, 2020 to October 16, 2020, the Company issued 1,357,488 shares of common stock to satisfy obligations under share subscription agreements of $85,374 for settlement of convertible notes included in share subscriptions payable.

On October 6, 2020, as a result of the one-for-twenty reverse stock split of our common stock the Company issued 150 shares of common stock due to rounding.

On October 7, 2020, the Company issued 625,000 shares of common stock to satisfy obligations under share subscription agreements of $15,000 for settlement of cash included in share subscriptions payable.

On November 6, 2020, the Company issued 2,135,000 shares of common stock to satisfy obligations under share subscription agreements of $123,860 for settlement of services included in share subscriptions payable.

MEXUS GOLD US AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

14. SUBSEQUENT EVENTS (CONTINUED)

Common Stock Payable

As at November 10, 2020, the Company had total subscriptions payable for 835,315 shares of common stock for $28,366 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $21,850 and shares of common stock for notes payable of $20,673.

Power Up Lending Group Ltd.

On October 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing October 15, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and six months ended September 30, 2020 and 2019. All amounts herein are in U.S. dollars.

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

We had a net loss during the three months ended September 30, 2020 of $759,381 compared to a net loss of $714,065 during the same period in 2019. The increase in net loss is primarily attributable (i) an increase in stock-based expense of $11,380 (ii) an increase in interest expense of $67,415 and (iii) a decrease in the gain on convertible promissory note derivative liability of $145,966. The increase in the net loss is partially offset by (i) an increase in gold sales of $14,522 (ii) a decrease in general and administrative expense of $81,564 and (iii) a decrease in loss on settlement of debt of $85,448.

Operating Expenses

Total operating expenses decreased to $498,735 for three months ended September 30, 2020, compared to $587,785 for the three months ended September 30, 2019. The decrease in operating expenses was primarily due to the sale of gold and a decrease in general and administrative expense.

For the three months ended September 30, 2020, the Company had recoveries from the sale of gold of $14,522 compared to $0 for the three months ended September 30, 2019. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $260,646 of other expense during the three months ended September 30, 2020 compared to $126,280 of other expense during the same period in 2019.

Changes in other income (expense) is mainly attributable to increases in interest expense and decrease in the gain on convertible promissory note derivative liability which was partially offset by a decrease in the gain on changes in fair value of derivative liabilities. The increase in interest expense is primarily due to the issuance of the convertible promissory notes.

Six months Ended September 30, 2020 Compared with the Six months Ended September 30, 2019

We had a net loss during the six months ended September 30, 2020 of $1,239,576 compared to a net loss of $1,553,263 during the same period in 2019. The decrease in net loss is primarily attributable (i) an increase of gold sales of $131,911 (ii) a decrease in exploration expense of $72,972 (iii) a decrease of general and administrative expense of $126,484 and (iv) a decrease stock-based expense of $140,575 (v) a decrease in loss on settlement of debt of $69,977 and (vi) an increase in gain on settlement of derivative liability of $117,860. The decrease in the net loss is partially offset by an increase in interest expense of $356,163.

Operating Expenses

Total operating expenses decreased to $764,793 for six months ended September 30, 2020, compared to $1,253,135 for the six months ended September 30, 2019. The decrease in operating expenses was primarily due to the sale of gold, a decrease in general and administrative expense and a decrease in stock-based expense.

For the six months ended September 30, 2020, the Company had recoveries from the sale of gold of $131,911 compared to $0 for the six months ended September 30, 2019. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $474,783 of other expense during the six months ended September 30, 2020 compared to $300,128 of other expense during the same period in 2019.

Changes in other income (expense) is mainly attributable to an increase in interest expense which was partially offset by a decrease in loss on settlement of debt and an increase in the gain on changes in fair value of derivative liabilities. The increase in interest expense is primarily due to the issuance of the convertible promissory notes.

Liquidity and Capital Resources

At September 30, 2020, we had cash of $13,017 compared to cash of $64,173 at March 31, 2020.

Our property and equipment decreased to $329,570 at September 30, 2020, compared to $330,888 at March 31, 2019. The change in equipment is due to purchase of equipment of $49,000 and depreciation expense of $50,318 for six months ended September 30, 2019.

Our mineral properties remained unchanged at $829,947 at September 30, 2020 and March 31, 2020.

Total assets decreased to $1,172,534 at September 30, 2020, compared to $1,225,008 at March 31, 2020. The majority of the decrease in assets relates to a decrease in cash of $51,156.

Our total liabilities decreased to $2,538,337 at September 30, 2020, compared to $2,779,970 as of March 31, 2020. The decrease in our total liabilities can be primarily attributed to the settlement convertible promissory notes along with the related convertible promissory note derivative liabilities.

Our working capital deficit at September 30, 2020 and March 31, 2020 is $2,525,320 and $2,715,797, respectively.

Our net cash used in operating activities for the six months ended September 30, 2020 and 2019 is $367,301 and $697,880, respectively. Our net loss for the six months ended September 30, 2020 of $1,239,576 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $50,318, gain of settlement of debt and accounts payable of $222,555, stock-based compensation – services of $234,842 and non-cash interest expense of $760,750.

Our net cash (used in) provided by investing activities for the six months ended September 30, 2020 and 2019 is $(49,000) and $(44,125), respectively, due to the purchase of equipment.

Our net cash provided by financing activities for the six months ended September 30, 2020 and 2019 is $365,145 and $779,626, respectively, mainly due to issuance of notes payable, convertible promissory notes and common stock.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2020, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2019 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2020: (i) appoint a financial expert and independent Directors to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 13, 2020, the Company issued 250,000 shares of common stock to satisfy obligations under share subscription agreements of $20,000 for the settlement of convertible notes included in share subscriptions payable.

On July 23, 2020, the Company issued 1,979,678 shares of common stock to satisfy obligations under share subscription agreements of $33,000 for cash and $32,105 for settlement of services included in share subscriptions payable.

On July 28, 2020, the Company issued 1,395,588 shares of common stock to satisfy obligations under share subscription agreements of $14,000 for cash, $49,300 for settlement of services and $39,690 for the settlement of convertible notes included in share subscriptions payable.

On August 19, 2020, the Company issued 5,566,667 shares of common stock to satisfy obligations under share subscription agreements of $109,516 for cash, $20,262 for settlement of services and supplies and $35,600 for the settlement of interest included in share subscriptions payable.

On August 20, 2020, the Company issued 185,189 shares of common stock to satisfy obligations under share subscription agreements of $17,778 for settlement of convertible notes included in share subscriptions payable.

On September 9, 2020, the Company issued 384,615 shares of common stock to satisfy obligations under share subscription agreements of $33,077 for settlement of convertible notes included in share subscriptions payable.

On September 10, 2020, the Company issued 2,510,901 shares of common stock to satisfy obligations under share subscription agreements of $49,500 for cash, $14,402 for settlement of services and supplies, $4,000 for interest and $47,278 for the settlement of equipment included in share subscriptions payable.

On September 15, 2020, the Company issued 300,000 shares of common stock to satisfy obligations under share subscription agreements of $23,400 for settlement of convertible notes included in share subscriptions payable.

On September 18, 2020, the Company issued 430,208 shares of common stock to satisfy obligations under share subscription agreements of $34,417 for settlement of convertible notes included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

At September 30, 2020 and March 31, 2020, the carrying value of the notes payable totaled $1,123,849 (net of unamortized debt discount of $28,492) and $934,248 (net of unamortized debt discount of $43,867), respectively. At September 30, 2020 and March 31, 2020, notes payable – related party of $141,169 and $138,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. At September 30, 2020, $1,129,540 of these notes were in default. There are no default provisions stated in these notes. At September 30, 2020 and March 31, 2020, accrued interest of $155,430 and $113,603, respectively, is included in accounts payable and accrued liabilities.

At September 30, 2020 and March 31, 2020, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of September 30, 2020, the Company has not made the scheduled payments and is in default on this promissory note. The default rate on the notes is seven percent. At September 30, 2020 and March 31, 2020, accrued interest of $42,657 and $38,043, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements
Condensed Consolidated Balance Sheets at September 30, 2020 (unaudited) and March 31, 2020

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2020 and 2019 (unaudited)

Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended September 30, 2020 and 2019 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2020 and 2019 (unaudited)

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

November 20, 2020

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director