Form 10-Q
period 2020-12-31
Mexus Gold US
filed 2021-02-16
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 9, 2021, there were 157,912,553 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$9,943	$64,173
TOTAL CURRENT ASSETS	9,943	64,173

FIXED ASSETS
Property and equipment, net of accumulated depreciation	311,254	330,888
TOTAL FIXED ASSETS	311,254	330,888

OTHER ASSETS
Property costs	829,947	829,947
TOTAL OTHER ASSETS	829,947	829,947
TOTAL ASSETS	$1,151,144	$1,225,008

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$417,305	$332,795
Accounts payable - related party	412,045	397,469
Notes payable (net of unamortized debt discount of $3,478 and $43,867, respectively)	1,191,125	934,248
Notes payable - related party	141,169	138,169
Promissory notes	65,000	65,000
Convertible promissory note (net of unamortized debt discount of $216,202 and $262,116, respectively)	188,633	386,239
Convertible promissory note derivative liabilities	173,280	486,663
Warrant derivative liabilities	13,343	39,387
TOTAL CURRENT LIABILITIES	2,601,900	2,779,970
TOTAL LIABILITIES	2,601,900	2,779,970

CONTINGENT LIABILITIES (Note 11)
STOCKHOLDERS' DEFICIT
Capital stock
Authorized 9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding
	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
5,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2020)	1,000	1,000
140,144,964 shares of Common Stock (79,699,130 - March 31, 2020)	140,145	79,699
Additional paid-in capital	32,937,271	30,382,200
Share subscription payable	208,447	327,807
Accumulated deficit	(34,737,619)	(32,345,668)
TOTAL STOCKHOLDERS' DEFICIT	(1,450,756)	(1,554,962)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,151,144	$1,225,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
EXPENSES
Exploration (net of sale of gold of $13,659 and $145,570 for the three and nine months ended December 31, 2020, respectively)	127,592	161,715	296,972	535,979
General and administrative	175,437	201,467	536,008	688,523
Stock-based expense - consulting services	594,245	56,975	829,087	432,390
Loss on settlement of accounts payable	-	-	-	16,400
Total operating expenses	897,274	420,157	1,662,067	1,673,292

OTHER INCOME (EXPENSE)
Foreign exchange	(6,510)	(1,117)	(14,625)	(2,903)
Interest	(321,929)	(456,504)	(1,141,686)	(920,097)
(Loss) gain on settlement of debt	(54,194)	9,838	(276,749)	(60,139)
Gain on change in fair value and settlement of convertible promissory note and warrant derivative liabilities	127,532	71,598	703,176	306,826
Total other expense	(255,101)	(376,185)	(729,884)	(676,313)

NET LOSS BEFORE PROVISION FOR TAX	(1,152,375)	(796,342)	(2,391,951)	(2,349,605)

Income tax	-	-	-	-

NET LOSS	$(1,152,375)	$(796,342)	$(2,391,951)	$(2,349,605)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	117,672,432	72,447,448	95,116,223	64,287,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

Three Months Ended December 31, 2020

	Preferred Stock		Series A Preferred Stock		Common Stock			Share Subscription Payable $		Total Stockholders' Deficit
	Number of Shares	Amount $	Number of Shares	Amount $	Number of Shares	Amount $	Additional Paid-in Capital $		Accumulated Deficit $

Balance, September 30, 2020	-	-	1,000,000	1,000	107,964,017	107,964	31,887,845	222,632	(33,585,244)	(1,365,803)

Rounding - Reverse Stock Split	-	-	-	-	150	-	-	-	-	-
Shares issued for services	-	-	-	-	18,385,000	18,385	630,045	(54,185)	-	594,245
Shares issued for cash	-	-	-	-	5,274,280	5,274	120,864	40,000	-	166,138
Shares issued for convertible notes principal and interest	-	-	-	-	8,521,517	8,522	298,517	-	-	307,039
Net loss	-	-	-	-	-	-	-	-	(1,152,375)	(1,152,375)
Balance, December 31, 2020	-	-	1,000,000	1,000	140,144,964	140,145	32,937,271	208,447	(34,737,619)	(1,450,756)
Nine Months Ended December 31, 2020

Balance, March 31, 2020	-	-	1,000,000	1,000	79,699,130	79,699	30,382,200	327,807	(32,345,668)	(1,554,962)

Rounding - Reverse Stock Split	-	-	-	-	150	-	-	-	-	-
Shares issued for services	-	-	-	-	20,536,152	20,536	899,917	(91,366)	-	829,087
Shares issued for cash	-	-	-	-	14,774,836	14,775	350,879	(3,516)	-	362,138
Shares issued for equipment	-	-	-	-	638,889	639	46,639	(47,278)	-	-
Shares issued for accounts payable - related party	-	-	-	-	1,136,364	1,136	48,864	-	-	50,000
Shares issued for note principal and interest	-	-	-	-	1,391,667	1,392	51,408	22,800	-	75,600
Shares issued for convertible notes principal and interest	-	-	-	-	21,967,776	21,968	1,157,364	-	-	1,179,332
Net loss	-	-	-	-	-	-	-	-	(2,391,951)	(2,391,951)
Balance, December 31, 2020	-	-	1,000,000	1,000	140,144,964	140,145	32,937,271	208,447	(34,737,619)	(1,450,756)
Three Months Ended December 31, 2019

Balance, September 30, 2019	-	-	1,000,000	1,000	69,864,359	69,864	29,341,608	410,237	(30,680,635)	(857,926)

Shares issued for services and supplies	-	-	-	-	315,217	315	90,235	(33,575)	-	56,975
Shares issued for cash	-	-	-	-	420,000	420	24,780	47,550	-	72,750
Shares issued for note principal and interest	-	-	-	-	1,950,618	1,951	314,221	(54,171)	-	262,001
Shares issued for convertible notes principal and interest	-	-	-	-	1,343,493	1,343	150,187	-	-	151,530
Net loss	-	-	-	-				-	(796,342)	(796,342)
Balance, December 31, 2019	-	-	1,000,000	1,000	73,893,687	73,893	29,921,031	370,041	(31,476,977)	(1,111,012)
Nine Months Ended December 31, 2019

Balance, March 31, 2019	-	-	1,000,000	1,000	50,592,449	50,592	28,025,951	632,840	(29,127,372)	(416,989)

Shares issued for services and supplies	-	-	-	-	2,768,678	2,769	618,746	(189,125)	-	432,390
Shares issued for cash	-	-	-	-	15,556,699	15,557	528,188	(45,850)	-	497,895
Shares issued for accounts payable	-	-	-	-	950,000	950	116,450	(81,000)	-	36,400
Shares issued for note principal and interest	-	-	-	-	2,682,368	2,682	379,095	47,016	-	428,793
Shares issued for convertible notes principal and interest	-	-	-	-	1,343,493	1,343	150,187	-	-	151,530
Shares issued for equipment								6,160		6,160
Beneficial conversion features	-	-	-	-			102,414		-	102,414
Net loss	-	-	-	-					(2,349,605)	(2,349,605)
Balance, December 31, 2019	-	-	1,000,000	1,000	73,893,687	73,893	29,921,031	370,041	(31,476,977)	(1,111,012)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,391,951)	$(2,349,605)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	68,634	141,813
Loss on settlement of debt and accounts payable	276,749	76,540
Stock-based compensation - consulting services	829,087	432,390
Non cash Interest expense	1,050,844	849,871
Gain on change in fair value of derivative instruments	(703,176)	(306,827)
Changes in operating assets and liabilities:
Decrease of other assets	-	5,500
Increase in accounts payable and accrued liabilities, including related parties	243,300	83,322
NET CASH USED IN OPERTATING ACTIVITIES	(626,513)	(1,066,996)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(49,000)	(44,125)
NET CASH USED IN INVESTING ACTIVITES	(49,000)	(44,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	65,000	557,500
Proceeds from issuance of notes payable - related party	3,000	35,359
Payment of notes payable	(32,000)	(210,000)
Proceeds from the issuance of convertible promissory notes	402,000	671,750
Repayment of convertible promissory note	(178,855)	(402,301)
Proceeds from issuance of common stock, net	362,138	497,895
NET CASH PROVIDED BY FINANCING ACTIVITIES	621,283	1,150,203

(DECREASE) INCREASE IN CASH	(54,230)	39,082

CASH, BEGINNING OF PERIOD	64,173	12,029

CASH, END OF PERIOD	$9,943	$51,111

Supplemental disclosure of cash flow information:
Interest paid	$-	$7,170
Taxes paid	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable and interest	$75,600	$353,798
Shares issued for settlement of convertible notes	$1,179,332	$151,530
Shares issued to settle accounts payable	$-	$36,400
Shares issued to settle accounts payable - related party	$50,000	$-
Note payable issued to settle accounts payable and accrued interest	$94,216	$66,754
Shares issued in conjunction with the issuance of notes payable	$71,800	$70,500
Discount for beneficial conversion feature recognized on issuance of notes payable	$-	$102,414
Initial value of embedded derivative liability	$363,750	$595,237
Shares issued to purchase equipment	$-	$6,160
Reclassification of equipment under construction to property and equipment	$-	$17,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

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

2.BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the unaudited condensed consolidated financial statements, footnote disclosures and other information normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet on March 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

December 31, 2020

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

December 31, 2020

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. For the nine months ended December 31, 2020 and 2019, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of December 31, 2020 and March 31, 2020, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

2.BASIS OF PREPARATION (CONTINUED)

Per Share Data (continued)

On December 31, 2020 and March 31, 2020, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	December 31, 2020	March 31, 2020
Common stock issuable upon conversion of notes payable and convertible notes payable	21,473,992	18,009,112
Common stock issuable to satisfy stock payable obligations	5,920,315	3,437,035
Common stock issuable upon conversion of Series A Preferred Stock	1,000,000	1,000,000
Total	28,394,307	22,446,147

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2023, which means it will be effective for our fiscal year beginning April 1, 2024. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the nine months ended December 31, 2020, the Company incurred a net loss of $2,391,951 and used cash in operating activities of $626,513, and on December 31, 2020, had an accumulated deficit of $34,737,619. On December 31, 2020, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

4.PROPERTY & EQUIPMENT

	Cost $	Accumulated Depreciation $	December 31, 2020 Net Book Value $	March 31, 2020 Net Book Value $
Mining tools and equipment	1,867,746	1,564,668	303,078	316,392
Vehicles	178,810	170,634	8,176	14,496
	2,046,556	1,735,302	311,254	330,888

Depreciation expense for three and nine months ended December 31, 2020 and 2019 was $18,316 and $28,334 and $68,635 and $141,813, respectively.

5.ACCOUNTS PAYABLE – RELATED PARTIES

During the three and nine months ended December 31, 2020 and 2019, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $34,200 and $11,400 and $34,200, respectively.  At December 31, 2020 and March 31, 2020, $136,408 and $107,161 for this obligation is outstanding, respectively.

Compensation

On December 31, 2020, the Company entered into a compensation agreement with Paul D. Thompson Sr., the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock, cash payment or deferred payment in stock or cash. In addition. Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. On December 31, 2020, the compensation agreement was amended to increase the number of shares of common stock due to Mr. Thompson to 2,000,000 shares. At December 31, 2020 and March 31, 2020, $275,637 and $290,308 of compensation due is included in accounts payable – related party, respectively and $54,000 for 2,000,000 shares and $32,600 for 100,000 shares of common stock due is included in share subscriptions payable, respectively.

6.NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

During the nine months ended December 31, 2020, the Company issued the following notes payable:

i)During the period from June 12, 2020 to June 15, 2020, the Company issued two (2) promissory notes (“Notes”) with $20,000 in principal that earns interest at 12% per annum and a term of six months. These promissory notes together with any unpaid accrued interest are payable, at the option of the holder, in cash or shares in the Company valued at the average closing prices of the previous 14 trading days. These Notes has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

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

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

6.NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY (CONTINUED)

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

During the nine months ended December 31, 2020 and 2019, note principal of $2,000 and $252,000, respectively, was paid through the issuance of 50,000 shares and 2,407,493 shares of common stock, respectively.  In addition, for nine months ended December 31, 2020 and 2019, the Company paid $32,000 and $210,000 in cash, respectively, to settle debt.

On December 31, 2020 and March 31, 2020, the carrying value of the notes payable totaled $1,191,125 (net of unamortized debt discount of $3,478) and $934,248 (net of unamortized debt discount of $43,867), respectively.

Notes payable – related party – On December 31, 2020 and March 31, 2020, notes payable – related party of $141,169 and $138,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum. On June 26, 2020, the Company issued a note payable – related party for cash with $3,000 in principal that earns interest at 10% per annum and a term of six months.

Interest and amortization of debt discount was $203,461 and $102,769 for the nine months ended December 31, 2020 and 2019, respectively.

On December 31, 2020 and March 31, 2020, accrued interest of $185,413 and $113,603, respectively, is included in accounts payable and accrued liabilities.

On December 31, 2020, $1,194,802 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at December 31, 2020 is $0.

7.PROMISSORY NOTE

On December 31, 2020 and March 31, 2020, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of December 31, 2020, the Company has not made the scheduled payments and is in default on this promissory note.  The default rate on the notes is seven percent.  At December 31, 2020 and March 31, 2020, accrued interest of $44,509 and $38,043, respectively, is included in accounts payable and accrued liabilities.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

8.CONVERTIBLE PROMISSORY NOTES

Power Up Lending Group Ltd.

On October 3, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $82,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing August 15, 2020 for $80,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $50,377 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From April 13, 2020 to April 22, 2020, the Company issued 2,489,415 shares of common shares of the Company with the fair value $154,491 to the Holder to fully settle the Note resulting in a loss on settlement of $19,953. Interest and amortization of debt discount was $42,155 for the nine months ended December 31, 2020.

On December 12, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $57,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing September 15, 2020 for $55,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $49,646 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From June 17, 2020 to June 24, 2020, the Company issued 1,935,938 shares of common shares of the Company with the fair value $137,709 to the Holder to fully settle the Note resulting in a loss on settlement of $43,940. Interest and amortization of debt discount was $52,332 for the nine months ended December 31, 2020.

On March 2, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing December 15, 2020 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $70,613 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From September 8, 2020 to September 17, 2020, the Company issued 1,114,824 shares of common shares of the Company with the fair value $90,894 to the Holder to fully settle the Note resulting in a loss on settlement of $5,278. Interest and amortization of debt discount was $76,712 for the nine months ended December 31, 2020.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

8.CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On March 26, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing January 15, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $38,003 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From October 2, 2020 to October 15, 2020, the Company issued 1,357,488 shares of common shares of the Company with the fair value $85,374 to the Holder to fully settle the Note resulting in a loss on settlement of $16,067. Interest and amortization of debt discount was $66,129 for the nine months ended December 31, 2020.

On June 9, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing April 1, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $67,285, of which $50,000 was recorded as debt discount and the remainder of $17,285 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From December 15, 2020 to December 18, 2020, the Company issued 3,399,082 shares of common shares of the Company with the fair value $105,588 to the Holder to fully settle the Note resulting in a loss on settlement of $14,359. Interest and amortization of debt discount was $91,230 for the nine months ended December 31, 2020.

On July 17, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing May 17, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On December 31, 2020, the Note is recorded at an accreted value of $56,161 less unamortized debt discount of $12,870. Interest and amortization of debt discount was $34,897 for the nine months ended December 31, 2020.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

8.CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On September 17, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $47,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing September 17, 2021 for $45,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On December 31, 2020, the Note is recorded at an accreted value of $54,880 less unamortized debt discount of $23,330. Interest and amortization of debt discount was $20,312 for the nine months ended December 31, 2020.

.

On October 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing October 15, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On December 31, 2020, the Note is recorded at an accreted value of $58,008 less unamortized debt discount of $29,600. Interest and amortization of debt discount was $16,591 for the nine months ended December 31, 2020.

On December 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing December 15, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On December 31, 2020, the Note is recorded at an accreted value of $41,379 less unamortized debt discount of $31,594. Interest and amortization of debt discount was $2,988 for the nine months ended December 31, 2020.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

8.CONVERTIBLE PROMISSORY NOTES (CONTINUED)

JSJ Investments Inc.

On September 16, 2019, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $142,000 less debt discount of $17,000 bearing a 6% annual interest rate and maturing September 16, 2020 for $125,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $103,604 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From April 15, 2020 to April 29, 2020, the Company issued 5,595,893 shares of common shares of the Company with the fair value $305,082 to the Holder to fully settle the Note resulting in a loss on settlement of $78,158. Interest and amortization of debt discount was $92,382 for the nine months ended December 31, 2020.

On June 9, 2020, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $130,000 less debt discount of $3,000 bearing a 6% annual interest rate and maturing June 9, 2021 for $127,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $139,417, of which $127,000 was recorded as debt discount and the remainder of $12,417 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From December 11, 2020 to December 21, 2020, the Company issued 3,764,947 shares of common shares of the Company with the fair value $116,076 to the Holder to partially settle the Note resulting in a loss on settlement of 23,769. On December 31, 2020, the Note is recorded at an accreted value of $125,823 less unamortized debt discount of $90,267. Interest and amortization of debt discount was $127,864 for the nine months ended December 31, 2020.

Crown Bridge Partners, LLC

On November 21, 2019, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $27,500 less transaction costs of $3,250 bearing a 12% annual interest rate and maturing November 21, 2020 for $24,250 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $18,608 which was recorded as a debt discount. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From June 2, 2020 to August 19, 2020, the Company issued 2,310,089 shares of common shares of the Company with the fair value $171,028 to the Holder to fully settle the Note resulting in a loss on settlement of $132,785. Interest and amortization of debt discount was $29,332 for the nine months ended December 31, 2020.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

8.CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On August 11, 2020, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $55,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing August 10, 2021 for $50,000 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113 which was recorded as a debt discount. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113, of which $50,000 was recorded as debt discount and the remainder of $41,113 was recorded expensed and included in gain (loss) on derivative liability. On December 31, 2020, the Note is recorded at an accreted value of $68,583 less unamortized debt discount of $28,544. Interest and amortization of debt discount was $40,040 for the nine months ended December 31, 2020.

Auctus Fund, LLC

On December 19, 2019, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC, (“Holder”) relating to the issuance and sale of a Convertible Promissory Note (the “Note”) with an original principal amount of $112,750 less an original issue discount of $10,000 and transaction costs of $2,750 bearing a 12% annual interest rate and maturing September 15, 2020 for $100,000 in cash. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature and warrant liability was $110,475 which was recorded as a debt discount. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price defined as the lowest trading price during the twenty-five trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue at 135% of the original principal amount plus interest and between 90 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 15, 2020, the Company paid $178,855 in cash the Holder to fully settle the Note resulting in a gain on settlement of $59,359. Interest and amortization of debt discount was $154,426 for the nine months ended December 31, 2020.

9.CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

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

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Closing share price	$0.076	$0.068	$0.058	$0.057
Conversion price	$0.052 - $0.056	$0.048 - $0.064	$0.058	$0.0254 - $0.0257
Risk free rate	0.11% - 0.15%	0.14% - 0.15%	0.10% - 0.12%	0.09% - 0.10%
Expected volatility	201% - 256%	192% - 223%	148% - 206%	155% - 191%
Dividend yield	0%	0%	0%	0%
Expected life (years)	0.21 – 0.79	0.39 – 0.94	0.29 – 0.96	0.38 – 0.96

The inputs into the Black-Scholes models are as follows:

The fair value of the conversion option derivative liabilities is $173,280 and $486,663 at December 31, 2020 and March 31, 2020, respectively. The decrease in the fair value of the conversion option derivative liability for the three and nine months ended December 31, 2020 and 2019 of $112,845 and $677,133 and $72,479 and $223, respectively, is recorded as a gain in the unaudited condensed consolidated statements of operations.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

10.WARRANT LIABILITY

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

The inputs into the Black-Scholes models are as follows:

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Closing share price	$0.076	$0.068	$0.058	$0.027
Conversion price	$1.00 - $0.10	$1.00 - $0.10	$1.00 - $0.10	$1.00 - $0.10
Risk free rate	0.37%	0.37%	0.27%	0.27%
Expected volatility	181%	171 - 175%	167% - 180%	165% - 174%
Dividend yield	0%	0%	0%	0%
Expected life (years)	4.72	4.40 – 4.47	4.15 – 4.86	3.89 – 4.61

The fair value of the warrant liability is $13,343 and $39,387 at December 31, 2020 and March 31, 2020, respectively. The decrease (increase) in the fair value of the warrant liability of $14,686 and $26,043 and $(881) and $(881) is recorded as a gain (loss) in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2020 and 2019, respectively.

11.CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of December 31, 2020, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

12.STOCKHOLDERS’ DEFICIT

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

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2020 and March 31, 2020:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding at December 31, 2020 and March 31, 2020.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding at December 31, 2020 and March 31, 2020.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

12.STOCKHOLDERS’ DEFICIT (CONTINUED)

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 5,000,000,000 shares authorized: 140,144,964 and 79,699,130 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

December 31, 2020

(Unaudited)

12.STOCKHOLDERS’ DEFICIT (CONTINUED)

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

From October 2, 2020 to October 16, 2020, the Company issued 1,357,488 shares of common stock to satisfy obligations under share subscription agreements of $85,374 for settlement of convertible notes included in share subscriptions payable.

On October 6, 2020, as a result of the one-for-twenty reverse stock split of our common stock the Company issued 150 shares of common stock due to rounding.

On October 7, 2020, the Company issued 625,000 shares of common stock to satisfy obligations under share subscription agreements of $15,000 for settlement of cash included in share subscriptions payable.

On November 6, 2020, the Company issued 2,135,000 shares of common stock to satisfy obligations under share subscription agreements of $123,830 for settlement of services included in share subscriptions payable.

On December 3, 2020, the Company issued 12,750,000 shares of common stock to satisfy obligations under share subscription agreements of $399,200 for settlement of services included in share subscriptions payable.

On December 10, 2020, the Company issued 4,649,280 shares of common stock to satisfy obligations under share subscription agreements of $111,139 for settlement of cash included in share subscriptions payable.

On December 11, 2020, the Company issued 3,500,000 shares of common stock to satisfy obligations under share subscription agreements of $125,400 for settlement of services included in share subscriptions payable.

From December 15, 2020 to December 22, 2020, the Company issued 7,164,029 shares of common stock to satisfy obligations under share subscription agreements of $221,664 for settlement of convertible notes included in share subscriptions payable.

Common Stock Payable

As at December 31, 2020, the Company had total subscriptions payable for 5,920,315 shares of common stock for $68,368 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $91,495 and shares of common stock for notes payable of $20,673.

During the nine months ended December 31, 2020, the Company settled common stock obligations of $59,800 for no consideration. The decrease in common stock payable was recorded as an increase in additional paid-in capital.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

13.RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2020 and 2019, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 5

Notes payable – Note 6

14.SUBSEQUENT EVENTS

Common Stock Issued

From January 8, 2021 to January 20, 2021, the Company issued 5,636,923 shares of common stock to satisfy obligations under share subscription agreements of $131,734 for settlement of convertible notes included in share subscriptions payable.

On January 8, 2021, the Company issued 3,075,000 shares of common stock to satisfy obligations under share subscription agreements of $81,675 for settlement of services included in share subscriptions payable.

On January 14, 2021, the Company issued 4,051,666 shares of common stock to satisfy obligations under share subscription agreements of $57,645 for cash and $25,000 for settlement of services for the settlement of interest included in share subscriptions payable.

From January 22, 2021 to January 26, 2021, the Company issued 3,604,000 shares of common stock to satisfy obligations under share subscription agreements of $90,943 for settlement of convertible notes included in share subscriptions payable.

On February 2, 2021, the Company issued 1,400,000 shares of common stock to satisfy obligations under share subscription agreements of $15,000 for cash and $8,400 for settlement of services for the settlement of interest included in share subscriptions payable.

Common Stock Payable

As at February 9, 2021 the Company had total subscriptions payable for 1,535,315 shares of common stock for $38,366 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $33,850 and shares of common stock for notes payable of $20,673.

Power Up Lending Group Ltd.

On January 20, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing January 20, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

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

Exploration at the Santa Elena project area has been systematically directed as initial surface geologic mapping and sampling with some ground geophysical surveys as electro magnetics and radiometric. Evaluation of results has led to continued production sampling with percussion drilling and diamond core drilling of portions of areas of interest. This resulted in 3 major geologic structures which are open pit mined and are the main source of production. The producing structures are all associated with mixed hydrothermal quartz vein fissure filling and orogenic thrust fault conduits and are in the order of 0.5 to 9 g/t gold. Additional structures are in the area and will be soon be evaluated and brought to production. The exploration resulted in the discovery of three major targets on Mexus’ three of nine concessions located on the Santa Elena gold project. This resulted in the company opening 3 pits: Julio 1, Julio 2 and Mexus 3. Mineralized material was crushed to 1/2inch minus and transferred to the existing heap leach pad via a conveyor system. All three pits show mineable grade gold up to 1 oz. per ton. All 3 pits show a viable chemistry after running four months and testing an estimated 25,000 tons. As of December 31, 2020, the Company is producing ore from the Julio 1 pit which is the most cost effective to mine and has proven to be very productive leaching material.

Preliminary reserve estimates at the Santa Elena project indicates a tonnage of approximately 1.5 to 5 million tons to a depth of 100 meters on the Julio structure. Geologic data further indicates the Julio structure is present at depths of 1,000 to 2,000 meters at a shallow incline. There are five additional structures that have been identified for further evaluation of the Santa Elena Projects lands.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and nine months ended December 31, 2020 and 2019. All amounts herein are in U.S. dollars.

Three Months Ended December 31, 2020 Compared with the Three Months Ended December 31, 2019

We had a net loss during the three months ended December 31, 2020 of $1,152,375 compared to a net loss of $796,342 during the same period in 2019. The increase in net loss is primarily attributable (i) an increase in stock-based expense – consulting services of $537,270 and (ii) an increase in loss on settlement of debt of $64,032 The increase in the net loss is partially offset by (i) an increase in sale of gold of $13,659 (ii) a decrease in general and administrative expense of $26,030 (iii) a decrease in interest expense of $134,575 and (iv) an increase in gain on change in fair value and settlement of convertible promissory note and warrant liabilities of $55,934.

Operating Expenses

Total operating expenses decreased to $897,274 for three months ended December 31, 2020, compared to $420,157 for the three months ended December 31, 2019. The increase in operating expenses was primarily due to in stock-based expense – consulting services.

For the three months ended December 31, 2020, the Company had recoveries from the sale of gold of $13,659 compared to $0 for the three months ended December 31, 2019. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $255,101 of other expense during the three months ended December 31, 2020 compared to $376,185 of other expense during the same period in 2019.

Changes in other income (expense) is mainly attributable to a decrease in interest expense and an increase in the gain on change in fair value and settlement of convertible promissory note and warrant derivative liabilities which was partially offset by an increase in loss on settlement of debt. Interest expense is primarily due to the issuance of the convertible promissory notes.

Nine months Ended December 31, 2020 Compared with the Nine months Ended December 31, 2019

We had a net loss during the nine months ended December 31, 2020 of $2,391,951 compared to a net loss of $2,349,605 during the same period in 2019. The increase in net loss is primarily attributable (i) an increase in stock-based expense – consulting services of $396,697 (ii) an increase in interest expense of $221,589 and (iii) an increase in loss on settlement of debt of $216,610. The increase in the net loss is partially offset by (i) an increase in sale of gold of $145,570 (ii) a decrease in general and administrative expense of $152,515 and (iii) an increase in gain on change in fair value and settlement of convertible promissory note and warrant liabilities of $396,350.

Operating Expenses

Total operating expenses decreased to $1,662,067 for nine months ended December 31, 2020, compared to $1,673,292 for the nine months ended December 31, 2019. The increase in operating expenses was primarily due to in stock-based expense – consulting services.

For the nine months ended December 31, 2020, the Company had recoveries from the sale of gold of $145,570 compared to $0 for the nine months ended December 31, 2019. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $729,884 of other expense during the nine months ended December 31, 2020 compared to $676,313 of other expense during the same period in 2019.

Changes in other income (expense) is mainly attributable to an increase in interest expense and an increase in loss on settlement of debt which was partially offset by a gain on change in fair value and settlement of convertible promissory note and warrant derivative liabilities. Interest expense is primarily due to the issuance of the convertible promissory notes.

Liquidity and Capital Resources

At December 31, 2020, we had cash of $9,943 compared to cash of $64,173 at March 31, 2020.

Our property and equipment decreased to $311,254 at December 31, 2020, compared to $330,888 at March 31, 2019. The change in equipment is due to purchase of equipment of $49,000 and depreciation expense of $68,634 for nine months ended December 31, 2020.

Our mineral properties remained unchanged at $829,947 at December 31, 2020 and March 31, 2020.

Total assets decreased to $1,151,144 at December 31, 2020, compared to $1,225,008 at March 31, 2020. The majority of the decrease in assets relates to a decrease in cash of $54,230.

Our total liabilities decreased to $2,601,900 at December 31, 2020, compared to $2,779,970 as of March 31, 2020. The decrease in our total liabilities can be primarily attributed to the settlement convertible promissory notes along with the related convertible promissory note derivative liabilities.

Our working capital deficit at December 31, 2020 and March 31, 2020 is $2,591,957 and $2,715,797, respectively.

Our net cash used in operating activities for the nine months ended December 31, 2020 and 2019 is $626,513 and $1,066,996, respectively. Our net loss for the nine months ended December 31, 2020 of $2,391,951 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $68,634, gain of settlement of debt and accounts payable of $276,749, stock-based compensation – consulting services of $829,085 and non-cash interest expense of $1,050,844.

Our net cash (used in) investing activities for the nine months ended December 31, 2020 and 2019 is $(49,000) and $(44,125), respectively, due to the purchase of equipment.

Our net cash provided by financing activities for the nine months ended December 31, 2020 and 2019 is $621,283 and $1,150,203, respectively, mainly due to issuance of notes payable, convertible promissory notes and common stock.

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

ITEM 5OTHER INFORMATION

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2019 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2020: (i) appoint a financial expert and independent Directors to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not subject to any legal proceedings responsive to this Item Number.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From October 2, 2020 to October 16, 2020, the Company issued 1,357,488 shares of common stock to satisfy obligations under share subscription agreements of $85,374 for settlement of convertible notes included in share subscriptions payable.

On October 6, 2020, as a result of the one-for-twenty reverse stock split of our common stock the Company issued 150 shares of common stock due to rounding.

On October 7, 2020, the Company issued 625,000 shares of common stock to satisfy obligations under share subscription agreements of $15,000 for settlement of cash included in share subscriptions payable.

On November 6, 2020, the Company issued 2,135,000 shares of common stock to satisfy obligations under share subscription agreements of $123,830 for settlement of services included in share subscriptions payable.

On December 3, 2020, the Company issued 12,750,000 shares of common stock to satisfy obligations under share subscription agreements of $399,200 for settlement of services included in share subscriptions payable.

On December 10, 2020, the Company issued 4,649,280 shares of common stock to satisfy obligations under share subscription agreements of $111,139 for settlement of cash included in share subscriptions payable.

On December 11, 2020, the Company issued 3,500,000 shares of common stock to satisfy obligations under share subscription agreements of $125,400 for settlement of services included in share subscriptions payable.

From December 15, 2020 to December 22, 2020, the Company issued 7,164,029 shares of common stock to satisfy obligations under share subscription agreements of $221,664 for settlement of convertible notes included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On December 31, 2020 and March 31, 2020, the carrying value of the notes payable totaled $1,191,125 (net of unamortized debt discount of $3,478) and $934,248 (net of unamortized debt discount of $43,867), respectively. On December 31, 2020 and March 31, 2020, notes payable – related party of $141,169 and $138,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. On December 31, 2020, $1,194,802 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

On December 31, 2020 and March 31, 2020, accrued interest of $185,413 and $113,603, respectively, is included in accounts payable and accrued liabilities.

On December 31, 2020 and March 31, 2020, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of December 31, 2020, the Company has not made the scheduled payments and is in default on this promissory note. The default rate on the notes is seven percent. At December 31, 2020 and March 31, 2020, accrued interest of $44,509 and $38,043, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at December 31, 2020 (unaudited) and March 31, 2020

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2020 and 2019 (unaudited)

Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended December 31, 2020 and 2019 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2020 and 2019 (unaudited)

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

February 16, 2021

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director