Form 10-K
period 2021-03-31
Mexus Gold US
filed 2021-07-01
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52413

MEXUS GOLD US

(Name of small business issuer as specified in its charter)

Nevada	20-4092640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting Company	Emerging growth Company
[ ]	[ ]	[X]	[X]	[ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 21, 2021, there were 205,151,461 shares of our common stock were issued and outstanding. The public float as of the last day of the most recently completed second fiscal quarter was $0.00.

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

Exploration at the Santa Elena project area has been systematically directed as initial surface geologic mapping and sampling with some ground geophysical surveys as electro magnetics and radiometric. Evaluation of results has led to continued production sampling with percussion drilling and diamond core drilling of portions of areas of interest. This resulted in 3 major geologic structures which are open pit mined and are the main source of production. The producing structures are all associated with mixed hydrothermal quartz vein fissure filling and orogenic thrust fault conduits and are in the order of 0.5 to 9 g/t gold. Additional structures are in the area and will be soon be evaluated and brought to production. The exploration resulted in the discovery of three major targets on Mexus’ three of nine concessions located on the Santa Elena gold project. This resulted in the company opening 3 pits: Julio 1, Julio 2 and Mexus 3. Mineralized material was crushed to 1/2inch minus and transferred to the existing heap leach pad via a conveyor system. All three pits show mineable grade gold up to 1 oz. per ton. All 3 pits show a viable chemistry after running four months and testing an estimated 25,000 tons. As of March 31, 2021, the Company is producing ore from the Julio 1 pit which is the most cost effective to mine and has proven to be very productive leaching material.

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

Santa Elena Concessions
No	CONCESSION NAME	TITLE NO	AREA HECTARE	DATE ISSUED	END DATE
1	MARTHA ELENA	221447	339.3811	10/2/2004	9/2/2054
2	JULIO II	221448	59.0401	10/2/2004	9/2/2054
3	JULIO III	231609	99.6381	3/25/2008	3/24/2058
4	JULIO IV	231610	99.9687	3/25/2008	3/24/2058
5	JULIO V	231611	100	3/25/2008	3/24/2058
6	JULIO VI	231612	100	3/25/2008	3/24/2058
7	JULIO VII	231613	100	3/25/2008	3/24/2058
	Total Hectares		898.028
	Total Acres		2,219.08

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

	High	Low
	$	$
For the Fiscal Year Ended March 31, 2021
Fourth Quarter ended March 31, 2021	0.036	0.0201
Third Quarter ended December 31, 2020	0.076	0.0254
Second Quarter ended September 30, 2020	0.16	0.058
First Quarter ended June 30, 2020	0.09	0.038

For the Fiscal Year Ended March 31, 2020
Fourth Quarter ended March 31, 2020	0.12	0.0052
Third Quarter ended December 31, 2019	0.25	0.062
Second Quarter ended September 30, 2019	0.476	0.18
First Quarter ended June 30, 2019	0.268	0.12

As of June 21, 2021, we had 205,151,461 shares of our common stock issued and outstanding, of which 96,259,862 shares were restricted. The closing price of our common stock on June 21, 2021, was $0.0288.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2021 and 2020, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2021 and 2020. All amounts herein are in U.S. dollars.

Year Ended March 31, 2021 Compared with the Year Ended March 31, 2020

We had a net loss during the year ended March 31, 2021 of $3,332,130 compared to a net loss of $3,218,296 during the same period in 2020. The increase in net loss is primarily attributable (i) an increase in stock-based compensation – consulting services of $774,977 (ii) an increase in interest expense of $141,899 and (iii) an increase in loss on settlement of debt of $194,489. The increase in the net loss is partially offset by (i) an increase in the sale of gold of $75,073 (ii) a decrease in exploration costs of $188,174 (iii) a decrease in general and administration expense of $181,164 and (iv) a gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities of $545,583.

Operating Expenses

Total operating expenses increased to $2,360,066 for year ended March 31, 2021, compared to $2,045,900 for the year ended March 31, 2020. The increase in operating expenses was primarily due to increases in stock-based expense – consulting services,

For the year ended March 31, 2021, the Company had recoveries from the sale of gold of $151,360 compared to $76,287 for the year ended March 31, 2020. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $972,064 of other expense during the year ended March 31, 2021 compared to $1,172,396 of other income during the same period in 2020.

The change in other income (expense) is mainly attributable to an increase in the gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities which was partially offset by an increase in interest expense and loss on settlement of debt. The increase in interest expense is primarily due to the issuance of the convertible promissory notes.

Liquidity and Capital Resources

On March 31, 2021, we had cash of $8,081 compared to cash of $64,173 on March 31, 2020.

Our property and equipment decreased to $293,392 at March 31, 2021, compared to $330,888 at March 31, 2020. The decrease in equipment is largely due to depreciation expense of $86,496 during the year ended March 31, 2021 and partially offset by $49,000 for the purchase of equipment.

Our mineral properties remained unchanged at $829,947 on March 31, 2021 and 2020.

Total assets decreased to $1,131,420 on March 31, 2021, compared to 1,225,008 on March 31, 2020. The majority of the decrease in assets relates to a $86,496 of depreciation expense which was partially offset by $49,000 for the purchase of equipment and decrease in cash of $56,092.

Our total liabilities increased to $2,632,722 as of March 31, 2021, compared to $2,779,970 as of March 31, 2020. The increase in our total liabilities can be primarily attributed to an increase in accounts payable and notes payable.

Our working capital deficit on March 31, 2021 and 2020 is $2,624,641 and $2,715,797, respectively.

Our net cash used in operating activities for the year ended March 31, 2021 and 2020 is $799,875 and $1,272,864, respectively. Our net loss for the year ended March 31, 2021 of $3,332,130 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $86,496, loss on settlement of debt and accounts payable of $324,252, stock-based compensation – consulting services of $1,312,877 and non-cash interest expense of $1,325,732.

Our net cash (used in) provided by investing activities for the year ended March 31, 2021 and 2020 is $(49,000) and $(44,125), respectively, mainly due to the purchase of equipment.

Our net cash provided by financing activities for the year ended March 31, 2021 and 2020 is $792,783 and $1,369,133, respectively, mainly due to issuance of notes payable, convertible promissory notes and common stock.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2021, the Company's internal control over financial reporting was not effective.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2021, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

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

						Non-Equity	Nonqualified
						Incentive	Deferred	All
	Year			Stock	Option	Plan	Compensation	Other
Name and Principal Position	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Paul D. Thompson	2021	$180,000	$0	$207,500	$0	$0	$0	$0	$387,500
President, Chief Executive Officer, Chief Financial Officer, and Secretary, and Director	2020	$180,000	$0	$130,400	$0	$0	$0	$0	$310,400

Employment Agreements

On March 31, 2021, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 205,151,461 issued and outstanding shares of our common stock as of June 21, 2021, by the following persons:

•each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•each of our directors and executive officers; and

•all of our Directors and Officers as a group

	Number Of Shares	Percentage
Name And Address	Beneficially Owned	Owned
Paul D. Thompson(1)	30,733,696(2)(3)(4)	14.3%
All Officers and Directors as Group	30,733,696	14.3%

Total	30,733,696	14.3%

(1)1805 N. Carson Street, Suite 150, Carson City, NV 89701.

(2)Includes 20,685,861 shares of common stock held by Mr. Thompson individually; 33,000 shares of common stock held by Tioga Gold, Inc.; 9,146 shares of common stock held by Mexus Gold Mining S.A. C.V.; and 5,689 shares of common stock held by Mexus Gold International.

(3)Mr. Thompson owns 1,000,000 shares of our Series A Convertible Preferred Stock, $.001 par value. Each share of our Series A Convertible Preferred Stock converts into 10 shares of our common stock. Assuming Mr. Thomson converted 100% of the Series A Convertible Preferred Stock held by him into shares of common stock, he would hold and additional 10,000,000 shares of common stock and a grand total of 30,733,696 shares of commons stock or approximately 14.3% of our issued and outstanding shares of common stock.

(4)Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Convertible Preferred Stock and common stock on a fully-diluted basis; and (c) 0.000006. Accordingly, on any stockholders’ vote, Mr. Thompson has a total of 1,230,908,766 votes, and far greater than 50% of the issued and outstanding voting stock of the company.

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

None.

Transactions with Promoters

None.

Item 14. Principal Accounting Fees and Services.

Appointment of Auditors

Our Board of Directors selected RBSM LLP (“RBSM LLP”) as our auditors for the years ended March 31, 2021 and 2020.

Audit Fees

RBSM LLP billed us $76,500 in audit fees during the year ended March 31, 2021.

RBSM LLP billed us $48,000 in audit fees during the year ended March 31, 2020.

Audit-Related Fees

We did not pay any fees to RBSM LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2021 and 2020.

Tax and All Other Fees

RBSM LLP billed us $0 for tax compliance, tax advice, tax planning or other work during our fiscal year ending March 31, 2021.

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

With respect to the audit of our financial statements as of March 31, 2021 and 2020, and for the years then ended, none of the hours expended on RBSM LLP’s engagement to audit those financial statements were attributed to work by persons other than RBSM LLPs full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 31, 2021 and 2020

Consolidated Statements of Operations for the years ended March 31, 2021 and 2020

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended March 31, 2021 and 2020

Notes to Consolidated Financial Statements

Schedules
All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Exhibits	Exhibit #	Form Type	Filing Date	Filed with This Report
Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Articles of Incorporation filed with the Secretary of State of Nevada on October 1, 2009	3.4	10-K	7/27/2016

Certificate of Amendment filed with the Secretary of State of Nevada on March 9, 2016	3.5	10-K	7/27/2016

Certificate of Designation filed with the Secretary of State of Nevada on August 8, 2011	3.6	10-K	7/27/2016

Amended and Restated Bylaws dated December 30, 2005	3.7	10-SB	1/24/2007

Consent of Independent Registered Public Accounting Firm	23.1			X

Code of Ethics	14.1	10-KSB	6/29/2007

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1			X

Caborca Preliminary Report and First Stage Mapping	99.1			X

XBRL Instance Document	101.INS			X
XBRL Taxonomy Extension Schema Document	101.SCH			X
XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X
XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X
XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X
XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

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

Signatures	Title	Date

/s/ Paul D. Thompson Sr.	Chief Executive Officer	July 1, 2021
Paul D. Thompson Sr.	Chief Financial Officer
Principal Executive Officer
Principal Financial Officer
President
Secretary
Director

MEXUS GOLD US AND SUBSIDARIES

CONSOLIDATED FINANCIAL STATEMENTS

(AN EXPLORATION STAGE COMPANY)

March 31, 2021 and 2020

805 Third Avenue

New York, NY 10022

Tel. 212.838.5100

Fax 212.838.2676

www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mexus Gold US. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mexus Gold US. and subsidiaries (The “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two year period ended March 31, 2021 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and 2020 and the consolidated results of its operations and its cash flows for each of the years in the two year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses. At March 31, 2021, the Company is in the exploration stage, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/S/ RBSM LLP

We have served as the Company’s auditor since 2015.
New York, New York
July 1, 2021

MEXUS GOLD US AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020
ASSETS
CURRENT ASSETS
Cash	$8,081	$64,173
TOTAL CURRENT ASSETS	8,081	64,173

FIXED ASSETS
Property and equipment, net of accumulated depreciation	293,392	330,888
TOTAL FIXED ASSETS	293,392	330,888

OTHER ASSETS
Property costs	829,947	829,947
TOTAL OTHER ASSETS	829,947	829,947

TOTAL ASSETS	$1,131,420	$1,225,008

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$456,707	$332,795
Accounts payable - related party	428,102	397,469
Notes payable (net of unamortized debt discount of $0 and $43,867, respectively)	1,232,576	934,248
Notes payable - related party	141,169	138,169
Promissory notes	65,000	65,000
Convertible promissory note (net of unamortized debt discount of $223,437 and $262,116, respectively)	157,960	386,239
Convertible promissory note derivative liabilities	138,539	486,663
Warrant derivative liabilities	12,669	39,387
TOTAL CURRENT LIABILITIES	2,632,722	2,779,970

TOTAL LIABILITIES	2,632,722	2,779,970

CONTINGENT LIABILITIES (Note 12)

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
5,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2020)	1,000	1,000
177,714,055 shares of Common Stock (79,699,130 - March 31, 2020)	177,714	79,699
Additional paid-in capital	33,775,064	30,382,200
Share subscription payable	222,718	327,807
Accumulated deficit	(35,677,798)	(32,345,668)
TOTAL STOCKHOLDERS' DEFICIT	(1,501,302)	(1,554,962)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,131,420	$1,225,008

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2021	2020
EXPENSES
Exploration (net of sale of gold of $151,360 and $76,287 for the years ended March 31, 2021 and 2020, respectively)	378,315	641,562
General and administrative	668,874	850,038
Stock-based expense - consulting services	1,312,877	537,900
Loss on settlement of accounts payable	-	16,400
Total operating expenses	2,360,066	2,045,900

OTHER INCOME (EXPENSE)
Foreign exchange	(15,927)	(7,064)
Interest	(1,447,748)	(1,305,849)
Loss on settlement of debt	(324,252)	(129,763)
Gain on change in fair value and settlement of convertible promissory notes and derivative liabilities	815,863	270,280
Total other expense	(972,064)	(1,172,396)

NET LOSS BEFORE PROVISION FOR TAX	(3,332,130)	(3,218,296)

Income tax	-	-

NET LOSS	$(3,332,130)	$(3,218,296)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	116,921,916	67,386,182

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Year Ended March 31, 2021

	Preferred Stock		Series A Preferred Stock		Common Stock

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Share Subscription Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2020	-	$ -	1,000,000	$ 1,000	79,699,130	$ 79,699	$ 30,382,200	$ 327,807	$ (32,345,668)	$ (1,554,962)

Rounding – Reverse Stock Split	-	-	-	-	150	-	-	-	-	-
Shares issued for services	-	-	-	-	37,546,152	37,546	1,338,426	(63,095)	-	1,312,877
Shares issued for cash	-	-	-	-	22,972,509	22,973	453,181	(17,516)	-	458,638
Shares issued for equipment	-	-	-	-	638,889	639	46,639	(47,278)	-	-
Shares issued for accounts payable – related party	-	-	-	-	1,136,364	1,136	48,864	-	-	50,000
Shares issued for note principal and interest	-	-	-	-	1,391,667	1,392	51,408	22,800	-	75,600
Shares issued for convertible notes principal and interest	-	-	-	-	34,329,194	34,329	1,454,346	-	-	1,488,675
Net loss	-	-	-	-	-	-	-	-	(3,332,130)	(3,332,130)
Balance, March 31, 2021	-	$ -	1,000,000	$ 1,000	177,714,055	$ 177,714	$ 33,775,064	$ 222,718	$ (35,677,798)	$ (1,501,302)

Year Ended March 31, 2020

Balance, March 31, 2019	-	$ -	1,000,000	$ 1,000	50,592,449	$ 50,592	$ 28,025,951	$ 632,840	$ (29,127,372)	$ (416,989)

Shares issued for services and supplies	-	-	-	-	3,303,546	3,304	691,985	(157,389)	-	537,900
Shares issued for cash	-	-	-	-	17,977,116	17,977	616,518	(99,100)	-	535,395
Shares issued for accounts payable	-	-	-	-	950,000	950	116,450	(81,000)	-	36,400
Shares issued for note principal and interest	-	-	-	-	3,027,367	3,027	465,260	20,673	-	488,960
Shares issued for convertible notes principal and interest	-	-	-	-	3,798,652	3,799	355,972	(35,495)	-	324,276
Shares issued for equipment	-	-	-	-	50,000	50	7,650	47,278	-	54,978
Beneficial conversion features	-	-	-	-	-	-	102,414	-	-	102,414
Net loss	-	-	-	-	-	-	-	-	(3,218,296)	(3,218,296)
Balance, March 31, 2020	-	$ -	1,000,000	$ 1,000	79,699,130	$ 79,699	$ 30,382,200	$ 327,807	$ (32,345,668)	$ (1,554,962)

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,332,130)	$(3,218,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,496	168,757
Loss on settlement of debt and accounts payable	324,252	146,165
Stock-based compensation - consulting services	1,312,877	537,900
Non cash Interest expense	1,325,732	1,206,882
Gain on change in fair value of derivative instruments	(815,863)	(270,281)
Changes in operating assets and liabilities:
Decrease of other assets	-	5,500
Increase in accounts payable and accrued liabilities, including related parties	298,761	150,509
NET CASH USED IN OPERATING ACTIVITIES	(799,875)	(1,272,864)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(49,000)	(44,125)
NET CASH USED IN INVESTING ACTIVITIES	(49,000)	(44,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	65,000	616,530
Proceeds from issuance of notes payable - related party	3,000	70,759
Payment of notes payable	(32,000)	(213,000)
Proceeds from the issuance of convertible promissory notes	477,000	761,750
Repayment of convertible promissory note	(178,855)	(402,301)
Proceeds from issuance of common stock, net	458,638	535,395
NET CASH PROVIDED BY FINANCING ACTIVITIES	792,783	1,369,133

(DECREASE) INCREASE IN CASH	(56,092)	52,144

CASH, BEGINNING OF PERIOD	64,173	12,029

CASH, END OF PERIOD	$8,081	$64,173

Supplemental disclosure of cash flow information:
Interest paid	$-	$7,670
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable and interest	$75,600	$374,471
Shares issued for settlement of convertible notes	$1,488,675	$359,771
Shares issued to settle accounts payable	$-	$36,400
Shares issued to settle accounts payable - related party	$50,000	$-
Note payable issued to settle accounts payable and accrued interest	$94,216	$66,754
Shares issued in conjunction with the issuance of notes payable	$71,800	$74,500
Discount for beneficial conversion feature recognized on issuance of notes payable	$-	$102,414
Initial value of embedded derivative liability	$441,021	$683,240
Shares issued to purchase equipment	$-	$54,978
Reclassification of equipment under construction to property and equipment	$-	$17,018

The accompanying notes are an integral part of these consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended March 31, 2021, the Company incurred a net loss of $3,332,130 and used cash in operating activities of $799,875, and on March 31, 2021, had an accumulated deficit of $35,677,798. On March 31, 2021, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. Certain 2020 financial statement amounts have been reclassified to conform to the financial statement presentation adopted in the current year.

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

March 31, 2021 and 2020

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

March 31, 2021 and 2020

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

March 31, 2021 and 2020

3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. For the years ended March 31, 2021 and 2020, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2021 and 2020, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

On March 31, 2021 and 2020, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	March 31, 2021	March 31, 2020
Common stock issuable upon conversion of notes payable and convertible notes payable	16,317,058	18,009,112
Common stock issuable to satisfy stock payable obligations	4,970,315	3,437,035
Common stock issuable upon conversion of Series A Preferred Stock	1,000,000	1,000,000
Total	22,287,373	22,446,147

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

4. MINERAL PROPERTIES AND EXPLORATION COSTS

The following is a continuity of mineral property acquisition costs capitalized on the consolidated balance sheets during the years ended March 31, 2021 and 2020:

	Balance				Balance
	March 31,	Cash	Share-based		March 31,
	2020	Payments	Payments	Impairment	2021
Ures Property (a)	$-	$-	$-	$-	$-
Santa Elena Mine (b)	505,947	-	-	-	505,947
San Felix Project (c)	-	-	-	-	-
Project Mabel (d)	324,000	-	-	-	324,000
	$829,947	$-	$-	$-	$829,947

	Balance				Balance
	March 31,	Cash	Share-based		March 31,
	2019	Payments	Payments	Impairment	2020
Ures Property (a)	$-	$-	$-	$-	$-
Santa Elena Mine (b)	505,947	-	-	-	505,947
San Felix Project (c)	-	-	-	-	-
Project Mabel (d)	324,000	-	-	-	324,000
	$829,947	$-	$-	$-	$829,947

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

4. MINERAL PROPERTIES AND EXPLORATION COSTS (CONTINUED)

The following is a continuity of exploration costs expensed in the consolidated statements of operation:

	Balance			Balance
	March 31,	Cash	Share-based	March 31,
	2020	Payments	Payments	2021
Ures Property (a)	$2,111,305	$11,140	$167,335	$2,289,780
Santa Elena Mine (b)	6,260,416	518,536	-	6,778,952
	$8,371,721	$529,678	$167,335	$9,068,732

	Balance			Balance
	March 31,	Cash	Share-based	March 31,
	2019	Payments	Payments	2020
Ures Property (a)	$2,089,538	$21,767	$-	$2,111,305
Santa Elena Mine (b)	5,493,310	696,081	71,025	6,260,416
	$7,582,848	$717,848	$71,025	$8,371,721

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

(b)Santa Elena Mine

Santa Elena Mine (also known as Caborca or Julio) comprise seven concessions with a total of 898.028 hectares of exploration properties located 54km NW of Caborca, State of Sonora, Mexico. These property rights are owned by Mexus Gold Mining S.A. de C.V. On March 31, 2021, a total of $505,947 have been capitalized on the consolidated balance sheet for these property costs.

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

March 31, 2021 and 2020

4. MINERAL PROPERTIES AND EXPLORATION COSTS (CONTINUED)

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

On January 23, 2018, the Company paid 300,000 shares of common stock valued at $324,000 ($1.08 per share) to Cesar Maruicio Lemas Contreras as consideration to enter into three Letter of Intent agreements. On March 31, 2018, the payment was recorded as a deposit on mineral property in the consolidated balance sheet. On May 1, 2018, the $324,000 deposit on mineral properties was transferred to property costs on the consolidated balance sheet.

5. PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	March 31, 2021 Net Book Value	March 31, 2020 Net Book Value
Mining tools and equipment	$1,867,746	$1,580,886	$286,860	$316,392
Vehicles	178,810	172,278	6,532	14,496
	$2,046,556	$1,753,164	$293,392	$330,888

Depreciation expense for years ended March 31, 2021 and 2020 was $86,496 and $168,757, respectively.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

6. ACCOUNTS PAYABLE – RELATED PARTIES

During the years ended March 31, 2021 and 2020, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $45,600 and $45,600, respectively. On March 31, 2021 and 2020, $147,153 and $107,161 for this obligation is outstanding, respectively.

Compensation

On March 31, 2021, the Company entered into a compensation agreement with Paul D. Thompson Sr., the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock, cash payment or deferred payment in stock or cash. In addition. Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. On March 31, 2021 and 2020, $280,949 and $290,308 of compensation due is included in accounts payable – related party, respectively and $51,400 for 2,000,000 shares and $32,600 for 100,000 shares of common stock due is included in share subscriptions payable, respectively.

7. NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

During the years ended March 31, 2021 and 2020 the Company received various advances for notes payable totaling $65,000 and $754,043, respectively. These notes are unsecured and are due in one to fifteen months from the date issue.

(i)During the period from June 12, 2020 to June 15, 2020, the Company issued two (2) promissory notes (“Notes”) with $20,000 in principal that earns interest at 12% per annum and a term of six months. These promissory notes together with any unpaid accrued interest are payable, at the option of the holder, in cash or shares in the Company valued at the average closing prices of the previous 14 trading days. These Notes has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

(ii)On July 2, 2020, the Company issued a promissory note (“Note”) for cash with $35,000 in principal that earns interest at 12% per annum and a term of six months. In conjunction with the issuance of this Note the Company issued 875,000 shares of its common stock to the Note holder which was recorded as a $35,000 debt discount.

(iii)On August 26, 2020, the Company issued a promissory note (“Note”) for cash with $10,000 in principal that earns interest at 12% per annum and a term of six months. In conjunction with the issuance of this Note the Company issued 416,667 shares of its common stock to the Note holder which was recorded as a $10,000 debt discount.

(iv)On September 4, 2020, the Company issued a promissory note (“Note”) with a principal of amount of $82,650 bearing interest of 10% per annum to settle $82,650 in accounts payable due for accounting fees. The Note is due on September 30, 2021. The Note holder, in its sole discretion, may convert any part or all of the principal, interest or other charges due and payable under this Note to restricted common stock of the Company at a variable conversion price calculated at 50% of the market price defined as the average of the five closing trading prices during the previous five trading days. The Note was analyzed by the Company in accordance with ASC 470 Debt and it was determined that there was no gain or loss on extinguishment. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

(v)On September 23, 2020, the Company agreed to change certain terms of a promissory note (“Note”) issued on April 15, 2019, with principal of $66,754 and accrued interest of $11,566. The Note had the following original terms (i) bearing interest of 10% per annum (ii) the holder of the Note may convert principal and interest into shares of common stock of the Company at $0.10 per share and (iii) due on June 30, 2020. The Company agreed the Note holder, in its sole discretion, may convert any part or all of the principal, interest or other charges due and payable under this Note to restricted common stock of the Company at a variable conversion price calculated at 50% of the market price defined as the average of the five closing trading prices during the previous five trading days and change the maturity date to September 30, 2021. The Note was analyzed by the Company in accordance with ASC 470 Debt and it was determined that there was no gain or loss on extinguishment. This Note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. The Note is no longer convertible at a fixed price of $0.10 per share.

During the year ended March 31, 2021 and 2020, note principal of $2,000 and $255,000, respectively, was paid through the issuance of 50,000 shares and 2,432,493 shares of common stock, respectively. In addition, for year ended March 31, 2021 and 2020, the Company paid $32,000 and $210,000 in cash, respectively, to settle debt.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

7. NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY (CONTINUED)

On March 31, 2021 and 2020, the carrying value of the notes payable totaled $1,232,576 (net of unamortized debt discount of $0) and $934,248 (net of unamortized debt discount of $43,867), respectively.

Notes payable – related party – On March 31, 2021 and 2020, notes payable – related party of $141,169 and $138,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum. On June 26, 2020, the Company issued a note payable – related party for cash with $3,000 in principal that earns interest at 10% per annum and a term of six months.

Interest and amortization of debt discount was $366,927 and $370,150 for the years ended March 31, 2021 and 2020, respectively.

On March 31, 2021 and 2020, accrued interest of $214,744 and $113,603, respectively, is included in accounts payable and accrued liabilities.

On March 31, 2021, $1,277,775 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

8. PROMISSORY NOTES

On March 31, 2021 and 2020, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of March 31, 2021, the Company has not made the scheduled payments and is in default on this promissory note. The default rate on the notes is seven percent. On March 31, 2021 and 2020, accrued interest of $46,351 and $38,043, respectively, is included in accounts payable and accrued liabilities.

9. CONVERTIBLE PROMISSORY NOTES

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

March 31, 2021 and 2020

9. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

On May 9, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $83,000 less transaction costs of $3,000 bearing a 12% annual interest rate and maturing March 15, 2020 for $80,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $77,741 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From November 14, 2019 to December 9, 2019, the Company issued 1,343,493 shares of common stock of the Company with the fair value $151,531 to Power Up Lending Group Ltd. to fully settle the Note resulting in a loss on settlement of $16,177. Interest and amortization of debt discount was $133,096 for the year ended March 31, 2020.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

9. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

On July 29, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $85,000 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing June 15, 2020 for $82,500 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $105,696 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. From January 31, 2020 to March 6, 2020, the Company issued 2,455,159 shares of common stock of the Company with the fair value $208,240 to Power Up Lending Group Ltd. to fully settle the Note resulting in a loss on settlement of $69,625. Interest and amortization of debt discount was $138,615 for the year ended March 31, 2020.

On October 3, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $82,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing August 15, 2020 for $80,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $50,377 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2020, the Note is recorded at an accreted value of $112,736 less unamortized debt discount of $20,352. From April 13, 2020 to April 22, 2020, the Company issued 2,489,415 shares of common stock of the Company with the fair value $154,491 to the Holder to fully settle the Note resulting in a loss on settlement of $19,953. Interest and amortization of debt discount was $42,155 and $62,760 for the years ended March 31, 2021 and 2020, respectively.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

9. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On December 12, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $57,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing September 15, 2020 for $55,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $49,646 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2020, the Note is recorded at an accreted value of $70,450 less unamortized debt discount of $29,013. From June 17, 2020 to June 24, 2020, the Company issued 1,935,938 shares of common stock of the Company with the fair value $137,709 to the Holder to fully settle the Note resulting in a loss on settlement of $43,940. Interest and amortization of debt discount was $52,332 and $36,084 for the years ended March 31, 2021 and 2020, respectively.

On March 2, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing December 15, 2020 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $70,613 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2020, the Note is recorded at an accreted value of $53,617 less unamortized debt discount of $44,714. From September 8, 2020 to September 17, 2020, the Company issued 1,114,824 shares of common stock of the Company with the fair value $90,894 to the Holder to fully settle the Note resulting in a loss on settlement of $5,278. Interest and amortization of debt discount was $76,712 and $8,903 for the years ended March 31, 2021 and 2020, respectively.

On March 26, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing January 15, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $38,003 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2020, the Note is recorded at an accreted value of $40,495 less unamortized debt discount of $37,311. From October 2, 2020 to October 15, 2020, the Company issued 1,357,488 shares of common stock of the Company with the fair value $85,374 to the Holder to fully settle the Note resulting in a loss on settlement of $16,067 Interest and amortization of debt discount was $66,129 and $1,182 for the years ended March 31, 2021 and 2020, respectively.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

9. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On June 9, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing April 1, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $67,285, of which $50,000 was recorded as debt discount and the remainder of $17,285 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From December 15, 2020 to December 18, 2020, the Company issued 3,399,082 shares of common stock of the Company with the fair value $105,588 to the Holder to fully settle the Note resulting in a loss on settlement of $14,359. Interest and amortization of debt discount was $91,230 for the year ended March 31, 2021.

On July 17, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing May 17, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From January 22, 2021 to January 26, 2021, the Company issued 3,604,000 shares of common stock of the Company with the fair value $90,943 to Power Up Lending Group Ltd. to fully settle the Note resulting in a loss on settlement of $21,635. Interest and amortization of debt discount was $60,913 for the year ended March 31, 2021.

On September 17, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $47,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing September 17, 2021 for $45,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From March 23, 2021 to March 30, 2021, the Company issued 3,120,495 shares of common stock of the Company with the fair value $86,666 to Power Up Lending Group Ltd. to fully settle the Note resulting in a loss on settlement of $9,205. Interest and amortization of debt discount was $66,222 for the year ended March 31, 2021.

On October 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing October 15, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $11,818 (accreted value of $80,769 less debt discount of $68,951). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $85,205 less unamortized debt discount of $37,404. Interest and amortization of debt discount was $35,982 for the year ended March 31, 2021.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

9. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On December 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing December 15, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $6,797 (accreted value of $66,923 less debt discount of $60,126). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $69,255 less unamortized debt discount of $42,665. Interest and amortization of debt discount was $19,790 for the year ended March 31, 2021.

On January 20, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing January 20, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $0 (accreted value of $66,923 less debt discount of $66,923). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $68,463 less unamortized debt discount of $57,099. Interest and amortization of debt discount was $15,089 for the year ended March 31, 2021.

On March 1, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing March 1, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $1,453 (accreted value of $59,231 less debt discount of $57,778). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $59,815 less unamortized debt discount of $53,029. Interest and amortization of debt discount was $5,333 for the year ended March 31, 2021.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

9. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

JSJ Investments Inc.

On September 16, 2019, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $142,000 less debt discount of $17,000 bearing a 6% annual interest rate and maturing September 16, 2020 for $125,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $103,604 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. On March 31, 2020, the Note is recorded at an accreted value of $173,230 less unamortized debt discount of $38,689. Thereafter, the Company does not have the right of prepayment. From April 15, 2020 to April 29, 2020, the Company issued 5,595,893 shares of common stock of the Company with the fair value $305,082 to the Holder to fully settle the Note resulting in a loss on settlement of $78,158. Interest and amortization of debt discount was $92,381 and $113,145 for the years ended March 31, 2021 and 2020, respectively.

On June 9, 2020, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $130,000 less debt discount of $3,000 bearing a 6% annual interest rate and maturing June 9, 2021 for $127,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $139,417, of which $127,000 was recorded as debt discount and the remainder of $12,417 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From December 11, 2020 to December 21, 2020, the Company issued 3,764,947 shares of common stock of the Company with the fair value $116,076 to the Holder to partially settle the Note resulting in a loss on settlement of $23,769. From January 8, 2021 to January 20, 2021, the Company issued 5,636,923 shares of common stocks of the Company with the fair value $131,734 to JSJ Investments Inc. to fully settle the Note resulting in a loss on settlement of $16,664 Interest and amortization of debt discount was $207,378 for the year ended March 31, 2021.

Crown Bridge Partners, LLC

On November 21, 2019, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $27,500 less transaction costs of $3,250 bearing a 12% annual interest rate and maturing November 21, 2020 for $24,250 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $18,608 which was recorded as a debt discount. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. On March 31, 2020, the Note is recorded at an accreted value of $32,786 less unamortized debt discount of $10,784. Thereafter, the Company does not have the right of prepayment. From June 2, 2020 to August 19, 2020, the Company issued 2,310,089 shares of common stock of the Company with the fair value $171,028 to the Holder to fully settle the Note resulting in a loss on settlement of $132,785. Interest and amortization of debt discount was $29,332 and $16,359 for the years ended March 31, 2021 and 2020, respectively.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

9. CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On August 11, 2020, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $55,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing August 10, 2021 for $50,000 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113 which was recorded as a debt discount. At inception, the carrying value of the Note was $0 (accreted value of $91,667 less debt discount of $91,667). The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113, of which $50,000 was recorded as debt discount and the remainder of $41,113 was recorded expensed and included in gain (loss) on derivative liability. On March 31, 2021, the Note is recorded at an accreted value of $98,659 less unamortized debt discount of $33,240. Interest and amortization of debt discount was $65,417 for the year ended March 31, 2021.

Auctus Fund, LLC

On December 19, 2019, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC, (“Holder”) relating to the issuance and sale of a Convertible Promissory Note (the “Note”) with an original principal amount of $112,750 less an original issue discount of $10,000 and transaction costs of $2,750 bearing a 12% annual interest rate and maturing September 15, 2020 for $100,000 in cash. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature and warrant liability was $110,475 which was recorded as a debt discount. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price defined as the lowest trading price during the twenty-five trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue at 135% of the original principal amount plus interest and between 90 days and 180 days at 150% of the original principal amount plus interest. . On March 31, 2020, the Note is recorded at an accreted value of $145,712 less unamortized debt discount of $61,924. Thereafter, the Company does not have the right of prepayment. On June 15, 2020, the Company paid $178,855 in cash the Holder to fully settle the Note resulting in a gain on settlement of $59,359. Interest and amortization of debt discount was $154,426 and $83,789 for the years ended March 31, 2021 and 2020, respectively.

10. CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

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

The inputs into the Black-Scholes models are as follows:

	March 31, 2019	March 31, 2020	March 31, 2021
Closing share price	$0.2444	$0.0760	$0.0257
Conversion price	$0.2000	$0.0520- 0.0560	$0.0233 - 0.0234
Risk free rate	2.44% - 2.56%	0.11% - 0.15%	0.04%
Expected volatility	230%	201% - 256%	136% - 161%
Dividend yield	0%	0%	0%
Expected life (years)	0.42- 0.63	0.21 – 0.79	0.36 – 0.81

The fair value of the conversion option derivative liabilities is $138,539, $486,663 and $113,091 on March 31, 2021, 2020 and 2019, respectively. The initial fair value of the conversion option derivative liabilities for the years ended March 31, 2021 and 2020 was $441,021 and $648,150, respectively. The decrease in the fair value of the conversion option derivative liability for the years ended March 31, 2021 and 2020 of $789,145 and $274,578, respectively, is recorded as a gain in the consolidated statements of operations.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

11. WARRANT LIABILITY

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

The inputs into the Black-Scholes models are as follows:

	March 31, 2020	March 31, 2021
Closing share price	$0.076	$0.0257
Conversion price	$1.00 - 0.10	$1.00 - 0.10
Risk free rate	0.37%	0.35%
Expected volatility	181%	170 - 180%
Dividend yield	0%	0%
Expected life (years)	4.72	3.65 – 4.36

The fair value of the warrant liability is $12,669, $39,387 and $0 on March 31, 2021, 2020 and 2019, respectively. The initial fair value of the warrant liability for the years ended March 31, 2021 and 2020 was $0 and $35,090, respectively. The decrease (increase) in the fair value of the warrant liability of $26,718 and $(4,297) is recorded as a gain (loss) in the consolidated statements of operations for the years ended March 31, 2021 and 2020, respectively.

12. CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees. While the Company, as of March 31, 2021, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

13. STOCKHOLDERS’ EQUITY (DEFICIT)

On October 6, 2020, a Certificate of Amendment to our Articles of Incorporation was filed with the Secretary of State of Nevada to effect a one-for-twenty reverse stock split of our common stock became effective. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2021 and 2020:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding on March 31, 2021 and 2020.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding on March 31, 2021 and 2020.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock. Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 5,000,000,000 shares authorized: 177,714,055 and 79,699,130 shares issued and outstanding on March 31, 2021 and 2020, respectively. Holders of Common Stock have one vote per share of Common Stock held.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

13. STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock Issued

(i) Year Ended March 31, 2021

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

March 31, 2021 and 2020

13. STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

On January 14, 2021, the Company issued 4,051,666 shares of common stock to satisfy obligations under share subscription agreements of $57,645 for settlement of services and $25,000 for settlement of cash included in share subscriptions payable.

From January 22, 2021, to January 26, 2021, the Company issued 3,604,000 shares of common stock to satisfy obligations under share subscription agreements of $90,943 for settlement of convertible notes included in share subscriptions payable.

On February 2, 2021, the Company issued 1,400,000 shares of common stock to satisfy obligations under share subscription agreements of $8,400 for settlement of services and $15,000 for settlement of cash included in share subscriptions payable.

On February 15, 2021, the Company issued 4,000,000 shares of common stock to satisfy obligations under share subscription agreements of $110,000 for settlement of services included in share subscriptions payable.

On February 19, 2021, the Company issued 2,233,333 shares of common stock to satisfy obligations under share subscription agreements of $16,300 for settlement of services and $22,000 for settlement of cash included in share subscriptions payable.

On February 23, 2021, the Company issued 1,197,674 shares of common stock to satisfy obligations under share subscription agreements of $17,500 for settlement of cash included in share subscriptions payable.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

13. STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On March 1, 2021, the Company issued 7,000,000 shares of common stock to satisfy obligations under share subscription agreements of $129,000 for settlement of services and $21,000 for settlement of cash included in share subscriptions payable.

On March 8, 2021, the Company issued 500,000 shares of common stock to satisfy obligations under share subscription agreements of $10,000 for settlement of cash included in share subscriptions payable.

On March 22, 2021, the Company issued 1,750,000 shares of common stock to satisfy obligations under share subscription agreements of $52,500 for settlement of services included in share subscriptions payable.

From March 23, 2021 to March 30, 2021, the Company issued 3,120,495 shares of common stock to satisfy obligations under share subscription agreements of $86,666 for settlement of convertible notes included in share subscriptions payable.

(ii) Year Ended March 31, 2020

On April 17, 2019, the Company issued 2,689,964 shares of common stock to satisfy obligations under share subscription agreements of $47,600 for settlement of services, $4,392 for interest and $139,500 for cash receipts included in share subscriptions payable.

On April 30, 2019, the Company issued 772,222 shares of common stock to satisfy obligations under share subscription agreements of $7,000 for settlement of services and $15,500 for cash receipts included in share subscriptions payable.

On May 8, 2019, the Company issued 2,294,107 shares of common stock to satisfy obligations under share subscription agreements of $48,496 for settlement of services, $117,400 to settle accounts payable, $2,254 for interest and $32,100 for cash receipts included in share subscriptions payable.

On June 4, 2019, the Company issued 833,917 shares of common stock to satisfy obligations under share subscription agreements of $13,291 for settlement of services and $23,000 for cash receipts included in share subscriptions payable.

On June 18, 2019, the Company issued 1,172,250 shares of common stock to satisfy obligations under share subscription agreements of $101,078 for settlement of services, $18,050 for cash receipts, $6,500 to settle notes payable and $3,960 for interest included in share subscriptions payable.

On July 2, 2019, the Company issued 250,000 shares of common stock to satisfy obligations under share subscription agreements of $10,000 for cash receipts.

On July 9, 2019, the Company issued 865,700 shares of common stock to satisfy obligations under share subscription agreements of $57,200 for settlement of services and $20,785 for cash receipts included in share subscriptions payable.

On July 10, 2019, the Company issued 3,055,417 shares of common stock to satisfy obligations under share subscription agreements of $90,000 for settlement of services and $90,110 for cash receipts included in share subscriptions payable.

On July 22, 2019, the Company issued 1,104,167 shares of common stock to satisfy obligations under share subscription agreements for $25,500 for cash receipts included in share subscriptions payable.

On July 29, 2019, the Company cancelled 50,000 shares of common stock originally issued to satisfy obligations under share subscription agreements of $5,000 for cash receipts.

On August 9, 2019, the Company issued 1,646,667 shares of common stock to satisfy obligations under share subscription agreements of $63,300 for settlement of services, $29,900 for cash receipts and $38,500 for interest included in share subscriptions payable.

On August 13, 2019, the Company issued 500,000 shares of common stock to satisfy obligations under share subscription agreements of $103,000 for settlement of services included in share subscriptions payable.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

13. STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On August 20, 2019, the Company issued 1,979,167 shares of common stock to satisfy obligations under share subscription agreements of $56,700 for settlement of cash receipts included in share subscriptions payable.

On September 17, 2019, the Company issued 2,158,333 shares of common stock to satisfy obligations under share subscription agreements $62,400 for cash receipts and $10,000 for settlement of notes payable included in share subscriptions payable.

On October 1, 2019, the Company issued 995,625 shares of common stock to satisfy obligations under share subscription agreements of $37,200 for settlement of services, $25,200 for cash receipts, $3,384 for interest and $112,788 for the settlement of notes payable included in share subscriptions payable.

On October 29, 2019, the Company issued 1,499,993 shares of common stock to satisfy obligations under share subscription agreements of $200,000 for settlement of notes payable included in share subscriptions payable.

On November 1, 2019, the Company issued 190,217 shares of common stock to satisfy obligations under share subscription agreements of $53,350 for settlement of services included in share subscriptions payable.

On November 20, 2019, the Company issued 113,636 shares of common stock to satisfy obligations under share subscription agreements of $22,500 for settlement of convertible notes included in share subscriptions payable.

On November 21, 2019, the Company issued 174,419 shares of common stock to satisfy obligations under share subscription agreements of $20,930 for settlement of convertible notes included in share subscriptions payable.

On November 25, 2019, the Company issued 208,333 shares of common stock to satisfy obligations under share subscription agreements of $22,917 for settlement of convertible notes included in share subscriptions payable.

On December 2, 2019, the Company issued 281,250 shares of common stock to satisfy obligations under share subscription agreements of $28,125 for settlement of convertible notes included in share subscriptions payable.

On December 4, 2019, the Company issued 277,778 shares of common stock to satisfy obligations under share subscription agreements of $30,556 for settlement of convertible notes included in share subscriptions payable.

On December 9, 2019, the Company issued 288,077 shares of common stock to satisfy obligations under share subscription agreements of $26,503 for settlement of convertible notes included in share subscriptions payable.

On January 8, 2020, the Company issued 741,250 shares of common stock to satisfy obligations under share subscription agreements of $28,500 for cash receipts, $62,000 for interest and $24,510 for the settlement of notes payable included in share subscriptions payable.

On January 31, 2020, the Company issued 165,000 shares of common stock to satisfy obligations under share subscription agreements of $9,250 for cash receipts and $7,700 for equipment included in share subscriptions payable.

On January 31, 2020, the Company issued 285,714 shares of common stock to satisfy obligations under share subscription agreements of $18,286 for settlement of convertible notes included in share subscriptions payable.

On February 7, 2020, the Company issued 416,667 shares of common stock to satisfy obligations under share subscription agreements of $28,333 for settlement of convertible notes included in share subscriptions payable.

On February 14, 2019, the Company issued 500,000 shares of common stock to satisfy obligations under share subscription agreements of $40,000 for settlement of convertible notes included in share subscriptions payable.

On February 19, 2020, the Company issued 734,868 shares of common stock to satisfy obligations under share subscription agreements of $16,500 for cash receipts and $21,250 for services included in share subscriptions payable.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

13. STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On February 20, 2020, the Company issued 916,667 shares of common stock to satisfy obligations under share subscription agreements of $21,000 for cash included in share subscriptions payable.

On February 21, 2020, the Company issued 210,000 shares of common stock to satisfy obligations under share subscription agreements of $4,000 for cash receipts and $35,100 for services included in share subscriptions payable.

On February 25, 2020, the Company issued 582,500 shares of common stock to satisfy obligations under share subscription agreements of $11,500 for cash receipts and $17,425 for services included in share subscriptions payable.

On March 3, 2020, the Company issued 555,556 shares of common stock to satisfy obligations under share subscription agreements of $63,333 for settlement of convertible notes included in share subscriptions payable.

On March 9, 2020, the Company issued 697,222 shares of common stock to satisfy obligations under share subscription agreements of $58,288 for settlement of convertible notes included in share subscriptions payable.

Common Stock Payable

(iii) Year Ended March 31, 2021

On March 31, 2021, the Company had total subscriptions payable for 6,645,315 shares of common stock for $54,366 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $119,769 and shares of common stock for notes payable of $20,673.

(iv) Year Ended March 31, 2020

On March 31, 2020, the Company had total subscriptions payable for 3,437,035 shares of common stock for $71,882 in cash, shares of common stock for interest valued at $5,111, shares of common stock for equipment of $47,278, shares of common stock for services valued at $182,863 and shares of common stock for notes payable of $20,673.

14. RELATED PARTY TRANSACTIONS

During the years ended March 31, 2021 and 2020, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 6

Notes payable and notes payable – related parties – Note 7

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

15. INCOME TAXES

The Company had no income tax expense due to operating loss incurred for the years ended March 31, 2021 and 2020.

United States

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

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities on March 31, 2021 and 2020 are comprised of the following:

	Year Ended	Year Ended
	March 31, 2021	March 31, 2020
Deferred tax assets:
Net-operating loss carryforward	$5,023,177	$4,615,689
Total deferred tax assets	5,023,177	4,615,689
Valuation allowance	(5,023,177)	(4,615,689)
Deferred tax assets, net of allowance	$-	$-

	Year Ended	Year Ended
	March 31, 2021	March 31, 2020
Federal
Current	$-	$-
Deferred	5,023,177	4,615,689
State	-	-
Current	-	-
Deferred	-	-
Change in valuation allowance	(5,023,177)	(4,615,689)
Income tax provision	-	-

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

15. INCOME TAXES (CONTINUED)

We have a net operating loss ("NOL") carry forward for U.S. income tax purposes aggregating approximately $22.5M as of March 31, 2021 expiring through the tax year 2038, subject to the Internal Revenue Code Section 382/383, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL's, we have a Mexico NOL for our Mexico operations as of March 31, 2021 of approximately $3.3M that expires through 2031.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets on March 31, 2021. The valuation allowance increased by approximately $0.4 million as of March 31, 2021.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	Year Ended	Year Ended
	March 31, 2021	March 31, 2020
Statutory Federal Income Tax Rate	21%	21%
Non-deductible expenses	(9%)	(9%)
Change in valuation allowance	(12%)	(12%)
Income tax provision	$-	$-

The Company has not identified any uncertain tax positions requiring a reserve as of March 31, 2021.

The Company has not filed its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, Information Return of U.S. Persons With Respect to Certain Foreign Corporations for the years ended March 31, 2010 through 2021. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.

16. SUBSEQUENT EVENTS

Common Stock Issued

On April 7, 2021, the Company issued 1,675,000 shares of common stock to satisfy obligations under share subscription agreements of $43,048 for settlement of services included in share subscriptions payable.

On April 20, 2021, the Company issued 3,735,000 shares of common stock to satisfy obligations under share subscription agreements of $20,000 for cash and $54,870 for settlement of services for the settlement of interest included in share subscriptions payable.

On April 23, 2021, the Company issued 2,307,692 shares of common stock to satisfy obligations under share subscription agreements of $60,692 for settlement of convertible notes included in share subscriptions payable.

On April 28, 2021, the Company issued 10,000,000 shares of common stock to satisfy obligations under share subscription agreements of $212,000 for settlement of services included in share subscriptions payable.

On April 29, 2021, the Company issued 1,153,846 shares of common stock to satisfy obligations under share subscription agreements of $24,519 for settlement of convertible notes included in share subscriptions payable.

On May 3, 2021, the Company issued 812,977 shares of common stock to satisfy obligations under share subscription agreements of $17,398 for settlement of convertible notes included in share subscriptions payable.

On May 20, 2021, the Company issued 4,461,163 shares of common stock to satisfy obligations under share subscription agreements of $89,223 for settlement of notes payable included in share subscriptions payable.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

16. SUBSEQUENT EVENTS (CONTINUED)

On May 28, 2021, the Company issued 400,000 shares of common stock to satisfy obligations under share subscription agreements of $6,000 for cash included in share subscriptions payable.

On June 16, 2021, the Company issued 1,419,753 shares of common stock to satisfy obligations under share subscription agreements of $42,593 for settlement of convertible notes included in share subscriptions payable.

On June 18, 2021, the Company issued 1,471,975 shares of common stock to satisfy obligations under share subscription agreements of $39,891 for settlement of convertible notes included in share subscriptions payable.

Common Stock Payable

As at June 21, 2021, the Company had total subscriptions payable for 2,025,315 shares of common stock for $38,366 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $26,010 and shares of common stock for notes payable of $24,473.

Power Up Lending Group Ltd.

On April 5, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $40,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 5, 2022 for $36,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On April 29, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 29, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On May 20, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing May 20, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

MEXUS GOLD US AND SUBSIDIARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2021 and 2020

16. SUBSEQUENT EVENTS (CONTINUED)

On June 14, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing June 14, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.