Form 10-Q
period 2021-06-30
Mexus Gold US
filed 2021-08-16
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

MEXUS GOLD US

Nevada	000-52413	20-4092640
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
1805 N. Carson Street, #150
Carson City, NV 89701
(Address of principal executive offices)

(916) 776 2166
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X  No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐
No	[X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes	[ ]
No	[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 3, 2021, there were 227,864,094 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 33,683	$ 8,081
TOTAL CURRENT ASSETS	33,683	8,081

FIXED ASSETS
Property and equipment, net of accumulated depreciation	275,529	293,392
TOTAL FIXED ASSETS	275,529	293,392

OTHER ASSETS
Property costs	829,947	829,947
TOTAL OTHER ASSETS	829,947	829,947

TOTAL ASSETS	$ 1,139,159	$ 1,131,420

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 548,514	$ 456,707
Accounts payable - related party	447,644	428,102
Notes payable (net of unamortized debt discount of $0 and $0, respectively)	1,183,336	1,232,576
Notes payable - related party	141,169	141,169
Promissory notes	65,000	65,000
Convertible promissory note (net of unamortized debt discount of $267,022 and $223,437, respectively)	225,250	157,960
Convertible promissory note derivative liabilities	146,243	138,539
Warrant derivative liabilities	13,935	12,669
TOTAL CURRENT LIABILITIES	2,771,091	2,632,722

TOTAL LIABILITIES	2,771,091	2,632,722

CONTINGENT LIABILITIES (Note 12)

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
5,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2020)	1,000	1,000
205,951,461 shares of Common Stock (177,714,055 - March 31, 2021)	205,951	177,714
Additional paid-in capital	34,367,059	33,775,064
Share subscription payable	301,362	222,718
Accumulated deficit	(36,507,304)	(35,677,798)
TOTAL STOCKHOLDERS' DEFICIT	(1,631,932)	(1,501,302)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,139,159	$ 1,131,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2021	2020
EXPENSES
Exploration (net of sale of gold of $19,949 and $117,389 for the three months ended June 30, 2021 and 2020, respectively)	72,073	8,128
General and administrative	193,430	171,720
Stock-based expense - consulting services	375,760	86,211
Total operating expenses	641,263	266,059

OTHER INCOME (EXPENSE)
Foreign exchange	(1,467)	(1,870)
Interest	(259,648)	(503,595)
Loss on settlement of debt	(21,561)	(162,367)
Gain on change in fair value and settlement of convertible promissory notes and derivative liabilities	94,433	453,696
Total other expense	(188,243)	(214,136)

NET LOSS BEFORE PROVISION FOR TAX	(829,506)	(480,195)

Income tax	-	-

NET LOSS	$ (829,506)	$ (480,195)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	194,746,443	88,835,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

Three Months Ended June 30, 2021

	Preferred Stock		Series A Preferred Stock		Common Stock			Share		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Payable	Accumulated Deficit	Stockholders' Deficit

Balance, March 31, 2021	-	$ -	1,000,000	$ 1,000	177,714,055	$ 177,714	$ 33,775,064	$ 222,718	$ (35,677,798)	$ (1,501,302)

Shares issued for services	-	-	-	-	13,810,000	13,810	296,107	65,844	-	375,761
Shares issued for cash	-	-	-	-	2,800,000	2,800	33,200	9,000	-	45,000
Shares issued for note principal and interest	-	-	-	-	4,461,163	4,461	84,762	3,800	-	93,023
Shares issued for convertible notes principal and interest	-	-	-	-	7,166,243	7,166	177,926	-	-	185,092
Net loss	-	-	-	-	-	-	-	-	(829,506)	(829,506)
Balance, June 30, 2021	-	$ -	1,000,000	$ 1,000	205,951,461	$ 205,951	$ 34,367,059	$ 301,362	$ (36,507,304)	$ (1,631,932)

Three Months Ended June 30, 2020

Balance, March 31, 2020	-	$ -	1,000,000	$ 1,000	79,699,130	$ 79,699	$ 30,382,200	$ 327,807	$ (32,345,668)	$ (1,554,962)

Shares issued for services and supplies	-	-	-	-	1,155,263	1,155	100,460	(15,404)	-	86,211
Shares issued for cash	-	-	-	-	1,324,167	1,324	32,176	(23,500)	-	10,000
Shares issued for accounts payable - related party	-	-	-	-	1,186,364	1,187	48,813	-	-	50,000
Shares issued for note principal and interest	-	-	-	-	50,000	50	7,750	(4,000)	-	3,800
Shares issued for convertible notes principal and interest	-	-	-	-	11,546,246	11,546	692,386	-	-	703,932
Net loss	-	-	-	-					(480,195)	(480,195)
Balance, June 30, 2020	-	$ -	1,000,000	$ 1,000	94,961,170	$ 94,961	$ 31,263,785	$ 284,903	$ (32,825,863)	$ (1,181,214)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (829,506)	$ (480,195)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	17,863	25,169
Loss on settlement of debt and accounts payable	21,561	162,367
Stock-based compensation - consulting services	375,761	86,211
Non cash Interest expense	259,648	472,269
Gain on change in fair value of derivative instruments	(94,433)	(453,696)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities, including related parties	78,208	102,828
NET CASH USED IN OPERTATING ACTIVITIES	(170,898)	(85,047)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	20,000
Proceeds from issuance of notes payable - related party	-	3,000
Payment of notes payable	-	(7,000)
Proceeds from the issuance of convertible promissory notes	151,500	177,000
Repayment of convertible promissory note	-	(178,855)
Proceeds from issuance of common stock, net	45,000	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	196,500	24,145

INCREASE (DECREASE) IN CASH	25,602	(60,902)

CASH, BEGINNING OF PERIOD	8,081	64,173

CASH, END OF PERIOD	$ 33,683	$ 3,271

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable and interest	$ 93,023	$ 3,800
Shares issued for settlement of convertible notes	$ 185,092	$ 703,932
Shares issued to settle accounts payable - related party	$ -	$ 50,000
Initial value of embedded derivative liability	$ 103,403	$ 177,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2021

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

2.BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the unaudited condensed consolidated financial statements, footnote disclosures and other information normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet on March 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. For the three months ended June 30, 2021 and 2020, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of June 30, 2021 and 2020, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

On June 30, 2021 and March 31, 2021, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	June 30, 2021	March 31, 2021
Common stock issuable upon conversion of notes payable and convertible notes payable	12,661,245	16,317,058
Common stock issuable upon conversion of warrants	610,000	610,000
Common stock issuable to satisfy stock payable obligations	8,875,315	4,970,315
Common stock issuable upon conversion of Series A Preferred Stock	1,000,000	1,000,000
Total	23,146,560	22,897,373

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

3.GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the three months ended June 30, 2021, the Company incurred a net loss of $829,506 and used cash in operating activities of $170,898, and on June 30, 2021, had an accumulated deficit of $36,507,304. On June 30, 2021, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

4.PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	June 30, 2021 Net Book Value	March 31, 2021 Net Book Value
Mining tools and equipment	$ 1,867,746	$ 1,597,105	$ 270,641	$ 286,860
Vehicles	178,810	173,922	4,888	6,532
	$ 2,046,556	$ 1,771,027	$ 275,529	$ 293,392

Depreciation expense for three months ended June 30, 2021 and 2020 was $17,863 and $25,169, respectively.

5.ACCOUNTS PAYABLE – RELATED PARTIES

During the three months ended June 30, 2021 and 2020, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $11,400, respectively.  On June 30, 2021 and March 31, 2021, $146,006 and $147,153 for this obligation is outstanding, respectively.

Compensation

On June 30, 2021, the Company entered into a compensation agreement with Paul D. Thompson Sr., the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock, cash payment or deferred payment in stock or cash. In addition. Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. On June 30, 2021 and March 31, 2021, $301,638 and $280,949 of compensation due is included in accounts payable – related party, respectively and $57,000 for 2,000,000 shares and $51,400 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

6.NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

During the three months ended June 30, 2021 and 2020, note principal and interest of $100,000 and $2,000, respectively, was paid through the issuance of 4,651,163 shares and 50,000 shares of common stock, respectively. In addition, for three months ended June 30, 2021 and 2020, the Company paid $0 and $7,000 in cash, respectively, to settle debt.

On June 30, 2021 and March 31, 2021, the carrying value of the notes payable totaled $1,183,336 (net of unamortized debt discount of $0) and $1,232,576 (net of unamortized debt discount of $0), respectively.

Notes payable – related party – On June 30, 2021 and 2020, notes payable – related party of $141,169 and $141,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum.

Interest and amortization of debt discount was $50,760 and $46,842 for the three months ended June 30, 2021 and 2020, respectively.

On June 30, 2021 and March 31, 2021, accrued interest of $245,989 and $214,744, respectively, is included in accounts payable and accrued liabilities.

On June 30, 2021, $1,228,535 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

7.PROMISSORY NOTE

On June 30, 2021 and March 31, 2021, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of June 30, 2021, the Company has not made the scheduled payments and is in default on this promissory note.  The default rate on the notes is seven percent.  On June 30, 2021 and March 31, 2021, accrued interest of $48,245 and $46,351, respectively, is included in accounts payable and accrued liabilities.

8.CONVERTIBLE PROMISSORY NOTES

Power Up Lending Group Ltd.

On October 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing October 15, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $11,818 (accreted value of $80,769 less debt discount of $68,951). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.  On March 31, 2021, the Note is recorded at an accreted value of $47,801 ($85,205 less unamortized debt discount of $37,404). From April 22, 2021 to April 30, 2021, the Company issued 4,274,515 shares of common stock of the Company with the fair value $102,609 to the Holder to fully settle the Note resulting in a loss on settlement of $16,993. Interest and amortization of debt discount was $37,815 for the three months ended June 30, 2021.

On December 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing December 15, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $6,797 (accreted value of $66,923 less debt discount of $60,126). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $26,590 ($69,255 less unamortized debt discount of $42,665). From June 16, 2021 to June 18, 2021, the Company issued 2,891,728 shares of common stock of the Company with the fair value $82,483 to the Holder to fully settle the Note resulting in a loss on settlement of $11,544. Interest and amortization of debt discount was $44,348 for the three months ended June 30, 2021.

On January 20, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing January 20, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $0 (accreted value of $66,923 less debt discount of $66,923). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 30, 2021 and March 31, 2021, the Note is recorded at an accreted value of $30,980 ($70,465 less unamortized debt discount of $39,485) and $11,364 ($68,463 less unamortized debt discount of $57,099), respectively. Interest and amortization of debt discount was $19,616 for the three months ended June 30, 2021.

On March 1, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing March 1, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $1,453 (accreted value of $59,231 less debt discount of $57,778). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between

91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 30, 2021 and March 31, 2021, the Note is recorded at an accreted value of $22,963 ($61,587 less unamortized debt discount of $38,624) and $6,786 ($59,815 less unamortized debt discount of $53,029), respectively. Interest and amortization of debt discount was $16,177 for the three months ended June 30, 2021.

On April 5, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $40,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 5, 2022 for $36,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $13,462 (accreted value of $61,538 less debt discount of $48,076).The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 30, 2021, the Note is recorded at an accreted value of $26,529 ($63,278 less unamortized debt discount of $36,749). Interest and amortization of debt discount was $13,067 for the three months ended June 30, 2021.

On April 29, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 29, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $12,600 (accreted value of $59,231 less debt discount of $46,631). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 30, 2021, the Note is recorded at an accreted value of $21,729 ($60,438 less unamortized debt discount of $38,709). Interest and amortization of debt discount was $9,128 for the three months ended June 30, 2021.

On May 20, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing May 20, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $11,694 (accreted value of $66,923 less debt discount of $55,229). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 30, 2021, the Note is recorded at an accreted value of $18,799 ($67,825 less unamortized debt discount of $49,026). Interest and amortization of debt discount was $7,106 for the three months ended June 30, 2021.

On June 14, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing June 14, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $10,341 (accreted value of $66,923 less debt discount of $56,582). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 30, 2021, the Note is recorded at an accreted value of $13,173 ($67,275 less unamortized debt discount of $54,102). Interest and amortization of debt discount was $2,832 for the three months ended June 30, 2021.

Crown Bridge Partners, LLC

On August 11, 2020, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $55,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing August 10, 2021 for $50,000 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113 which was recorded as a debt discount. At inception, the carrying value of the Note was $0 (accreted value of $91,667 less debt discount of $91,667). The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113, of which $50,000 was recorded as debt discount and the remainder of $41,113 was recorded expensed and included in gain (loss) on derivative liability. On June 30, 2021 and March 31, 2021, the Note is recorded at an accreted value of $91,078 ($101,401 less unamortized debt discount of $10,323) and $65,419 (98,659 less unamortized debt discount of $33,240), respectively). Interest and amortization of debt discount was $25,659 for the three months ended June 30, 2021.

9.CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Convertible Promissory Notes (“Notes”) with Power Up Lending Group Ltd. and Crown Bridge Partners, LLC was accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory notes derivative liabilities has been measured at fair value using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

	June 30, 2021	March 31, 2021
Closing share price	$0.0285	$0.0257
Conversion price	$0.0256	$0.0233 - $0.0234
Risk free rate	0.05%	0.04%
Expected volatility	94% - 153%	136% - 161%
Dividend yield	0%	0%
Expected life (years)	0.11- 0.96	0.36 – 0.81

Continuity of the Fair value of the Conversion Option Derivative Liabilities	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Opening, March 31	$138,539	$486,663
Initial value	103,403	177,000
Decrease in fair value	(95,699)	(448,577)
Closing, June 30	$146,243	$215,086

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

The inputs into the Black-Scholes models are as follows:

	June 30, 2021	March 31, 2021
Closing share price	$0.0285	$0.0257
Conversion price	$1.00 - $0.10	$1.00 - $0.10
Risk free rate	0.50 - 0.70%	0.35%
Expected volatility	172 - 182%	170 - 180%
Dividend yield	0%	0%
Expected life (years)	3.40 - 4.12	3.65 – 4.36

Continuity of the Fair value of the Warrant Liabilities	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Opening, March 31	$12,669	$39,387
Increase (decrease) in fair value	1,266	(5,119)
Closing, June 30	$13,935	$34,268

11.CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of June 30, 2021, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

12.STOCKHOLDERS’ DEFICIT

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2021 and March 31, 2021:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding on June 30, 2021 and March 31, 2021.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding on June 30, 2021 and March 31, 2021.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 5,000,000,000 shares authorized: 205,951,461 and 177,714,055 shares issued and outstanding on June 30, 2021 and March 31, 2021, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On June 24, 2021, the Company issued 800,000 shares of common stock to satisfy obligations under share subscription agreements of $10,000 for cash included in share subscriptions payable.

Common Stock Payable

As at June 30, 2021, the Company had total subscriptions payable for 8,875,315 shares of common stock for $63,366 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $185,612 and shares of common stock for notes payable of $24,473.

13.RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2021 and March 31, 2021, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 5

Notes payable and notes payable – relate party – Note 6

14.SUBSEQUENT EVENTS

Common Stock Issued

On July 2, 2021, the Company issued 5,600,000 shares of common stock to satisfy obligations under share subscription agreements of $159,600 for settlement of services included in share subscriptions payable.

On July 12, 2021, the Company issued 1,640,000 shares of common stock to satisfy obligations under share subscription agreements of $25,000 for cash, $3,800 for settlement of notes payable and $4,160 for settlement of services included in share subscriptions payable.

On July 14, 2021, the Company issued 4,900,000 shares of common stock to satisfy obligations under share subscription agreements of $138,670 for settlement of services included in share subscriptions payable.

On July 26, 2021, the Company issued 4,000,000 shares of common stock to satisfy obligations under share subscription agreements of $110,000 for settlement of services included in share subscriptions payable.

On July 27, 2021, the Company issued 1,634,616 shares of common stock to satisfy obligations under share subscription agreements of $10,000 for cash and $24,500 for settlement of services included in share subscriptions payable.

On July 27, 2021, the Company issued 1,324,503 shares of common stock to satisfy obligations under share subscription agreements of $31,258 for settlement of convertible notes included in share subscriptions payable.

On July 30, 2021, the Company issued 1,013,514 shares of common stock to satisfy obligations under share subscription agreements of $24,932 for settlement of convertible notes included in share subscriptions payable.

On July 30, 2021, the Company issued 1,800,000 shares of common stock to satisfy obligations under share subscription agreements of $10,000 for cash and $26,800 for settlement of services included in share subscriptions payable.

Common Stock Payable

As at August 3, 2021, the Company had total subscriptions payable for 1,835,315 shares of common stock for $40,866 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $21,850 and shares of common stock for notes payable of $20,673.

Power Up Lending Group Ltd.

On July 28, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing July 28, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

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

Exploration at the Santa Elena project area has been systematically directed as initial surface geologic mapping and sampling with some ground geophysical surveys as electro magnetics and radiometric. Evaluation of results has led to continued production sampling with percussion drilling and diamond core drilling of portions of areas of interest. This resulted in 3 major geologic structures which are open pit mined and are the main source of production. The producing structures are all associated with mixed hydrothermal quartz vein fissure filling and orogenic thrust fault conduits and are in the order of 0.5 to 9 g/t gold. Additional structures are in the area and will be soon be evaluated and brought to production. The exploration resulted in the discovery of three major targets on Mexus’ three of nine concessions located on the Santa Elena gold project. This resulted in the company opening 3 pits: Julio 1, Julio 2 and Mexus 3. Mineralized material was crushed to 1/2inch minus and transferred to the existing heap leach pad via a conveyor system. All three pits show mineable grade gold up to 1 oz. per ton. All 3 pits show a  viable chemistry after running four months and testing an estimated 25,000 tons. As of June 30, 2021, the Company is producing ore from the Julio 1 pit which is the most cost effective to mine and has proven to be very productive leaching material.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three months ended June 30, 2021 and 2020. All amounts herein are in U.S. dollars.

Three months ended June 30, 2021 Compared with the Three months ended June 30, 2021

We had a net loss during the three months ended June 30, 2021 of $829,506 compared to a net loss of $480,195 during the same period in 2020. The increase in net loss is primarily attributable (i) a decrease in the sale of gold of $97,440 (ii) an increase in stock-based compensation – consulting services of $289,550 (iii) an increase in general and administration expense of $21,710 and (iv) a decrease in gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities of $359,263. The increase in the net loss is partially offset by (i) a decrease in exploration costs of $33,495 (ii) a decrease in interest expense of $243,947 and (iii) a decrease in loss on settlement of debt of $140,806.

Operating Expenses

Total operating expenses increased to $641,263 for three months ended June 30, 2021, compared to $266,059. for the three months ended June 30, 2021.  The increase in operating expenses was primarily due an increase in stock-based expense – consulting services,

For the three months ended June 30, 2021, the Company had recoveries from the sale of gold of $19,949 compared to $117,389 for the three months ended June 30, 2021. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $188,243 of other expense during the three months ended June 30, 2021 compared to $214,136 of other income during the same period in 2020.

The change in other income (expense) is mainly attributable to decrease in the gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities, an decrease in interest expense and loss on settlement of debt.

Liquidity and Capital Resources

On June 30, 2021, we had cash of $33,683 compared to cash of $8,081 on March 31, 2021.

Our property and equipment decreased to $275,529 at June 30, 2021, compared to $293,392 at March 31, 2021. The decrease in equipment is due to depreciation expense of $17,863 during the three months ended June 30, 2021.

Our mineral properties remained unchanged at $829,947 on June 30, 2021 and March 31, 2021

Total assets increased to $1,139,159 on June 30, 2021, compared to $1,131,420 on March 31, 2021.  The majority of the increase in assets relates to an increase in cash of $25,602 which was partially offset by $17,863 of depreciation expense.

Our total liabilities increased to $2,771,091 as of June 30, 2021, compared to $2,632,722 as of March 31, 2021.  The increase in our total liabilities can be primarily attributed to an increase in accounts payable and convertible promissory notes payable.

Our working capital deficit on June 30, 2021 and March 31, 2021 is $2,737,408 and $2,624,641, respectively.

Our net cash used in operating activities for the three months ended June 30, 2021 and 2020 is $170,898 and $85,047, respectively. Our net loss for the three months ended June 30, 2021 of $829,506 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $17,863, loss on settlement of debt and accounts payable of $21,561, stock-based compensation – consulting services of $375,760 and non-cash interest expense of $259,648.

Our net cash (used in) provided by investing activities for the three months ended June 30, 2021 and 2020 is $0.

Our net cash provided by financing activities for the three months ended June 30, 2021 and 2020 is $196,500 and $24,145, respectively, mainly due to issuance of convertible promissory notes and common stock.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2021 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2021: (i) appoint a financial expert and independent Directors to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 24, 2021, the Company issued 800,000 shares of common stock to satisfy obligations under share subscription agreements of $10,000 for cash included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On June 30, 2021 and March 31, 2021, the carrying value of the notes payable totaled $1,183,336 (net of unamortized debt discount of $0) and $1,232,576 (net of unamortized debt discount of $0), respectively. On June 30, 2021 and March 31, 2021, notes payable – related party of $141,169 and $141,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. On June 30, 2021, $1,228,535 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

On June 30, 2021 and March 31, 2021, accrued interest of $294,234 and $214,744, respectively, is included in accounts payable and accrued liabilities.

On June 30, 2021 and March 31, 2021, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of June 30, 2021, the Company has not made the scheduled payments and is in default on this promissory note.  The default rate on the notes is seven percent.  At June 30, 2021 and March 31, 2021, accrued interest of $48,245 and $46,351, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at June 30, 2021 (unaudited) and March 31, 2021

Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 (unaudited)

Condensed Consolidated Statements of Stockholders’ Equity for the three ended June 30, 2021 and 2020 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and 2020 (unaudited)

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

August 16, 2021

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director