Form 10-Q
period 2021-09-30
Mexus Gold US
filed 2021-11-15
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 8, 2021, there were 265,272,159 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$34,746	$8,081
TOTAL CURRENT ASSETS	34,746	8,081

FIXED ASSETS
Property and equipment, net of accumulated depreciation	257,667	293,392
TOTAL FIXED ASSETS	257,667	293,392

OTHER ASSETS
Property costs	829,947	829,947
TOTAL OTHER ASSETS	829,947	829,947

TOTAL ASSETS	$1,122,360	$1,131,420

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$572,415	$456,707
Accounts payable - related party	460,410	428,102
Notes payable (net of unamortized debt discount of $0 and $0, respectively)	1,153,147	1,232,576
Notes payable - related party	141,169	141,169
Promissory notes	65,000	65,000
Convertible promissory note (net of unamortized debt discount of $203,771 and $223,437, respectively)	297,632	157,960
Convertible promissory note derivative liabilities	163,070	138,539
Warrant derivative liabilities	7,495	12,669
TOTAL CURRENT LIABILITIES	2,860,338	2,632,722

TOTAL LIABILITIES	2,860,338	2,632,722

CONTINGENT LIABILITIES (Note 12)

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
5,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2020)	1,000	1,000
244,305,989 shares of Common Stock (177,714,055 - March 31, 2021)	244,306	177,714
Additional paid-in capital	35,091,307	33,775,064
Share subscription payable	296,772	222,718
Accumulated deficit	(37,371,363)	(35,677,798)
TOTAL STOCKHOLDERS' DEFICIT	(1,737,978)	(1,501,302)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,122,360	$1,131,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
EXPENSES
Exploration (net of sale of gold of $65,788 and $14,522 and $85,737 and $131,911 for the three and six months ended September 30, 2021 and 2020, respectively)	50,399	161,252	122,472	169,380
General and administrative	162,785	188,853	356,215	360,573
Stock-based expense - consulting services	435,775	148,630	811,535	234,840
Total operating expenses	648,959	498,735	1,290,222	764,793

OTHER INCOME (EXPENSE)
Foreign exchange	(2,895)	(6,245)	(4,362)	(8,115)
Interest	(221,251)	(316,162)	(480,899)	(819,757)
Loss on settlement of debt	(19,143)	-	(40,704)	-
Gain on change in fair value and settlement of convertible promissory notes and derivative liabilities	28,189	61,761	122,622	353,089
Total other expense	(215,100)	(260,646)	(403,343)	(474,783)

NET LOSS BEFORE PROVISION FOR TAX	(864,059)	(759,381)	(1,693,565)	(1,239,576)

Income tax	-	-	-	-

NET LOSS	$(864,059)	$(759,381)	$(1,693,565)	$(1,239,576)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	228,035,418	100,993,949	211,481,883	91,868,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

Three Months Ended September 30, 2021

	Preferred Stock		Series A Preferred Stock		Common Stock			Share		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Payable	Accumulated Deficit	Stockholders' Deficit

Balance, June 30, 2021	-	$-	1,000,000	$1,000	205,951,461	$205,951	$34,367,059	$301,362	$(36,507,304)	$(1,631,932)

Shares issued for services	-	-	-	-	16,950,000	16,950	450,105	(31,280)	-	435,775
Shares issued for cash	-	-	-	-	11,919,435	11,919	106,581	(29,000)	-	89,500
Shares issued for note principal and interest	-	-	-	-	1,470,563	1,471	18,977	55,690	-	76,138
Shares issued for convertible notes principal and interest	-	-	-	-	8,014,530	8,015	148,585	-	-	156,600
Net loss	-	-	-	-	-	-	-	-	(864,059)	(864,059)
Balance, September 30, 2021	-	$-	1,000,000	$1,000	244,305,989	$244,306	$35,091,307	$296,772	$(37,371,363)	$(1,737,978)

Six Months Ended September 30, 2021
Balance, March 31, 2021	-	$-	1,000,000	$1,000	177,714,055	$177,714	$33,775,064	$222,718	$(35,677,798)	$(1,501,302)

Shares issued for services	-	-	-	-	30,760,000	30,760	746,212	34,563	-	811,535
Shares issued for cash	-	-	-	-	14,719,435	14,719	139,781	(20,000)	-	134,500
Shares issued for note principal and interest	-	-	-	-	5,931,726	5,932	103,739	59,491	-	169,162
Shares issued for convertible notes principal and interest	-	-	-	-	15,180,773	15,181	326,511	-	-	341,692
Net loss	-	-	-	-	-	-	-	-	(1,693,565)	(1,693,565)
Balance, September 30, 2021	-	$-	1,000,000	$1,000	244,305,989	$244,306	$35,091,307	$296,772	$(37,371,363)	$(1,737,978)

Three Months Ended September 30, 2020

Balance, June 30, 2020	-	$-	1,000,000	$1,000	94,961,170	$94,961	$31,263,785	$284,903	$(32,825,863)	$(1,181,214)

Shares issued for services and supplies	-	-	-	-	995,889	996	169,411	(21,777)	-	148,630
Shares issued for cash	-	-	-	-	8,176,389	8,176	197,840	(20,016)	-	186,000
Shares issued for equipment					638,889	639	46,639	(47,278)
Shares issued for note principal and interest	-	-	-	-	1,291,667	1,292	43,708	-	-	45,000
Shares issued for convertible notes principal and interest	-	-	-	-	1,900,013	1,900	166,462	26,800	-	195,162
Net loss	-	-	-	-					(759,381)	(759,381)
Balance, September 30, 2020	-	$-	1,000,000	$1,000	107,964,017	$107,964	$31,887,845	$222,632	$(33,585,244)	$(1,365,803)

Six Months Ended September 30, 2020

Balance, March 31, 2020	-	$-	1,000,000	$1,000	79,699,130	$79,699	$30,382,200	$327,807	$(32,345,668)	$(1,554,962)

Shares issued for services and supplies	-	-	-	-	2,151,152	2,151	269,872	(37,181)	-	234,842
Shares issued for cash	-	-	-	-	9,500,556	9,501	230,015	(43,516)	-	196,000
Shares issued for equipment					638,889	639	46,639	(47,278)
Shares issued for accounts payable - related party	-	-	-	-	1,136,364	1,136	48,864	-	-	50,000
Shares issued for note principal and interest	-	-	-	-	1,391,667	1,392	51,408	22,800	-	75,600
Shares issued for convertible notes principal and interest	-	-	-	-	13,446,259	13,446	858,847	-	-	872,293
Net loss	-	-	-	-					(1,239,576)	(1,239,576)
Balance, September 30, 2020	-	$-	1,000,000	$1,000	107,964,017	$107,964	$31,887,845	$222,632	$(33,585,244)	$(1,365,803)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,693,565)	$ (1,239,576)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	35,725	50,318
(Gain) Loss on settlement of debt and accounts payable	(10,712)	222,555
Loss on settlement of convertible debt	51,416
Stock-based compensation - consulting services	811,535	234,842
Non cash Interest expense	480,899	760,750
Gain on change in fair value of derivative instruments	(122,622)	(575,644)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities, including related parties	111,489	179,454
NET CASH USED IN OPERATING ACTIVITIES	(335,835)	(367,301)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(49,000)
NET CASH USED IN INVESTING ACTIVITES	-	(49,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	65,000
Proceeds from issuance of notes payable - related party	-	3,000
Payment of notes payable	-	(32,000)
Proceeds from the issuance of convertible promissory notes	228,000	312,000
Repayment of convertible promissory note	-	(178,855)
Proceeds from issuance of common stock, net	134,500	196,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	362,500	365,145

INCREASE (DECREASE) IN CASH	26,665	(51,156)

CASH, BEGINNING OF PERIOD	8,081	64,173

CASH, END OF PERIOD	$ 34,746	$ 13,017

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable and interest	$ 169,161	$ 3,800
Shares issued for settlement of convertible notes	$ 341,692	$ 872,293
Shares issued to settle accounts payable - related party	$ -	$ 50,000
Note payable issued to settle accounts payable and accrued interest	$ -	$ 94,216
Shares issued in conjunction with the issuance of notes payable	$ -	$ 71,800
Initial value of embedded derivative liability	$ 141,978	$ 292,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2021

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

The Company is a mining company engaged in the evaluation, acquisition, exploration and advancement of gold, silver and copper projects in the State of Sonora, Mexico and the Western United States, as well as the salvage of precious metals from identifiable sources.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. For the three and six months ended September 30, 2021 and 2020, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of September 30, 2021 and March 31, 2021, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

On September 30, 2021 and March 31, 2021, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	September 30, 2021	March 31, 2021
Common stock issuable upon conversion of notes payable and convertible notes payable	23,790,035	16,317,058
Common stock issuable upon conversion of warrants	610,000	610,000
Common stock issuable to satisfy stock payable obligations	12,100,547	4,970,315
Common stock issuable upon conversion of Series A Preferred Stock	1,000,000	1,000,000
Total	37,500,582	22,897,373

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

3.GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the six months ended September 30, 2021, the Company incurred a net loss of $1,693,565 and used cash in operating activities of $335,835, and on September 30, 2021, had an accumulated deficit of $37,371,363. On September 30, 2021, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

4.PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	September 30, 2021 Net Book Value	March 31, 2021 Net Book Value
Mining tools and equipment	$ 1,867,746	$ 1,613,323	$ 254,423	$ 286,860
Vehicles	178,810	175,566	3,244	6,532
	$ 2,046,556	$ 1,788,889	$ 257,667	$ 293,392

Depreciation expense for three and six months ended September 30, 2021 and 2020 was $17,863 and $35,725 and $25,149 and $50,318, respectively.

5.ACCOUNTS PAYABLE – RELATED PARTIES

During the three and six months ended September 30, 2021 and 2020, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $22,800 and $11,400 and $22,800, respectively.  On September 30, 2021 and March 31, 2021, $157,092 and $147,153 for this obligation is outstanding, respectively.

Compensation

On September 30, 2021, the Company entered into a compensation agreement with Paul D. Thompson Sr., the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock, cash payment or deferred payment in stock or cash. In addition. Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. On September 30, 2021 and March 31, 2021, $303,318 and $280,949 of compensation due is included in accounts payable – related party, respectively and $33,800 for 2,000,000 shares and $51,400 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

6.NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

During the six months ended September 30, 2021 and 2020, note principal and interest of $156,641 and $2,000, respectively, the Company agreed to issue 8,416,395 shares and 50,000 shares of common stock, respectively. In addition, for six months ended September 30, 2021 and 2020, the Company paid $0 and $7,000 in cash, respectively, to settle debt.

On September 30, 2021 and March 31, 2021, the carrying value of the notes payable totaled $1,153,147 (net of unamortized debt discount of $0) and $1,232,576 (net of unamortized debt discount of $0), respectively.

Notes payable – related party – On September 30, 2021 and 2020, notes payable – related party of $141,169 and $141,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum.

Interest and amortization of debt discount was $77,211 and $136,185 for the six months ended September 30, 2021 and 2020, respectively.

On September 30, 2021 and March 31, 2021, accrued interest of $267,919 and $214,744, respectively, is included in accounts payable and accrued liabilities.

On September 30, 2021, $1,194,016 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

7.PROMISSORY NOTE

On September 30, 2021 and March 31, 2021, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of September 30, 2021, the Company has not made the scheduled payments and is in default on this promissory note.  The default rate on the notes is seven percent.  On September 30, 2021 and March 31, 2021, accrued interest of $50,193 and $46,351, respectively, is included in accounts payable and accrued liabilities.

8.CONVERTIBLE PROMISSORY NOTES

Power Up Lending Group Ltd.

On October 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing October 15, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $11,818 (accreted value of $80,769 less debt discount of $68,951). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.  On March 31, 2021, the Note is recorded at an accreted value of $47,801 ($85,205 less unamortized debt discount of $37,404). From April 22, 2021 to April 30, 2021, the Company issued 4,274,515 shares of common stock of the Company with the fair value $102,609 to the Holder to fully settle the Note resulting in a loss on settlement of $16,993. Interest and amortization of debt discount was $37,815 for the six months ended September 30, 2021.

On December 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing December 15, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $6,797 (accreted value of $66,923 less debt discount of $60,126). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $26,590 ($69,255 less unamortized debt discount of $42,665). From June 16, 2021 to June 18, 2021, the Company issued 2,891,728 shares of common stock of the Company with the fair value $82,483 to the Holder to fully settle the Note resulting in a loss on settlement of $11,544. Interest and amortization of debt discount was $44,348 for the six months ended September 30, 2021.

On January 20, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing January 20, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $0 (accreted value of $66,923 less debt discount of $66,923). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $11,364 ($68,463 less unamortized debt discount of $57,099). From July 26, 2021 to August 9, 2021, the Company issued 3,137,298 shares of common stock of the Company with the fair value $73,615 to the Holder to fully settle the Note resulting in a loss on settlement of $2,677. Interest and amortization of debt discount was $59,574 for the six months ended September 30, 2021.

On March 1, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing March 1, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $1,453 (accreted value of $59,231 less debt discount of $57,778). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $6,786 ($59,815 less unamortized debt discount of $53,029), respectively. From September 7, 2021 to September 14, 2021, the Company issued 4,877,232 shares of common stock of the Company with the fair value $82,985 to the Holder to fully settle the Note resulting in a loss on settlement of $20,201. Interest and amortization of debt discount was $55,999 for the six months ended September 30, 2021.

On April 5, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $40,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 5, 2022 for $36,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $13,462 (accreted value of $61,538 less debt discount of $48,076).The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On September 30, 2021, the Note is recorded at an accreted value of $40,509 ($50,605 less unamortized debt discount of $10,096). Interest and amortization of debt discount was $27,047 for the six months ended September 30, 2021.

On April 29, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 29, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $12,600 (accreted value of $59,231 less debt discount of $46,631). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On September 30, 2021, the Note is recorded at an accreted value of $35,273 ($46,745 less unamortized debt discount of $11,472). Interest and amortization of debt discount was $22,673 for the six months ended September 30, 2021.

On May 20, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing May 20, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $11,694 (accreted value of $66,923 less debt discount of $55,229). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On September 30, 2021, the Note is recorded at an accreted value of $34,745 ($51,461 less unamortized debt discount of $16,716). Interest and amortization of debt discount was $23,051 for the six months ended September 30, 2021.

On June 14, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing June 14, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $10,341 (accreted value of $66,923 less debt discount of $56,582). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On September 30, 2021, the Note is recorded at an accreted value of $29,459 ($49,307 less unamortized debt discount of $19,848). Interest and amortization of debt discount was $19,118 for the six months ended September 30, 2021.

On July 28, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing July 28, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $15,712 (accreted value of $59,231 less debt discount of $43,519). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On September 30, 2021, the Note is recorded at an accreted value of $24,589 ($39,881 less unamortized debt discount of $15,292). Interest and amortization of debt discount was $8,877 for the six months ended September 30, 2021.

On August 17, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $45,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing August 17, 2022 for $41,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $21,454 (accreted value of $69,231 less debt discount of $47,776). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On September 30, 2021, the Note is recorded at an accreted value of $28,881 ($45,422 less unamortized debt discount of $16,541). Interest and amortization of debt discount was $6,761 for the six months ended September 30, 2021.

Crown Bridge Partners, LLC

On August 11, 2020, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $55,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing August 10, 2021 for $50,000 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113 which was recorded as a debt discount. At inception, the carrying value of the Note was $0 (accreted value of $91,667 less debt discount of $91,667). The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113, of which $50,000 was recorded as debt discount and the remainder of $41,113 was recorded expensed and included in gain (loss) on derivative liability. On September 30, 2021 and March 31, 2021, the Note is recorded at an accreted value of $104,174 ($104,174 less unamortized debt discount of $0) and $65,419 (98,659 less unamortized debt discount of $33,240), respectively). Interest and amortization of debt discount was $38,917 for the six months ended September 30, 2021.

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

The inputs into the Black-Scholes models are as follows:

	September 30, 2021	June 30, 2021	March 31, 2021
Closing share price	$0.0169	$0.0285	$0.0257
Conversion price	$0.013 - $0.0142	$0.0256	$0.0233 - $0.0234
Risk free rate	0.05% - 0.07%	0.05%	0.04%
Expected volatility	103% - 117%	94% - 153%	136% - 161%
Dividend yield	0%	0%	0%
Expected life (years)	0.50- 0.88	0.11- 0.96	0.36 – 0.81

Continuity of the Fair value of the Conversion Option Derivative Liabilities	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021	Three Months Ended September 30, 2020	Six Months Ended September 30, 2020
Opening	$146,243	$138,539	$215,086	$486,663
Initial value	38,576	141,979	115,367	292,366
Decrease in fair value	(21,749)	(117,448)	(115,711)	(564,287)
Closing	$163,070	$163,070	$214,742	$214,742

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

The inputs into the Black-Scholes models are as follows:

	September 30, 2021	June 30, 2021	March 31, 2021
Closing share price	$0.0169	$0.0285	$0.0257
Conversion price	$1.00 - $0.10	$1.00 - $0.10	$1.00 - $0.10
Risk free rate	0.50 - 0.70%	0.50 - 0.70%	0.35%
Expected volatility	175 - 179%	172 - 182%	170 - 180%
Dividend yield	0%	0%	0%
Expected life (years)	3.15 – 3.86	3.40 - 4.12	3.65 – 4.36

Continuity of the Fair value of the Warrant Liabilities	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021	Three Months Ended September 30, 2020	Six Months Ended September 30, 2020
Opening, March 31	$13,935	$12,669	$34,268	$39,387
Increase (decrease) in fair value	(6,440)	(5,174)	(6,238)	(11,357)
Closing, September 30	$7,495	$7,495	$28,030	$28,030

11.CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of September 30, 2021, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

12.STOCKHOLDERS’ DEFICIT

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2021 and March 31, 2021:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding on September 30, 2021 and March 31, 2021.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding on September 30, 2021 and March 31, 2021.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 5,000,000,000 shares authorized: 244,305,989 and 177,714,055 shares issued and outstanding on September 30, 2021 and March 31, 2021, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On July 26, 2021, the Company issued 4,000,000 shares of common stock to satisfy obligations under share subscription agreements of $107,200 for settlement of services included in share subscriptions payable.

On July 27, 2021, the Company issued 1,634,616 shares of common stock to satisfy obligations under share subscription agreements of $11,125 for cash and $24,500 for settlement of services included in share subscriptions payable.

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

On August 3, 2021, the Company issued 1,000,000 shares of common stock to satisfy obligations under share subscription agreements of $12,500 for cash included in share subscriptions payable.

On August 10, 2021, the Company issued 799,281 shares of common stock to satisfy obligations under share subscription agreements of $17,424 for settlement of convertible notes included in share subscriptions payable.

On August 31 2021, the Company issued 3,280,000 shares of common stock to satisfy obligations under share subscription agreements of $36,000 for cash included in share subscriptions payable.

On September 7, 2021, the Company issued 1,914,894 shares of common stock to satisfy obligations under share subscription agreements of $30,255 for settlement of convertible notes included in share subscriptions payable.

On September 9, 2021, the Company issued 1,280,563 shares of common stock to satisfy obligations under share subscription agreements of $16,647 for settlement of notes payable included in share subscriptions payable.

On September 14, 2021, the Company issued 2,962,338 shares of common stock to satisfy obligations under share subscription agreements of $52,730 for settlement of convertible notes included in share subscriptions payable.

On September 16, 2021, the Company issued 4,000,000 shares of common stock to satisfy obligations under share subscription agreements of $20,000 for cash included in share subscriptions payable.

On September 20, 2021, the Company issued 1,204,819 shares of common stock to satisfy obligations under share subscription agreements of $10,000 for cash included in share subscriptions payable.

Common Stock Payable

As at September 30, 2021, the Company had total subscriptions payable for 12,100,547 shares of common stock for $34,366 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $154,331 and shares of common stock for notes payable of $80,164.

13.RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2021 and March 31, 2021, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 5

Notes payable and notes payable – relate party – Note 6

14.SUBSEQUENT EVENTS

Common Stock Issued

On October 6, 2021, the Company issued 1,900,000 shares of common stock to satisfy obligations under share subscription agreements of $46,740 for settlement of services included in share subscriptions payable.

On October 7, 2021, the Company issued 1,978,022 shares of common stock to satisfy obligations under share subscription agreements of $31,055 for settlement of convertible notes included in share subscriptions payable.

On October 20, 2021, the Company issued 4,400,000 shares of common stock to satisfy obligations under share subscription agreements of $74,360 for settlement of services included in share subscriptions payable.

On October 20, 2021, the Company issued 2,741,573 shares of common stock to satisfy obligations under share subscription agreements of $37,560 for settlement of convertible notes included in share subscriptions payable.

On October 22, 2021, the Company issued 1,250,000 shares of common stock to satisfy obligations under share subscription agreements of $8,500 for cash and $6,360 for settlement of services included in share subscriptions payable.

On October 26, 2021, the Company issued 3,965,232 shares of common stock to satisfy obligations under share subscription agreements of $5,020 for services and $59,491 for settlement of notes payable included in share subscriptions payable.

On November 2, 2021, the Company issued 1,000,000 shares of common stock to satisfy obligations under share subscription agreements of $10,000 for settlement of cash included in share subscriptions payable.

On November 4, 2021, the Company issued 3,731,343 shares of common stock to satisfy obligations under share subscription agreements of $37,313 for settlement of convertible notes included in share subscriptions payable.

Common Stock Payable

As at November 8, 2021, the Company had total subscriptions payable for 835,315 shares of common stock for $28,366 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $21,850 and shares of common stock for notes payable of $20,673.

Power Up Lending Group Ltd.

On October 5, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing October 5, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

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

Description of the Business of Mexus Gold US

Mexus Gold US is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in the United Mexican States, as well as the salvage of precious metals from identifiable sources. Our main activities in the near future will be comprised of our mining operations in Mexico. Our mining opportunities located in the State of Sonora, Mexico will provide us with projects to recover gold, silver, copper and other precious metals.

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

Mining Operations

We classify our mineral properties into three categories: “Development Properties,” “Advanced Exploration Properties,” and “Other Exploration Properties.” Development Properties are properties where a decision to develop the property into a producing mine has been made. Advanced Exploration Properties are those properties where we retain a significant ownership interest or joint venture and where there has been sufficient drilling and analysis to identify and report proven and probable reserves or other mineralized material. We currently do not have a Development Property or Advanced Exploration Property. Other Exploration Properties are those that do not fall into the other categories. Please see below for information about our Other Exploration Properties.

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

Exploration at the Santa Elena project area has been systematically directed as initial surface geologic mapping and sampling with some ground geophysical surveys as electro magnetics and radiometric. Evaluation of results has led to continued production sampling with percussion drilling and diamond core drilling of portions of areas of interest. This resulted in 3 major geologic structures which are open pit mined and are the main source of production. The producing structures are all associated with mixed hydrothermal quartz vein fissure filling and orogenic thrust fault conduits and are in the order of 0.5 to 9 g/t gold. Additional structures are in the area and will soon be evaluated and brought to production. The exploration resulted in the discovery of three major targets on Mexus’ three of nine concessions located on the Santa Elena gold project. This resulted in the company opening 3 pits: Julio 1, Julio 2 and Mexus 3. Mineralized material was crushed to 1/2inch minus and transferred to the existing heap leach pad via a conveyor system. All three pits show mineable grade gold up to 1 oz. per ton. All 3 pits show a  viable chemistry after running four months and testing an estimated 25,000 tons. As of September 30, 2021, the Company is producing ore from the Julio 1 pit which is the most cost effective to mine and has proven to be very productive leaching material.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and six months ended September 30, 2021 and 2020. All amounts herein are in U.S. dollars.

Three months ended September 30, 2021 Compared with the Three months ended September 30, 2020

We had a net loss during the three months ended September 30, 2021 of $864,059 compared to a net loss of $759,381 during the same period in 2020. The increase in net loss is primarily attributable to (i) an increase in stock-based compensation – consulting services of $287,145 and (ii) a decrease in gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities of $33,572. The increase in the net loss is partially offset by (i) a decrease in exploration costs of $59,587 (ii) a decrease in interest expense of $94,911 and (iii) an increase in the sale of gold of $51,266.

Operating Expenses

Total operating expenses increased to $648,959 for three months ended September 30, 2021, compared to $498,735 for the three months ended September 30, 2020.  The increase in operating expenses was primarily due an increase in stock-based expense – consulting services,

For the three months ended September 30, 2021, the Company had recoveries from the sale of gold of $65,788 compared to $14,522 for the three months ended September 30, 2020. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $215,100 of other expense during the three months ended September 30, 2021 compared to $260,646 of other income during the same period in 2020.

The change in other income (expense) is mainly attributable to decrease in the gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities, a decrease in interest expense and loss on settlement of debt.

Six months ended September 30, 2021 Compared with the Six months ended September 30, 2020

We had a net loss during the six months ended September 30, 2021 of $1,693,565 compared to a net loss of $1,239,576 during the same period in 2020. The increase in net loss is primarily attributable to (i) an increase in stock-based compensation – consulting services of $576,695 (ii) a decrease in gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities of $230,467 and (iii) a decrease in the sale of gold of $46,174. The increase in the net loss is partially offset by (i) a decrease in exploration costs of $93,082 and (ii) a decrease in interest expense of $338,858.

Operating Expenses

Total operating expenses increased to $1,290,222 for six months ended September 30, 2021, compared to $764,793 for the six months ended September 30, 2020.  The increase in operating expenses was primarily due an increase in stock-based expense – consulting services,

For the six months ended September 30, 2021, the Company had recoveries from the sale of gold of $85,737 compared to $131,911 for the six months ended September 30, 2020. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $403,343 of other expense during the six months ended September 30, 2021 compared to $474,783 of other income during the same period in 2020.

The change in other income (expense) is mainly attributable to decrease in the gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities, a decrease in interest expense and loss on settlement of debt.

Liquidity and Capital Resources

On September 30, 2021, we had cash of $34,746 compared to cash of $8,081 on March 31, 2021.

Our property and equipment decreased to $257,667 at September 30, 2021, compared to $293,392 at March 31, 2021. The decrease in equipment is due to depreciation expense of $35,725 during the six months ended September 30, 2021.

Our mineral properties remained unchanged at $829,947 on September 30, 2021 and March 31, 2021.

Total assets decreased to $1,122,360 on September 30, 2021, compared to $1,131,420 on March 31, 2021.  The majority of the decrease in assets relates depreciation expense of $35,725 which was partially offset by $26,665 increase in cash.

Our total liabilities increased to $2,860,338 as of September 30, 2021, compared to $2,632,722 as of March 31, 2021.  The increase in our total liabilities can be primarily attributed to an increase in accounts payable and convertible promissory notes payable.

Our working capital deficit on September 30, 2021 and March 31, 2021 is $2,825,592 and $2,624,641, respectively.

Our net cash used in operating activities for the six months ended September 30, 2021 and 2020 is $335,835 and $367,301, respectively. Our net loss for the six months ended September 30, 2021 of $1,693,565 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $35,725, loss on settlement of debt and accounts payable of $40,704, stock-based compensation – consulting services of $811,535 and non-cash interest expense of $480,899.

Our net cash (used in) provided by investing activities for the six months ended September 30, 2021 and 2020 is $0 and $(49,000), respectively.

Our net cash provided by financing activities for the six months ended September 30, 2021 and 2020 is $362,500 and $365,145, respectively, mainly due to issuance of convertible promissory notes and common stock.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2021 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2021: (i) appoint a financial expert and independent Directors to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 26, 2021, the Company issued 4,000,000 shares of common stock to satisfy obligations under share subscription agreements of $107,200 for settlement of services included in share subscriptions payable.

On July 27, 2021, the Company issued 1,634,616 shares of common stock to satisfy obligations under share subscription agreements of $11,125 for cash and $24,500 for settlement of services included in share subscriptions payable.

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

On August 3, 2021, the Company issued 1,000,000 shares of common stock to satisfy obligations under share subscription agreements of $12,500 for cash included in share subscriptions payable.

On August 10, 2021, the Company issued 799,281 shares of common stock to satisfy obligations under share subscription agreements of $17,424 for settlement of convertible notes included in share subscriptions payable.

On August 31 2021, the Company issued 3,280,000 shares of common stock to satisfy obligations under share subscription agreements of $36,000 for cash included in share subscriptions payable.

On September 7, 2021, the Company issued 1,914,894 shares of common stock to satisfy obligations under share subscription agreements of $30,255 for settlement of convertible notes included in share subscriptions payable.

On September 9, 2021, the Company issued 1,280,563 shares of common stock to satisfy obligations under share subscription agreements of $16,647 for settlement of notes payable included in share subscriptions payable.

On September 14, 2021, the Company issued 2,962,338 shares of common stock to satisfy obligations under share subscription agreements of $52,730 for settlement of convertible notes included in share subscriptions payable.

On September 16, 2021, the Company issued 4,000,000 shares of common stock to satisfy obligations under share subscription agreements of $20,000 for cash included in share subscriptions payable.

On September 20, 2021, the Company issued 1,204,819 shares of common stock to satisfy obligations under share subscription agreements of $10,000 for cash included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On September 30, 2021 and March 31, 2021, the carrying value of the notes payable totaled $1,153,147 (net of unamortized debt discount of $0) and $1,232,576 (net of unamortized debt discount of $0), respectively. On September 30, 2021 and 2020, notes payable – related party of $141,169 and $141,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum. On September 30, 2021, $1,194,016 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

On September 30, 2021 and March 31, 2021, accrued interest of $267,919 and $214,744, respectively, is included in accounts payable and accrued liabilities.

On September 30, 2021 and March 31, 2021, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of September 30, 2021, the Company has not made the scheduled payments and is in default on this promissory note.  The default rate on the notes is seven percent.  On September 30, 2021 and March 31, 2021, accrued interest of $50,193 and $46,351, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at September 30, 2021 (unaudited) and March 31, 2021

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2021 and 2020 (unaudited)

Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended September 30, 2021 and 2020 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020 (unaudited)

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

November 15, 2021

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director