Form 10-Q
period 2021-12-31
Mexus Gold US
filed 2022-02-14
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 4, 2022, there were 365,430,227 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 2,584	$ 8,081
TOTAL CURRENT ASSETS	2,584	8,081

FIXED ASSETS
Property and equipment, net of accumulated depreciation	240,005	293,392
TOTAL FIXED ASSETS	240,005	293,392

OTHER ASSETS
Property costs	829,947	829,947
TOTAL OTHER ASSETS	829,947	829,947

TOTAL ASSETS	$ 1,072,536	$ 1,131,420

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 608,094	$ 456,707
Accounts payable - related party	488,296	428,102
Notes payable (net of unamortized debt discount of $0 and $0, respectively)	1,158,147	1,232,576
Notes payable - related party	141,169	141,169
Promissory notes	65,000	65,000
Convertible promissory note (net of unamortized debt discount of $152,065 and $223,437, respectively)	281,425	157,960
Convertible promissory note derivative liabilities	151,904	138,539
Warrant derivative liabilities	1,971	12,669
TOTAL CURRENT LIABILITIES	2,896,006	2,632,722

TOTAL LIABILITIES	2,896,006	2,632,722

CONTINGENT LIABILITIES (Note 12)

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
5,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2021)	1,000	1,000
280,888,346 shares of Common Stock (177,714,055 - March 31, 2021)	280,888	177,714
Additional paid-in capital	35,481,835	33,775,064
Share subscription payable	178,322	222,718
Accumulated deficit	(37,765,515)	(35,677,798)
TOTAL STOCKHOLDERS' DEFICIT	(1,823,470)	(1,501,302)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,072,536	$ 1,131,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
EXPENSES
Exploration (net of sale of gold of $59,889 and $13,659 and $145,625 and $145,570 for the three and nine months ended December 31, 2021 and 2020, respectively)	58,681	127,592	181,153	296,972
General and administrative	161,431	175,437	517,648	536,008
Stock-based expense - consulting services	25,520	594,245	837,056	829,087
Total operating expenses	245,632	897,274	1,535,857	1,662,067

OTHER INCOME (EXPENSE)
Foreign exchange	(3,561)	(6,510)	(7,921)	(14,625)
Interest	(180,636)	(321,929)	(661,535)	(1,141,686)
Loss on settlement of debt	(17,686)	(54,194)	(58,390)	(276,749)
Gain on change in fair value and settlement of convertible promissory notes and derivative liabilities	53,363	127,532	175,986	703,176
Total other expense	(148,520)	(255,101)	(551,860)	(729,884)

NET LOSS BEFORE PROVISION FOR TAX	(394,152)	(1,152,375)	(2,087,717)	(2,391,951)

Income tax	-	-	-	-

NET LOSS	$ (394,152)	$ (1,152,375)	$ (2,087,717)	$ (2,391,951)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	264,491,760	117,672,432	229,216,092	95,116,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

Three Months Ended December 31, 2021

	Preferred Stock		Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Share Subscription Payable	Accumulated Deficit	Total Stockholders' Deficit

Balance, September 30, 2021	-	$ -	1,000,000	$ 1,000	244,305,989	$ 244,306	$ 35,091,307	$ 296,772	$ (37,371,363)	$ (1,737,978)

Shares issued for services	-	-	-	-	6,900,000	6,900	125,580	(106,959)	-	25,521
Shares issued for cash	-	-	-	-	1,850,000	1,850	16,650	48,000	-	66,500
Shares issued for note principal and interest	-	-	-	-	3,765,232	3,765	55,726	(59,491)	-	-
Shares issued for convertible notes principal and interest	-	-	-	-	24,067,125	24,067	192,572	-	-	216,639
Net loss	-	-	-	-	-	-	-	-	(394,152)	(394,152)
Balance, December 31, 2021	-	$ -	1,000,000	$ 1,000	280,888,346	$ 280,888	$ 35,481,835	$ 178,322	$ (37,765,515)	$ (1,823,470)

Nine Months Ended December 31, 2021
Balance, March 31, 2021	-	$ -	1,000,000	$ 1,000	177,714,055	$ 177,714	$ 33,775,064	$ 222,718	$ (35,677,798)	$ (1,501,302)

Shares issued for services	-	-	-	-	37,660,000	37,660	871,792	(72,396)	-	837,056
Shares issued for cash	-	-	-	-	16,569,435	16,569	156,431	28,000	-	201,000
Shares issued for note principal and interest	-	-	-	-	9,696,958	9,697	159,464	-	-	169,161
Shares issued for convertible notes principal and interest	-	-	-	-	39,247,898	39,248	519,084	-	-	558,332
Net loss	-	-	-	-	-	-	-	-	(2,087,717)	(2,087,717)
Balance, December 31, 2021	-	$ -	1,000,000	$ 1,000	280,888,346	$ 280,888	$ 35,481,835	$ 178,322	$ (37,765,515)	$ (1,823,470)

Three Months Ended December 31, 2020

Balance, September 30, 2020	-	$ -	1,000,000	$ 1,000	107,964,017	$ 107,964	$ 31,887,845	$ 222,632	$ (33,585,244)	$ (1,365,803)

Rounding - Reverse Stock Split	-	-	-	-	150	-	-	-	-	-
Shares issued for services and supplies	-	-	-	-	18,385,000	18,385	630,045	(54,185)	-	594,245
Shares issued for cash	-	-	-	-	5,274,280	5,274	120,864	40,000	-	166,138
Shares issued for convertible notes principal and interest	-	-	-	-	8,521,517	8,522	298,517	-	-	307,039
Net loss	-	-	-	-	-	-	-	-	(1,152,375)	(1,152,375)
Balance, December 31, 2020	-	$ -	1,000,000	$ 1,000	140,144,964	$ 140,145	$ 32,937,271	$ 208,447	$ (34,737,619)	$ (1,450,756)

Nine Months Ended December 31, 2020

Balance, March 31, 2020	-	$ -	1,000,000	$ 1,000	79,699,130	$ 79,699	$ 30,382,200	$ 327,807	$ (32,345,668)	$ (1,554,962)

Rounding - Reverse Stock Split	-	-	-	-	150	-	-	-	-	-
Shares issued for services and supplies	-	-	-	-	20,536,152	20,536	899,917	(91,366)	-	829,087
Shares issued for cash	-	-	-	-	14,774,836	14,775	350,879	(3,516)	-	362,138
Shares issued for equipment	-	-	-	-	638,889	639	46,639	(47,278)	-	-
Shares issued for accounts payable - related party	-	-	-	-	1,136,364	1,136	48,864	-	-	50,000
Shares issued for note principal and interest	-	-	-	-	1,391,667	1,392	51,408	22,800	-	75,600
Shares issued for convertible notes principal and interest	-	-	-	-	21,967,776	21,968	1,157,364	-	-	1,179,332
Net loss	-	-	-	-	-	-	-	-	(2,391,951)	(2,391,951)
Balance, December 31, 2020	-	$ -	1,000,000	$ 1,000	140,144,964	$ 140,145	$ 32,937,271	$ 208,447	$ (34,737,619)	$ (1,450,756)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,087,717)	$(2,391,951)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	53,387	68,634
(Gain) Loss on settlement of debt and accounts payable	58,390	276,749
Loss on settlement of convertible debt	-	-
Stock-based compensation - consulting services	837,056	829,087
Non cash Interest expense	661,535	1,050,844
Gain on change in fair value of derivative instruments	(175,986)	(703,176)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities, including related parties	143,838	243,300
NET CASH USED IN OPERATING ACTIVITIES	(509,497)	(626,513)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		(49,000)
NET CASH USED IN INVESTING ACTIVITES	-	(49,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	21,000	65,000
Proceeds from issuance of notes payable - related party	-	3,000
Payment of notes payable	(16,000)	(32,000)
Proceeds from the issuance of convertible promissory notes	298,000	402,000
Repayment of convertible promissory note	-	(178,855)
Proceeds from issuance of common stock, net	201,000	362,138
NET CASH PROVIDED BY FINANCING ACTIVITIES	504,000	621,283

DECREASE IN CASH	(5,497)	(54,230)

CASH, BEGINNING OF PERIOD	8,081	64,173

CASH, END OF PERIOD	$2,584	$9,943

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable and interest	$169,161	$75,600
Shares issued for settlement of convertible notes	$533,643	$1,179,332
Shares issued to settle accounts payable - related party	$-	$50,000
Note payable issued to settle accounts payable and accrued interest	$-	$94,216
Shares issued in conjunction with the issuance of notes payable	$-	$71,800
Initial value of embedded derivative liability	$178,653	$363,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

1.ORGANIZATION AND BUSINESS OF COMPANY

Mexus Gold US (the “Company”) was originally incorporated under the laws of the State of Colorado on June 22, 1990, as U.S.A. Connection, Inc.  On September 18, 2009, the Company changed its’ domicile to Nevada and changed its’ name to Mexus Gold US to better reflect the Company’s new planned principal business operations. The Company has a fiscal year end of March 31.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. For the three and nine months ended December 31, 2021 and 2020, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of December 31, 2021 and March 31, 2021, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

On December 31, 2021 and March 31, 2021, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	December 31, 2021	March 31, 2021
Common stock issuable upon conversion of notes payable and convertible notes payable	65,566,317	16,317,058
Common stock issuable upon conversion of warrants	610,000	610,000
Common stock issuable to satisfy stock payable obligations	36,835,315	4,970,315
Common stock issuable upon conversion of Series A Preferred Stock	1,000,000	1,000,000
Total	104,011,632	22,897,373

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

3.GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the nine months ended December 31, 2021, the Company incurred a net loss of $2,087,717 and used cash in operating activities of $509,497, and on December 31, 2021, had an accumulated deficit of $37,765,515. On December 31, 2021, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

4.PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	December 31, 2021 Net Book Value	March 31, 2021 Net Book Value
Mining tools and equipment	$ 1,867,746	$ 1,629,542	$ 238,204	$ 286,860
Vehicles	178,810	177,009	1,801	6,532
	$ 2,046,556	$ 1,806,551	$ 240,005	$ 293,392

Depreciation expense for three and nine months ended December 31, 2021 and 2020 was $17,662 and $53,387 and $18,316 and $68,634, respectively.

5.ACCOUNTS PAYABLE – RELATED PARTY

During the three and nine months ended December 31, 2021 and 2020, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $11,400 and $34,200 and $11,400 and $34,200, respectively.  On December 31, 2021 and March 31, 2021, $168,547 and $147,153 for this obligation is outstanding, respectively.

Compensation

On December 31, 2021, the Company entered into a compensation agreement with Paul D. Thompson Sr., the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock, cash payment or deferred payment in stock or cash. In addition. Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. On December 31, 2021 and March 31, 2021, $319,749 and $280,949 of compensation due is included in accounts payable – related party, respectively and $11,600 for 2,000,000 shares and $51,400 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

6.NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

During the nine months ended December 31, 2021, the Company issued the following notes payable:

i)On November 10, 2021, the Company issued a promissory note for cash with $16,000 in principal that earns interest at 12% per annum and due on December 1, 2021.

ii)On December 20, 2021, the Company issued a promissory note for cash with $5,000 in principal. The Company will repay $5,500 in cash when the next convertible promissory note is issued.

During the nine months ended December 31, 2021 and 2020, note principal of $156,641 and $2,000, respectively, was paid through the issuance of 8,416,395 shares and 50,000 shares of common stock, respectively.  In addition, for nine months ended December 31, 2021 and 2020, the Company paid $16,000 and $32,000 in cash, respectively, to settle debt.

On December 31, 2021 and March 31, 2021, the carrying value of the notes payable totaled $1,158,147 (net of unamortized debt discount of $0) and $1,232,576 (net of unamortized debt discount of $0), respectively.

Notes payable – related party – On December 31, 2021 and 2020, notes payable – related party of $141,169 and $141,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum.

Interest and amortization of debt discount was $77,211 and $203,461 for the nine months ended December 31, 2021 and 2020, respectively.

On December 31, 2021 and March 31, 2021, accrued interest of $296,155 and $214,744, respectively, is included in accounts payable and accrued liabilities.

On December 31, 2021, $1,359,316 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

7.PROMISSORY NOTE

On December 31, 2021 and March 31, 2021, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of December 31, 2021, the Company has not made the scheduled payments and is in default on this promissory note.  The default rate on the notes is seven percent.  On December 31, 2021 and March 31, 2021, accrued interest of $52,174 and $46,351, respectively, is included in accounts payable and accrued liabilities.

8.CONVERTIBLE PROMISSORY NOTES

Power Up Lending Group Ltd.

On October 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing October 15, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $11,818 (accreted value of $80,769 less debt discount of $68,951). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.  On March 31, 2021, the Note is recorded at an accreted value of $47,801 ($85,205 less unamortized debt discount of $37,404). From April 22, 2021 to April 30, 2021, the Company issued 4,274,515 shares of common stock of the Company with the fair value $102,609 to the Holder to fully settle the Note resulting in a loss on settlement of $16,993. Interest and amortization of debt discount was $37,815 and $16,591 for the nine months ended December 31, 2021 and 2020, respectively.

On December 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing December 15, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $6,797 (accreted value of $66,923 less debt discount of $60,126). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $26,590 ($69,255 less unamortized debt discount of $42,665). From June 16, 2021 to June 18, 2021, the Company issued 2,891,728 shares of common stock of the Company with the fair value $82,483 to the Holder to fully settle the Note resulting in a loss on settlement of $11,544. Interest and amortization of debt discount was $44,348 and $2,988 for the nine months ended December 31, 2021 and 2020, respectively.

On January 20, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing January 20, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $0 (accreted value of $66,923 less debt discount of $66,923). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $11,364 ($68,463 less unamortized debt discount of $57,099). From July 26, 2021 to August 9, 2021, the Company issued 3,137,298 shares of common stock of the Company with the fair value $73,615 to the Holder to fully settle the Note resulting in a loss on settlement of $2,677. Interest and amortization of debt discount was $59,574 for the nine months ended December 31, 2021.

On March 1, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing March 1, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $1,453 (accreted value of $59,231 less debt discount of $57,778). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $6,786 ($59,815 less unamortized debt discount of $53,029), respectively. From September 7, 2021 to September 14, 2021, the Company issued 4,877,232 shares of common stock of the Company with the fair value $82,985 to the Holder to fully settle the Note resulting in a loss on settlement of $20,201. Interest and amortization of debt discount was $55,999 for the nine months ended December 31, 2021.

On April 5, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $40,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 5, 2022 for $36,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $13,462 (accreted value of $61,538 less debt discount of $48,076).The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From October 6, 2021 to October 19, 2021, the Company issued 4,719,595 shares of common stock of the Company with the fair value $68,615 to the Holder to fully settle the Note resulting in a loss on settlement of $3,385. Interest and amortization of debt discount was $51,769 for the nine months ended December 31, 2021.

On April 29, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 29, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $12,600 (accreted value of $59,231 less debt discount of $46,631). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From November 3, 2021 to November 16, 2021, the Company issued 6,457,205 shares of common stock of the Company with the fair value $61,846 to the Holder to fully settle the Note resulting in a gain on settlement of $939. Interest and amortization of debt discount was $50,184 for the nine months ended December 31, 2021.

On May 20, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing May 20, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $11,694 (accreted value of $66,923 less debt discount of

$55,229). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From November 26, 2021 to December 21, 2021, the Company issued 12,890,325 shares of common stock of the Company with the fair value $86,179 to the Holder to fully settle the Note resulting in a loss on settlement of $15,241. Interest and amortization of debt discount was $59,244 for the nine months ended December 31, 2021.

On June 14, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing June 14, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $10,341 (accreted value of $66,923 less debt discount of $56,582). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On December 31, 2021, the Note is recorded at an accreted value of $45,745 ($57,235 less unamortized debt discount of $11,490). Interest and amortization of debt discount was $35,404 for the nine months ended December 31, 2021.

On July 28, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing July 28, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $15,712 (accreted value of $59,231 less debt discount of $43,519). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On December 31, 2021, the Note is recorded at an accreted value of $37,350 ($46,898 less unamortized debt discount of $9,548). Interest and amortization of debt discount was $21,638 for the nine months ended December 31, 2021.

On August 17, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $45,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing August 17, 2022 for $41,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $21,454 (accreted value of $69,231 less debt discount of $47,776). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On December 31, 2021, the Note is recorded at an accreted value of $42,828 ($53,624 less unamortized debt discount of $10,796). Interest and amortization of debt discount was $20,615 for the nine months ended December 31, 2021.

On October 5, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing October 5, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $15,964 (accreted value of $59,231 less debt discount of $43,267). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On December 31, 2021, the Note is recorded at an accreted value of $27,970 ($41,635 less unamortized debt discount of $13,665). Interest and amortization of debt discount was $12,007 for the nine months ended December 31, 2021.

Sixth Street Lending LLC

On December 7, 2021, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing December 7, 2022, for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $17,365 (accreted value of $59,231 less debt discount of $41,866). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On December 31, 2021, the Note is recorded at an accreted value of $20,585 ($36,830 less unamortized debt discount of $16,245). Interest and amortization of debt discount was $3,220 for the nine months ended December 31, 2021.

Crown Bridge Partners, LLC

On August 11, 2020, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $55,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing August 10, 2021 for $50,000 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113 which was recorded as a debt discount. At inception, the carrying value of the Note was $0 (accreted value of $91,667 less debt discount of $91,667). The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113, of which $50,000 was recorded as debt discount and the remainder of $41,113 was recorded expensed and included in gain (loss) on derivative liability. On December 31, 2021 and March 31, 2021, the Note is recorded at an accreted value of $106,946 ($106,946 less unamortized debt discount of $0) and $65,419 (98,659 less unamortized debt discount of $33,240), respectively). Interest and amortization of debt discount was $2,773 and $41,529 for the nine months ended December 31, 2021, respectively.

9.CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Convertible Promissory Notes (“Notes”) with Power Up Lending Group Ltd., Crown Bridge Partners, LLC  and Sixth Street Lending LLC was accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory notes derivative liabilities has been measured at fair value using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Closing share price	$0.0058	$0.0169	$0.0285	$0.0257
Conversion price	$0.0044 - $0.0045	$0.013 - $0.0142	$0.0256	$0.0233 - $0.0234
Risk free rate	0.06% - 0.39%	0.05% - 0.07%	0.05%	0.04%
Expected volatility	109% - 120%	103% - 117%	94% - 153%	136% - 161%
Dividend yield	0%	0%	0%	0%
Expected life (years)	0.25 - 0.94	0.50- 0.88	0.11- 0.96	0.36 – 0.81

Continuity of the Fair value of the Conversion Option Derivative Liabilities	Three Months Ended December 31, 2021	Nine months Ended December 31, 2021	Three Months Ended December 31, 2020	Nine months Ended December 31, 2020
Opening	$163,070	$138,539	$214,742	$486,663
Initial value	36,673	178,652	71,384	363,750
Decrease in fair value	(47,839)	(165,287)	(112,846)	(677,133)
Closing	$151,904	$151,904	$173,280	$173,280

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

The inputs into the Black-Scholes models are as follows:

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Closing share price	$0.0058	$0.0169	$0.0285	$0.0257
Conversion price	$1.00 - $0.10	$1.00 - $0.10	$1.00 - $0.10	$1.00 - $0.10
Risk free rate	0.97 – 1.10%	0.50 - 0.70%	0.50 - 0.70%	0.35%
Expected volatility	175 - 176%	175 - 179%	172 - 182%	170 - 180%
Dividend yield	0%	0%	0%	0%
Expected life (years)	2.90 – 3.61	3.15 – 3.86	3.40 - 4.12	3.65 – 4.36

Continuity of the Fair value of the Warrant Liabilities	Three Months Ended December 31, 2021	Nine months Ended December 31, 2021	Three Months Ended December 31, 2020	Nine months Ended December 31, 2020
Opening	$7,495	$12,669	$28,030	$39,387
Increase (decrease) in fair value	(5,524)	(10,698)	(14,687)	(26,044)
Closing	$1,971	$1,971	$13,343	$13,343

11.CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of December 31, 2021, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

12.STOCKHOLDERS’ DEFICIT

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2021 and March 31, 2021:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding on December 31, 2021 and March 31, 2021.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding on December 31, 2021 and March 31, 2021.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 5,000,000,000 shares authorized: 280,888,346 and 177,714,055 shares issued and outstanding on December 31, 2021 and March 31, 2021, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On November 17, 2021, the Company issued 2,725,862 shares of common stock to satisfy obligations under share subscription agreements of $24,533 for settlement of convertible notes included in share subscriptions payable.

On November 29, 2021, the Company issued 3,061,224 shares of common stock to satisfy obligations under share subscription agreements of $26,633 for settlement of convertible notes included in share subscriptions payable.

On December 8, 2021, the Company issued 5,714,286 shares of common stock to satisfy obligations under share subscription agreements of $34,857 for settlement of convertible notes included in share subscriptions payable.

On December 21, 2021, the Company issued 4,114,815 shares of common stock to satisfy obligations under share subscription agreements of $24,689 for settlement of convertible notes included in share subscriptions payable.

Common Stock Payable

As at December 31, 2021, the Company had total subscriptions payable for 36,835,315 shares of common stock for $82,367 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $47,370 and shares of common stock for notes payable of $20,674.

13.RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2021 and March 31, 2021, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 5

Notes payable and notes payable – relate party – Note 6

14.SUBSEQUENT EVENTS

Common Stock Issued

On January 4, 2022, the Company issued 9,259,259 shares of common stock to satisfy obligations under share subscription agreements of $138,889 for settlement of convertible notes included in share subscriptions payable.

On January 5, 2022, the Company issued 7,818,519 shares of common stock to satisfy obligations under share subscription agreements of $73,494 for settlement of convertible notes included in share subscriptions payable.

On January 19, 2022, the Company issued 51,600,000 shares of common stock to satisfy obligations under share subscription agreements of $74,000 for cash included in share subscriptions payable.

On January 19, 2022, the Company issued 4,400,000 shares of common stock to satisfy obligations under share subscription agreements of $25,520 for settlement of services included in share subscriptions payable.

On January 21, 2022, the Company issued 1,000,000 shares of common stock to satisfy obligations under share subscription agreements of $6,900 for settlement of services included in share subscriptions payable.

On February 1, 2022, the Company issued 10,464,103 shares of common stock to satisfy obligations under share subscription agreements of $78,481 for settlement of convertible notes included in share subscriptions payable.

Common Stock Payable

As at February 4, 2022, the Company had total subscriptions payable for 1,635,315 shares of common stock for $28,366 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $27,530 and shares of common stock for notes payable of $20,673.

Sixth Street Lending LLC

On January 10, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing January 10, 2023, for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

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

Exploration at the Santa Elena project area has been systematically directed as initial surface geologic mapping and sampling with some ground geophysical surveys as electro magnetics and radiometric. Evaluation of results has led to continued production sampling with percussion drilling and diamond core drilling of portions of areas of interest. This resulted in 3 major geologic structures which are open pit mined and are the main source of production. The producing structures are all associated with mixed hydrothermal quartz vein fissure filling and orogenic thrust fault conduits and are in the order of 0.5 to 9 g/t gold. Additional structures are in the area and will soon be evaluated and brought to production. The exploration resulted in the discovery of three major targets on Mexus’ three of nine concessions located on the Santa Elena gold project. This resulted in the company opening 3 pits: Julio 1, Julio 2 and Mexus 3. Mineralized material was crushed to 1/2inch minus and transferred to the existing heap leach pad via a conveyor system. All three pits show mineable grade gold up to 1 oz. per ton. All 3 pits show a viable chemistry after running four months and testing an estimated 25,000 tons. As of December 31, 2021, the Company is producing ore from the Julio 1 pit which is the most cost effective to mine and has proven to be very productive leaching material.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and nine months ended December 31, 2021 and 2020. All amounts herein are in U.S. dollars.

Three months ended December 31, 2021 Compared with the Three months ended December 31, 2020

We had a net loss during the three months ended December 31, 2021 of $394,152 compared to a net loss of $1,152,375 during the same period in 2020. The decrease in net loss is primarily attributable to (i) a decrease in exploration costs of $22,681 (ii) an increase in the sale of gold of $46,230  (iii) a decrease in general and administrative expense of $14,006 (iv) a decrease in stock-based expense – consulting services of $568,725 (v) a decrease in interest expense of $141,293 and (vi) a decrease on loss on settlement of debt expense of $36,508. The decrease in the net loss is partially offset by a decrease in gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities of $74,169.

Operating Expenses

Total operating expenses decreased to $245,632 for three months ended December 31, 2021, compared to $897,274 for the three months ended December 31, 2020.  The decrease in operating expenses was primarily due an decrease in stock-based expense – consulting services.

For the three months ended December 31, 2021, the Company had recoveries from the sale of gold of $59,889 compared to $13,659 for the three months ended December 31, 2020. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $148,520 of other expense during the three months ended December 31, 2021 compared to $255,101 of other income during the same period in 2020.

The change in other income (expense) is mainly attributable to decrease in the gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities, a decrease in interest expense and a decrease in loss on settlement of debt.

Nine months ended December 31, 2021 Compared with the Nine months ended December 31, 2020

We had a net loss during the nine months ended December 31, 2021 of $2,087,717 compared to a net loss of $2,391,951 during the same period in 2020. The decrease in net loss is primarily attributable to (i) a decrease in exploration costs of $115,764 (ii) an increase in the sale of gold of $55  (iii) a decrease in general and administrative expense of $18,360 (iv) a decrease in interest expense of $480,151 and (v) a decrease on loss on settlement of debt expense of $218,359. The decrease in the net loss is partially offset by (i) an increase in stock-based expense – consulting services of $7,969 and (ii) a decrease in gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities of $527,190.

Operating Expenses

Total operating expenses decreased to $1,535,857 for nine months ended December 31, 2021, compared to $1,662,067 for the nine months ended December 31, 2020.  The decrease in operating expenses was primarily due an decrease in exploration costs and general and administrative costs.

For the nine months ended December 31, 2021, the Company had recoveries from the sale of gold of $145,625 compared to $145,570 for the nine months ended December 31, 2020. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $551,860 of other expense during the nine months ended December 31, 2021 compared to $729,884 of other income during the same period in 2020.

The change in other income (expense) is mainly attributable to decrease in the gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities, a decrease in interest expense and a decrease in loss on settlement of debt.

Liquidity and Capital Resources

On December 31, 2021, we had cash of $2,584 compared to cash of $8,081 on March 31, 2021.

Our property and equipment decreased to $240,005 on December 31, 2021, compared to $293,392 at March 31, 2021. The decrease in equipment is due to depreciation expense of $53,387 during the nine months ended December 31, 2021.

Our mineral properties remained unchanged at $829,947 on December 31, 2021 and March 31, 2021

Total assets decreased to $1,072,536 on December 31, 2021, compared to $1,131,420 on March 31, 2021.  The majority of the decrease in assets relates depreciation expense of $53,387 and decrease in cash of $5,497.

Our total liabilities increased to $2,896,006 as of December 31, 2021, compared to $2,632,722 as of March 31, 2021.  The increase in our total liabilities can be primarily attributed to an increase in accounts payable and convertible promissory notes payable.

Our working capital deficit on December 31, 2021 and March 31, 2021 is $2,893,422 and $2,624,641, respectively.

Our net cash used in operating activities for the nine months ended December 31, 2021 and 2020 is $509,497 and $626,513, respectively. Our net loss for the nine months ended December 31, 2021 of $2,087,717 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $53,387, loss on settlement of debt and accounts payable of $58,390, stock-based compensation – consulting services of $837,055 and non-cash interest expense of $661,535.

Our net cash (used in) provided by investing activities for the nine months ended December 31, 2021 and 2020 is $0 and $(49,000), respectively.

Our net cash provided by financing activities for the nine months ended December 31, 2021 and 2020 is $504,000 and $621,283, respectively, mainly due to issuance of convertible promissory notes and common stock.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2021 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2021: (i) appoint a financial expert and independent Directors to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 17, 2021, the Company issued 2,725,862 shares of common stock to satisfy obligations under share subscription agreements of $24,533 for settlement of convertible notes included in share subscriptions payable.

On November 29, 2021, the Company issued 3,061,224 shares of common stock to satisfy obligations under share subscription agreements of $26,633 for settlement of convertible notes included in share subscriptions payable.

On December 8, 2021, the Company issued 5,714,286 shares of common stock to satisfy obligations under share subscription agreements of $34,857 for settlement of convertible notes included in share subscriptions payable.

On December 21, 2021, the Company issued 4,114,815 shares of common stock to satisfy obligations under share subscription agreements of $24,689 for settlement of convertible notes included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On December 31, 2021 and March 31, 2021, the carrying value of the notes payable totaled $1,158,147 (net of unamortized debt discount of $0) and $1,232,576 (net of unamortized debt discount of $0), respectively. On December 31, 2021 and 2020, notes payable – related party of $141,169 and $141,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum. On December 31, 2021, $1,359,316 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

On December 31, 2021 and March 31, 2021, accrued interest of $296,155 and $214,744, respectively, is included in accounts payable and accrued liabilities.

On December 31, 2021 and March 31, 2021, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of December 31, 2021, the Company has not made the scheduled payments and is in default on this promissory note.  The default rate on the notes is seven percent.  On December 31, 2021 and March 31, 2021, accrued interest of $52,174 and $46,351, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at December 31, 2021 (unaudited) and March 31, 2021

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2021 and 2020 (unaudited)

Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended December 31, 2021 and 2020 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and 2020 (unaudited)

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

February 14, 2022

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director