Form 10-K
period 2022-03-31
Mexus Gold US
filed 2022-07-27
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

___________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  No☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  Yes ☐

1 | Page

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 30, 2021, based upon the closing price of the common stock as reported by finance.yahoo.com on such date, was approximately $3,744,572. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of July 25, 2022, there were 559,949,842 shares of our common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

2 | Page

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

3 | Page

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

Exploration at the Santa Elena project area has been systematically directed as initial surface geologic mapping and sampling with some ground geophysical surveys as electro magnetics and radiometric. Evaluation of results has led to continued production sampling with percussion drilling and diamond core drilling of portions of areas of interest. This resulted in 3 major geologic structures which are open pit mined and are the main source of production. The producing structures are all associated with mixed hydrothermal quartz vein fissure filling and orogenic thrust fault conduits and are in the order of 0.5 to 9 g/t gold. Additional structures are in the area and will soon be evaluated and brought to production. The exploration resulted in the discovery of three major targets on Mexus’ three of nine concessions located on the Santa Elena gold project. This resulted in the company opening 3 pits: Julio 1, Julio 2 and Mexus 3. Mineralized material was crushed to 1/2inch minus and transferred to the existing heap leach pad via a conveyor system. All three pits show mineable grade gold up to 1 oz. per ton. All 3 pits show a viable chemistry after running four months and testing an estimated 25,000 tons. As of March 31, 2022, the Company is producing ore from the Julio 1 pit which is the most cost effective to mine and has proven to be very productive leaching material.

4 | Page

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

The Company has all the necessary mining, crushing and recovery equipment to mine 3000 tons a week. Future plans include the development and expansion of the Santa Elena gold project.

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

5 | Page

Non-Material Mining Properties

San Felix Mine Project (formerly known as the Mexus-Trinidad Joint Venture)

In March, 2014, we sold our 50% interest in the Joint Venture to Atzek Mineral S.A. de C.V (“Atzek”). Atzek is currently in default of the sale agreement.

Effective January 13, 2017, our wholly owned subsidiary, Mexus Gold Mining, S.A. de C.V., entered into a purchase agreement with Jesus Leopoldo Felix Mazon, Leonardo Elias Jaime Perez, ancud Elia Lizardi Perez, wherein we purchased a 50% interest in the “San Felix” mining site located in the La Alameda area of Caborca, State of Sonora, Mexico.   The remaining 50% of the site is owned jointly by Mar Holdings S.A. de C.V. and Marco Antonio Martinez Mora.  The San Felix mining site contains seven (7) concessions over an area of approximately 26,000 acres. During the year ended March 31, 2018, the Company recorded an impairment of mineral property for the San Felix Project of $75,000 because the payment of $500,000 installment due on August 13, 2017 was not executed in accordance with the purchase agreement pending the receipt of certain required instruments from the Grantor by the Company.

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

6 | Page

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

7 | Page

FIGURE 1 – SANTA ELENA PROJECT LOCATION MAP

8 | Page

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

9 | Page

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

10 | Page

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

11 | Page

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

12 | Page

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

13 | Page

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

14 | Page

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

15 | Page

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

Item 1B.  Unresolved Staff Comments.

None

16 | Page

Item 2.  Properties

Real Property

At present, we do not own any property.  Our business office is located at 13601 East River Road, Sacramento, CA 95690, in a leased facility where we have local access to all commercial freight systems. The current retail facility is approximately 5,000 square feet of building and one acre of concrete padded yard. This facility contains our administrative and sales as well as our manufacturing facility.  Monthly rent is $4,091 and the lease term is month to month.

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

	High $	Low $

For the Fiscal Year Ended March 31, 2022

Fourth Quarter ended March 31, 2022	0.0236	0.0040
Third Quarter ended December 31, 2021	0.0161	0.0039
Second Quarter ended September 30, 2021	0.0345	0.0105
First Quarter ended June 30, 2021	0.0450	0.0184

For the Fiscal Year Ended March 31, 2021

Fourth Quarter ended March 31, 2021	0.0360	0.0201
Third Quarter ended December 31, 2020	0.0760	0.0254
Second Quarter ended September 30, 2020	0.1600	0.0580
First Quarter ended June 30, 2020	0.0900	0.0380

As of July 25, 2022, we had 559,949,842 shares of our common stock issued and outstanding, of which 283,068,929 shares were restricted.  The closing price of our common stock on July 25, 2022, was $0.0025.

17 | Page

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

18 | Page

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2022 and 2021, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2022 and 2021. All amounts herein are in U.S. dollars.

19 | Page

Year Ended March 31, 2022 Compared with the Year Ended March 31, 2021

We had a net loss during the year ended March 31, 2022 of $2,580,694 compared to a net loss of $3,332,130 during the same period in 2021. The decrease in net loss is primarily attributable (i) a decrease in exploration costs of $125,199 (ii) a decrease in stock-based compensation – consulting services of $425,902 (iii) a decrease in interest expense of $612,428 (iv) a decrease in general and administration expense of $104,775 and (v) an increase in the sale of gold of $21,323. The decrease in the net loss is partially offset by a decrease in gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities of $545,741.

Operating Expenses

Total operating expenses decreased to $1,682,867 for year ended March 31, 2022, compared to $2,360,066 for the year ended March 31, 2021.  The decrease in operating expenses was primarily due to a decrease in stock-based expense – consulting services,

For the year ended March 31, 2022, the Company had recoveries from the sale of gold of $172,683 compared to $151,360 for the year ended March 31, 2021. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $897,827 of other expense during the year ended March 31, 2022 compared to $972,064 of other income during the same period in 2021.

The change in other income (expense) is mainly attributable to an decrease in the gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities and a decrease in interest expense.

Liquidity and Capital Resources

On March 31, 2022, we had cash of $7,174 compared to cash of $8,081 on March 31, 2021.

Our property and equipment decreased to $221,457 at March 31, 2022, compared to $293,392 at March 31, 2021. The decrease in equipment is largely due to depreciation expense of $70,368 during the year ended March 31, 2022 and sale of equipment of $6,357.

Our mineral properties remained unchanged at $829,947 on March 31, 2022 and 2021.

Total assets decreased to $1,058,578 on March 31, 2022, compared to $1,131,420 on March 31, 2021.  The majority of the decrease in assets relates to a depreciation expense of $70,368 during the year ended March 31, 2022.

Our total liabilities increased to $2,802,972 as of March 31, 2022, compared to $2,632,722 as of March 31, 2021.  The increase in our total liabilities can be primarily attributed to an increase in accounts payable and notes payable.

Our working capital deficit on March 31, 2022 and 2021 is $2,795,798 and $2,624,641, respectively.

Our net cash used in operating activities for the year ended March 31, 2022 and 2021 is $681,264 and $799,875, respectively. Our net loss for the year ended March 31, 2022 of $2,580,694 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $70,368, loss on settlement of debt and accounts payable of $329,401, stock-based compensation – consulting services of $886,975 and, non-cash interest expense of $835,320.

Our net cash (used in) provided by investing activities for the year ended March 31, 2022 and 2021 is $6,357 and $(49,000), respectively, mainly due to sale and the purchase of equipment.

20 | Page

Our net cash provided by financing activities for the year ended March 31, 2022 and 2021 is $674,000 and $792,783, respectively, mainly due to issuance of notes payable, convertible promissory notes and common stock.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the year ended March 31, 2022, the Company incurred a net loss of $2,580,694 and used cash in operating activities of $681,264, and on March 31, 2022, had an accumulated deficit of $38,258,492. On March 31, 2022, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

21 | Page

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

22 | Page

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2022, the Company's internal control over financial reporting was not effective.

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

23 | Page

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

The background of our sole director/executive officer is as follows:

Paul D. Thompson

Mr. Paul D. Thompson is our sole director and officer acting in the capacity of Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Thompson is 78 years old and has been involved in mining and the construction of mining equipment since 1959.  Past mining companies which Mr. Thompson has established and operated include:  Thompson Mining Corp. which developed mining and milling prospects; Thompson Yellow Jacket Mining which performed underground mining and milling; and Golden Eagle Mining Corp. which performed drilling and exploration.  Mr. Thompson’s past mining activities include the Centennial Mine Project; the Otter Creek (placer) Project; and the "Big Hole" project on the Cosumnes River all located in El Dorado County, California.  In addition, during the late 1980’s Mr. Thompson successfully developed the Crystal Caves Mobil Home Park in South El Dorado County.  In Virginia City, Nevada, Mr. Thompson constructed a fully operating 1860's style 2 stamp mill for crushing and processing gold as an ongoing business to educate people on how gold was historically processed.   In addition, for the past three years, Mr. Thompson has been conducting mineral exploration in Sonora, Mexico resulting in the acquisition of approximately 9,000 hectares of claims and six mining concessions.

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

24 | Page

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2022, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

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

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal	Year			Stock	Option	Plan	Compensation	Compen
Position	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Paul D. Thompson	2022	$180,000	$0	$324,800	$0	$0	$0	$0	$504,800
President, Chief Executive Officer, Chief Financial Officer, and Secretary, and Director	2021	$180,000	$0	$207,500	$0	$0	$0	$0	$387,500

Employment Agreements

On March 31, 2022, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter.

25 | Page

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 559,949,842 issued and outstanding shares of our common stock as of July 25, 2022, by the following persons:

• each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

• each of our directors and executive officers; and

• all of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Paul D. Thompson(1)	40,733,696(2)(3)(4)	7.1%
William James McCreary(5)	99,600,798	17.8%
All Officers and Directors as Group	40,733,696	7.1%
Total	140,334,494	24.6%

(1)1805 N. Carson Street, Suite 150, Carson City, NV 89701.

(2)Includes 30,685,861 shares of common stock held by Mr. Thompson individually; 33,000 shares of common stock held by Tioga Gold, Inc.; 9,146 shares of common stock held by Mexus Gold Mining S.A. C.V.; and 5,689 shares of common stock held by Mexus Gold International.

(3)Mr. Thompson owns 1,000,000 shares of our Series A Convertible Preferred Stock, $.001 par value. Each share of our Series A Convertible Preferred Stock converts into 10 shares of our common stock.  Assuming Mr. Thompson converted 100% of the Series A Convertible Preferred Stock held by him into shares of common stock, he would hold and additional 10,000,000 shares of common stock and a grand total of 40,733,696 shares of commons stock or approximately 7.1% of our issued and outstanding shares of common stock.

(4)Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Convertible Preferred Stock and common stock on a fully-diluted basis; and (c) 0.000006.  Accordingly, on any stockholders’ vote, Mr. Thompson has a total of 3,359,699,052 votes, and far greater than 50% of the issued and outstanding voting stock of the company.

(5)PO Box 465, Fairfield, CA 94533

26 | Page

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

None.

Transactions with Promoters

None.

Item 14.  Principal Accounting Fees and Services.

Appointment of Auditors

Our Board of Directors selected RBSM LLP (“RBSM LLP”) as our auditors for the years ended March 31, 2022 and 2021.

Audit Fees

RBSM LLP billed us $72,500 in audit fees during the year ended March 31, 2022.

RBSM LLP billed us $76,500 in audit fees during the year ended March 31, 2021.

Audit-Related Fees

We did not pay any fees to RBSM LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2022 and 2021.

Tax and All Other Fees

RBSM LLP billed us $0 for tax compliance, tax advice, tax planning or other work during our fiscal year ending March 31, 2022.

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

With respect to the audit of our financial statements as of March 31, 2022 and  2021, and for the years then ended, none of the hours expended on RBSM LLP’s engagement to audit those financial statements were attributed to work by persons other than RBSM LLPs full-time, permanent employees.

27 | Page

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 31, 2022 and 2021

Consolidated Statements of Operations for the years ended March 31, 2022 and 2021

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021

Notes to Consolidated Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Colorado on June 22, 1990	3.1	10-SB	1/24/2007

Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Colorado on October 17, 2006	3.2	10-SB	1/24/2007

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on January 25, 2007	3.3	10KSB	6/29/2007

Articles of Incorporation filed with the Secretary of State of Nevada on October 1, 2009	3.4	10-K	7/27/2016

Certificate of Amendment filed with the Secretary of State of Nevada on March 9, 2016	3.5	10-K	7/27/2016

Certificate of Designation filed with the Secretary of State of Nevada on August 8, 2011	3.6	10-K	7/27/2016

Certificate of Amendment to Articles of Incorporation filed with the Secretary of the State of Nevada on October 6, 2020	3.7	8-K	10/13/2020

Amended and Restated Bylaws dated December 30, 2005	3.8	10-SB	1/24/2007

Paul Thompson Sr. Compensation Letter dated March 31, 2022	10.1			X

28 | Page

Code of Ethics	14.1	10-KSB	6/29/2007

Subsidiaries of the Registrant	21.1			X

Consent of Independent Registered Public Accounting Firm	23.1			X

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1			X

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1			X

Caborca Preliminary Report and First Stage Mapping	99.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

29 | Page

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

Signatures	Title	Date

/s/ Paul D. Thompson Sr.	Chief Executive Officer	July 27, 2022
Paul D. Thompson Sr.	Chief Financial Officer
Principal Executive Officer
Principal Financial Officer
President
Secretary
Director

30 | Page

MEXUS GOLD US AND SUBSIDARIES
CONSOLIDATED FINANCIAL STATEMENTS
(AN EXPLORATION STAGE COMPANY)
March 31, 2022 and 2021

31 | Page

805 Third Avenue New York, NY 10022 Tel. 212.838.5100 Fax 212.838.2676 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mexus Gold US. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mexus Gold US. and subsidiaries (The “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two year period ended March 31, 2022 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and 2021 and the consolidated results of its operations and its cash flows for each of the years in the two year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses. At March 31, 2022, the Company is in the exploration stage, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ RBSM LLP

We have served as the Company’s auditor since 2015. PCAOB ID 587
New York, New York
July 27, 2022

New York | Washington, DC | California | Nevada

China | India | Greece

Member of ANTEA International with offices worldwide

F-1 | Page

MEXUS GOLD US AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	March 31, 2021
ASSETS
CURRENT ASSETS
Cash	$7,174	$ 8,081
TOTAL CURRENT ASSETS	7,174	8,081

FIXED ASSETS
Property and equipment, net of accumulated depreciation	221,457	293,392
TOTAL FIXED ASSETS	221,457	293,392

OTHER ASSETS
Property costs	829,947	829,947
TOTAL OTHER ASSETS	829,947	829,947

TOTAL ASSETS	$1,058,578	$1,131,420

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$582,762	$ 456,707
Accounts payable - related party	453,971	428,102
Notes payable (net of unamortized debt discount of $0 and $0, respectively)	1,169,147	1,232,576
Notes payable - related party	141,169	141,169
Promissory notes	65,000	65,000
Convertible promissory note (net of unamortized debt discount of $212,627 and $223,437, respectively)	227,509	157,960
Convertible promissory note derivative liabilities	163,230	138,539
Warrant derivative liabilities	184	12,669
TOTAL CURRENT LIABILITIES	2,802,972	2,632,722

TOTAL LIABILITIES	2,802,972	2,632,722

CONTINGENT LIABILITIES (Note 12)

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
5,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2021)	1,000	1,000
400,659,071 shares of Common Stock (177,714,055 - March 31, 2021)	400,659	177,714
Additional paid-in capital	35,962,118	33,775,064
Share subscription payable	150,321	222,718
Accumulated deficit	(38,258,492)	(35,677,798)
TOTAL STOCKHOLDERS' DEFICIT	(1,744,394)	(1,501,302)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,058,578	$1,131,420

The accompanying notes are an integral part of these consolidated financial statements.

F-2 | Page

MEXUS GOLD US AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2022	2021
EXPENSES
Exploration (net of sale of gold of $172,683 and $151,360 for the year ended March 31, 2022 and 2021, respectively)	231,793	378,315
General and administrative	564,099	668,874
Stock-based expense - consulting services	886,975	1,312,877
Total operating expenses	1,682,867	2,360,066

OTHER INCOME (EXPENSE)
Foreign exchange	(8,018)	(15,927)
Interest	(835,320)	(1,447,748)
Gain on sale of equipment	4,790	-
Loss on settlement of debt	(329,401)	(324,252)
Gain on change in fair value and settlement of convertible promissory notes and derivative liabilities	270,122	815,863
Total other expense	(897,827)	(972,064)

NET LOSS BEFORE PROVISION FOR TAX	(2,580,694)	(3,332,130)

Income tax	-	-

NET LOSS	$ (2,580,694)	$ (3,332,130)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	261,839,072	116,921,916

The accompanying notes are an integral part of these consolidated financial statements.

F-3 | Page

MEXUS GOLD US AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Year Ended March 31, 2022

	Preferred Stock		Series A Preferred Stock		Common Stock			Share		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Payable	Accumulated Deficit	Stockholders' Deficit

Balance, March 31, 2021	-	$-	1,000,000	$1,000	177,714,055	$177,714	$33,775,064	$222,718	$(35,677,798)	$(1,501,302)

Shares issued for services	-	-	-	-	44,560,000	44,560	906,312	(63,897)	-	886,975
Shares issued for cash	-	-	-	-	68,169,435	68,169	178,831	(8,500)	-	238,500
Shares issued for note principal and interest	-	-	-	-	9,696,958	9,697	159,464	-	-	169,161
Shares issued for convertible notes principal and interest	-	-	-	-	82,193,123	82,193	854,983	-	-	937,176
Shares issued for the settlement of warrants					18,325,500	18,326	82,464			100,790
Beneficial conversion feature	-	-	-	-	-	-	5,000	-	-	5,000
Net loss	-	-	-	-	-	-	-	-	(2,580,694)	(2,580,694)
Balance, March 31, 2022	-	$-	1,000,000	$1,000	400,659,071	$400,659	$35,962,118	$150,321	$(38,258,492)	$(1,744,394)

Year Ended March 31, 2021

Balance, March 31, 2020	-	$-	1,000,000	$1,000	79,699,130	$79,699	$30,382,200	$327,807	$(32,345,668)	$(1,554,962)

Rounding - Reverse Stock Split	-	-	-	-	150	-	-	-	-	-
Shares issued for services	-	-	-	-	37,546,152	37,546	1,338,426	(63,095)	-	1,312,877
Shares issued for cash	-	-	-	-	22,972,509	22,973	453,181	(17,516)	-	458,638
Shares issued for equipment	-	-	-	-	638,889	639	46,639	(47,278)	-	-
Shares issued for accounts payable - related party	-	-	-	-	1,136,364	1,136	48,864	-	-	50,000
Shares issued for note principal and interest	-	-	-	-	1,391,667	1,392	51,408	22,800	-	75,600
Shares issued for convertible notes principal and interest	-	-	-	-	34,329,194	34,329	1,454,346	-	-	1,488,675
Net loss	-	-	-	-	-	-	-	-	(3,332,130)	(3,332,130)
Balance, March 31, 2021	-	$-	1,000,000	$1,000	177,714,055	$177,714	$33,775,064	$222,718	$(35,677,798)	$(1,501,302)

The accompanying notes are an integral part of these consolidated financial statements.

F-4 | Page

MEXUS GOLD US AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,580,694)	$(3,332,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,368	86,496
Loss on settlement of debt and accounts payable	329,401	324,252
Stock-based compensation - consulting services	886,975	1,312,877
Non cash Interest expense	835,320	1,325,732
Gain on sale of equipment	(4,790)	-
Gain on change in fair value of derivative instruments	(270,122)	(815,863)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities, including related parties	52,278	298,761
NET CASH USED IN OPERTATING ACTIVITIES	(681,264)	(799,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(49,000)
Proceeds from disposition	6,357	-
NET CASH USED IN INVESTING ACTIVITES	6,357	(49,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	47,000	65,000
Proceeds from issuance of notes payable - related party	-	3,000
Payment of notes payable	(31,000)	(32,000)
Proceeds from the issuance of convertible promissory notes	419,500	477,000
Repayment of convertible promissory note	-	(178,855)
Proceeds from issuance of common stock, net	238,500	458,638
NET CASH PROVIDED BY FINANCING ACTIVITIES	674,000	792,783

DECREASE IN CASH	(907)	(56,092)

CASH, BEGINNING OF PERIOD	8,081	64,173

CASH, END OF PERIOD	$7,174	$8,081

Supplemental disclosure of cash flow information:
Interest paid	$2,000	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for settlement of notes payable and interest	$169,161	$75,600
Shares issued for settlement of convertible notes	$937,176	$1,488,675
Shares issued for settlement of warrants	$100,790	$-
Shares issued to settle accounts payable - related party	$-	$50,000
Note payable issued to settle accounts payable and accrued interest	$-	$94,216
Shares issued in conjunction with the issuance of notes payable	$-	$71,800
Initial value of embedded derivative liability	$283,842	$441,021
Beneficial conversion feature	$5,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

F-5 | Page

MEXUS GOLD US AND SUBSIDARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the year ended March 31, 2022, the Company incurred a net loss of $2,580,694 and used cash in operating activities of $681,264, and on March 31, 2022, had an accumulated deficit of $38,258,492. On March 31, 2022, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. Certain 2021 financial statement amounts have been reclassified to conform to the financial statement presentation adopted in the current year.

These accounting policies conform to accounting principles generally accepted in the United States of America and are presented in U.S. dollars.

F-6 | Page

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

F-7 | Page

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

F-8 | Page

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Mexican Pesos. The Company has not, as of the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. For the years ended March 31, 2022 and 2021, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2022 and 2021, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

F-9 | Page

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

On March 31, 2022 and 2021, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	March 31, 2022	March 31, 2021
Common stock issuable upon conversion of notes payable and convertible notes payable	63,521,110	16,317,058
Common stock issuable upon conversion of warrants	110,000	610,000
Common stock issuable to satisfy stock payable obligations	18,085,315	6,645,315
Common stock issuable upon conversion of Series A Preferred Stock	1,000,000	1,000,000
Total	82,716,425	24,572,373

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

4.MINERAL PROPERTIES AND EXPLORATION COSTS

The following is a continuity of mineral property acquisition costs capitalized on the consolidated balance sheets during the years ended March 31, 2022 and 2021:

	Balance March 31, 2021	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2022
Ures Property (a)	$-	$-	$-	$-	$-
Santa Elena Mine (b)	505,947	-	-	-	505,947
San Felix Project (c)	-	-	-	-	-
Project Mabel (d)	324,000	-	-	-	324,000
	$829,947	$-	$-	$-	$829,947

F-10 | Page

	Balance March 31, 2020	Cash Payments	Share-based Payments	Impairment	Balance March 31, 2021
Ures Property (a)	$-	$-	$-	$-	$-
Santa Elena Mine (b)	505,947	-	-	-	505,947
San Felix Project (c)	-	-	-	-	-
Project Mabel (d)	324,000				324,000
	$829,947	$-	$-	$-	$829,947

The following is a continuity of exploration costs expensed in the consolidated statements of operation:

	Balance March 31, 2021	Cash Payments	Share-based Payments	Balance March 31, 2022
Ures Property (a)	$2,289,780	$26,539	$48,075	$2,364,394
Santa Elena Mine (b)	6,778,952	377,937	-	7,156,889
	$9,068,732	$404,476	$48,075	$9,521,283

	Balance March 31, 2020	Cash Payments	Share-based Payments	Balance March 31, 2021
Ures Property (a)	$2,111,305	$11,140	$167,335	$2,289,780
Santa Elena Mine (b)	6,260,416	518,536	-	6,778,952
	$8,371,721	$529,676	$167,335	$9,068,732

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

F-11 | Page

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

5.PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	March 31, 2022 Net Book Value	March 31, 2021 Net Book Value
Mining tools and equipment	$1,866,178	$1,645,620	$220,558	$286,860
Vehicles	178,810	177,911	899	6,532
	$2,044,988	$1,823,531	$221,457	$293,392

Depreciation expense for year ended March 31, 2022 and 2021 was $70,368 and $86,496, respectively.

F-12 | Page

6.ACCOUNTS PAYABLE – RELATED PARTIES

During the years ended March 31, 2022 and 2021, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $48,000 and $45,600, respectively.  On March 31, 2022 and 2021, $182,619 and $147,153 for this obligation is outstanding, respectively.

Compensation

On March 31, 2022, the Company entered into a compensation agreement with Paul D. Thompson Sr., the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock, cash payment or deferred payment in stock or cash. In addition. Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. On March 31, 2022 and 2021, $271,352 and $280,949 of compensation due is included in accounts payable – related party, respectively and $10,400 for 2,000,000 shares and $51,400 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

7.NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

During the year ended March 31, 2022, the Company issued the following notes payable:

i)On November 10, 2021, the Company issued a promissory note for cash with $16,000 in principal that earns interest at 12% per annum and due on December 1, 2021.

ii)On December 20, 2021, the Company issued a promissory note for cash with $5,000 in principal. The Company will repay $5,500 in cash when the next convertible promissory note is issued.

iii)On January 27, 2022, the Company issued a promissory note for cash with $6,000 in principal that earns interest at 12% per annum and due on July 27, 2022.

iv)On February 1, 2022, the Company issued a promissory note for cash with $15,000 in principal that earns interest of $2,000 and is due upon receipt of cash from the sale of gold. This note was repaid in full on March 24, 2022.

v)On February 28, 2022, the Company issued a promissory note for cash with $5,000 in principal that earns interest at 12% per annum and is due upon receipt of cash from the sale of gold.

During the years ended March 31, 2022 and 2021, note principal and interest of $156,641 (principal of $152,514 and interest of $4,127) and $2,000, respectively, was paid through the issuance of 8,416,395 shares and 50,000 shares of common stock, respectively.  In addition, for years ended March 31 2022 and 2021, the Company paid $31,000 and $32,000 in cash, respectively, to settle debt.

On March 31, 2022 and 2021, the carrying value of the notes payable totaled $1,169,147 (net of unamortized debt discount of $0) and $1,232,576 (net of unamortized debt discount of $0), respectively.

Notes payable – related party – On March 31, 2022 and 2021, notes payable – related party of $141,169 and $141,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum.

Interest and amortization of debt discount was $77,211 and $366,927 for the years ended March 31, 2022 and 2021, respectively.

On March 31, 2022 and 2021, accrued interest of $323,133 and $214,744, respectively, is included in accounts payable and accrued liabilities.

On March 31, 2022, $1,359,316 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes. The amount by which the if-converted value of notes payable exceeds principal of notes payable at March 31, 2022 is $5,677.

F-13 | Page

8.PROMISSORY NOTES

On March 31, 2022 and 2021, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of March 31, 2022, the Company has not made the scheduled payments and is in default on this promissory note.  The default rate on the notes is seven percent.  On March 31, 2022 and 2021, accrued interest of $54,146 and $46,351, respectively, is included in accounts payable and accrued liabilities.

9.CONVERTIBLE PROMISSORY NOTES

Power Up Lending Group Ltd.

On October 3, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $82,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing August 15, 2020 for $80,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $50,377 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 170 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2020, the Note is recorded at an accreted value of $112,736 less unamortized debt discount of $20,352. From April 13, 2020 to April 22, 2020, the Company issued 2,489,415 shares of common stock of the Company with the fair value $154,491 to the Holder to fully settle the Note resulting in a loss on settlement of $19,953. Interest and amortization of debt discount was $0 and $42,155 for the years ended March 31, 2022 and 2021, respectively.

On December 12, 2019, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $57,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing September 15, 2020 for $55,000 in cash. After 170 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $49,646 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2020, the Note is recorded at an accreted value of $70,450 less unamortized debt discount of $29,013. From June 17, 2020 to June 24, 2020, the Company issued 1,935,938 shares of common stock of the Company with the fair value $137,709 to the Holder to fully settle the Note resulting in a loss on settlement of $43,940. Interest and amortization of debt discount was $0 and $52,332 for the year ended March 31, 2022 and 2021, respectively.

On March 2, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing December 15, 2020 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The

F-14 | Page

Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $70,613 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2020, the Note is recorded at an accreted value of $53,617 less unamortized debt discount of $44,714. From September 8, 2020 to September 17, 2020, the Company issued 1,114,824 shares of common stock of the Company with the fair value $90,894 to the Holder to fully settle the Note resulting in a loss on settlement of $5,278. Interest and amortization of debt discount was $0 and $76,712 for the year ended March 31, 2022 and 2021, respectively.

On March 26, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing January 15, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $38,003 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2020, the Note is recorded at an accreted value of $40,495 less unamortized debt discount of $37,311. From October 2, 2020 to October 15, 2020, the Company issued 1,357,488 shares of common stock of the Company with the fair value $85,374 to the Holder to fully settle the Note resulting in a loss on settlement of $16,067 Interest and amortization of debt discount was $0 and $66,129 for the years ended March 31, 2022 and 2021, respectively.

On June 9, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing April 1, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $67,285, of which $50,000 was recorded as debt discount and the remainder of $17,285 was recorded expensed and included in gain (loss) on derivative liability.  The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From December 15, 2020 to December 18, 2020, the Company issued 3,399,082 shares of common stock of the Company with the fair value $105,588 to the Holder to fully settle the Note resulting in a loss on settlement of $14,359. Interest and amortization of debt discount was $0 and $91,230 for the years ended March 31, 2022 and 2021, respectively.

On July 17, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $42,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing May 17, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original

F-15 | Page

principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From January 22, 2021 to January 26, 2021, the Company issued 3,604,000 shares of common stock of the Company with the fair value $90,943 to Power Up Lending Group Ltd. to fully settle the Note resulting in a loss on settlement of $21,635. Interest and amortization of debt discount was $0 and $60,913 for the years ended March 31, 2022 and 2021, respectively.

On September 17, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $47,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing September 17, 2021 for $45,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From March 23, 2021 to March 30, 2021, the Company issued 3,120,495 shares of common stock of the Company with the fair value $86,666 to Power Up Lending Group Ltd. to fully settle the Note resulting in a loss on settlement of $9,205. Interest and amortization of debt discount was $0 and $66,222 for the years ended March 31, 2022 and 2021, respectively.

.

On October 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing October 15, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $11,818 (accreted value of $80,769 less debt discount of $68,951). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.  On March 31, 2021, the Note is recorded at an accreted value of $47,801 ($85,205 less unamortized debt discount of $37,404). From April 22, 2021 to April 30, 2021, the Company issued 4,274,515 shares of common stock of the Company with the fair value $102,609 to the Holder to fully settle the Note resulting in a loss on settlement of $16,993. Interest and amortization of debt discount was $37,815 and $35,982 for the years ended March 31, 2022 and 2021, respectively.

On December 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing December 15, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $6,797 (accreted value of $66,923 less debt discount of $60,126). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $26,590 ($69,255 less unamortized debt discount of $42,665). From June 16, 2021 to June 18, 2021, the Company issued 2,891,728 shares of common stock of the Company with the fair value $82,483 to the Holder to fully settle the Note resulting in a loss on settlement of $11,544. Interest and amortization of debt discount was $44,348 and $19,790 for the years ended March 31, 2022 and 2021, respectively.

F-16 | Page

On January 20, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing January 20, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $0 (accreted value of $66,923 less debt discount of $66,923). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $11,364 ($68,463 less unamortized debt discount of $57,099). From July 26, 2021 to August 9, 2021, the Company issued 3,137,298 shares of common stock of the Company with the fair value $73,615 to the Holder to fully settle the Note resulting in a loss on settlement of $2,677. Interest and amortization of debt discount was $59,574 and $15,089 for the years ended March 31, 2022 and 2021, respectively.

On March 1, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing March 1, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $1,453 (accreted value of $59,231 less debt discount of $57,778). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $6,786 ($59,815 less unamortized debt discount of $53,029), respectively. From September 7, 2021 to September 14, 2021, the Company issued 4,877,232 shares of common stock of the Company with the fair value $82,985 to the Holder to fully settle the Note resulting in a loss on settlement of $20,201. Interest and amortization of debt discount was $55,999 and $5,333 for the years ended March 31, 2022 and 2021, respectively.

On April 5, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $40,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 5, 2022 for $36,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $13,462 (accreted value of $61,538 less debt discount of $48,076).The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From October 6, 2021 to October 19, 2021, the Company issued 4,719,595 shares of common stock of the Company with the fair value $68,615 to the Holder to fully settle the Note resulting in a loss on settlement of $3,385. Interest and amortization of debt discount was $51,769 and $0 for the years ended March 31, 2022 and 2021, respectively.

On April 29, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 29, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception,

F-17 | Page

the carrying value of the Note was $12,600 (accreted value of $59,231 less debt discount of $46,631). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From November 3, 2021 to November 16, 2021, the Company issued 6,457,205 shares of common stock of the Company with the fair value $61,846 to the Holder to fully settle the Note resulting in a gain on settlement of $939. Interest and amortization of debt discount was $50,184 and $0 for the years ended March 31, 2022 and 2021, respectively.

On May 20, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing May 20, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $11,694 (accreted value of $66,923 less debt discount of $55,229). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From November 26, 2021 to December 21, 2021, the Company issued 12,890,325 shares of common stock of the Company with the fair value $86,179 to the Holder to fully settle the Note resulting in a loss on settlement of $15,241. Interest and amortization of debt discount was $59,244 and $0 for the years ended March 31, 2022 and 2021, respectively.

On June 14, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing June 14, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $10,341 (accreted value of $66,923 less debt discount of $56,582). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From January 4, 2022 to January 5, 2022, the Company issued 17,077,778 shares of common stock of the Company with the fair value $212,383 to the Holder to fully settle the Note resulting in a loss on settlement of $141,444. Interest and amortization of debt discount was $60,598 and $0 for the years ended March 31, 2022 and 2021, respectively.

On July 28, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing July 28, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $15,712 (accreted value of $59,231 less debt discount of $43,519). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On February 1, 2022, the Company issued 10,464,103 shares of common stock of the Company with the fair value $78,481 to the Holder to fully settle the Note

F-18 | Page

resulting in a loss on settlement of $15,696. Interest and amortization of debt discount was $47,072 and $0 for the years ended March 31, 2022 and 2021, respectively.

On August 17, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $45,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing August 17, 2022 for $41,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $21,454 (accreted value of $69,231 less debt discount of $47,019). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From February 18, 2022 to March 10, 2022, the Company issued 15,403,344 shares of common stock of the Company with the fair value $87,980 to the Holder to fully settle the Note resulting in a loss on settlement of $14,595. Interest and amortization of debt discount was $51,172 and $0 for the years ended March 31, 2022 and 2021, respectively.

On October 5, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing October 5, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $15,964 (accreted value of $59,231 less debt discount of $43,267). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2022, the Note is recorded at an accreted value of $40,392 ($48,500 less unamortized debt discount of $8,108). Interest and amortization of debt discount was $24,429 and $0 for the years ended March 31, 2022 and 2021, respectively.

Sixth Street Lending LLC

On December 7, 2021, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing December 7, 2022, for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $17,365 (accreted value of $59,231 less debt discount of $41,866). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2022, the Note is recorded at an accreted value of $32,661 ($43,695 less unamortized debt discount of $11,034). Interest and amortization of debt discount was $15,296 and $0 for the years ended March 31, 2022 and 2021, respectively.

On January 10, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing January 10, 2023, for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices

F-19 | Page

during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $34,059, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2022, the Note is recorded at an accreted value of $21,067 ($46,894 less unamortized debt discount of $25,827). Interest and amortization of debt discount was $15,126 and $0 for the years ended March 31, 2022 and 2021, respectively.

On February 11, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $40,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing February 11, 2023, for $36,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $34,920, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2022, the Note is recorded at an accreted value of $10,436 ($40,303 less unamortized debt discount of $29,867). Interest and amortization of debt discount was $8,856 and $0 for the years ended March 31, 2022 and 2021, respectively.

On March 9, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $48,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing March 9, 2023, for $45,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $36,212, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2022, the Note is recorded at an accreted value of $13,295 ($47,114 less unamortized debt discount of $33,819). Interest and amortization of debt discount was $4,507 and $0 for the years ended March 31, 2022 and 2021, respectively.

JSJ Investments Inc.

On September 16, 2019, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $142,000 less debt discount of $17,000 bearing a 6% annual interest rate and maturing September 16, 2020 for $125,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $103,604 which was recorded as a debt discount. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days

F-20 | Page

and 180 days at 135% of the original principal amount plus interest. On March 31, 2020, the Note is recorded at an accreted value of $173,230 less unamortized debt discount of $38,689. Thereafter, the Company does not have the right of prepayment. From April 15, 2020 to April 29, 2020, the Company issued 5,595,893 shares of common stock of the Company with the fair value $305,082 to the Holder to fully settle the Note resulting in a loss on settlement of $78,158. Interest and amortization of debt discount was $0 and $92,381 for the years ended March 31, 2022 and 2021, respectively.

On June 9, 2020, the Company issued a Convertible Promissory Note (“Note”) to JSJ Investments Inc. (“Holder”) in the original principal amount of $130,000 less debt discount of $3,000 bearing a 6% annual interest rate and maturing June 9, 2021 for $127,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 35% discount to the average of the two lowest trading prices during the previous fifteen (15) trading days. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $139,417, of which $127,000 was recorded as debt discount and the remainder of $12,417 was recorded expensed and included in gain (loss) on derivative liability. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From December 11, 2020 to December 21, 2020, the Company issued 3,764,947 shares of common stock of the Company with the fair value $116,076 to the Holder to partially settle the Note resulting in a loss on settlement of $23,769. From January 8, 2021 to January 20, 2021, the Company issued 5,636,923 shares of common stocks of the Company with the fair value $131,734 to JSJ Investments Inc. to fully settle the Note resulting in a loss on settlement of $16,664 Interest and amortization of debt discount was $0 and $207,378 for the year ended March 31, 2022 and 2021, respectively.

Crown Bridge Partners, LLC

On November 21, 2019, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $27,500 less transaction costs of $3,250 bearing a 12% annual interest rate and maturing November 21, 2020 for $24,250 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $18,608 which was recorded as a debt discount. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. On March 31, 2020, the Note is recorded at an accreted value of $32,786 less unamortized debt discount of $10,784. Thereafter, the Company does not have the right of prepayment. From June 2, 2020 to August 19, 2020, the Company issued 2,310,089 shares of common stock of the Company with the fair value $171,028 to the Holder to fully settle the Note resulting in a loss on settlement of $132,785. Interest and amortization of debt discount was $0 and $29,332 for the years ended March 31, 2022 and 2021, respectively.

On August 11, 2020, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $55,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing August 10, 2021 for $50,000 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113 which was recorded as a debt discount. At inception, the carrying value of the Note was $0 (accreted value of $91,667 less debt discount of $91,667). The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right

F-21 | Page

of prepayment. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113, of which $50,000 was recorded as debt discount and the remainder of $41,113 was recorded expensed and included in gain (loss) on derivative liability. On March 31, 2022 and 2021, the Note is recorded at an accreted value of $109,658 ($109,658 less unamortized debt discount of $0) and $65,419 (98,659 less unamortized debt discount of $33,240), respectively. Interest and amortization of debt discount was $44,242 and $65,417 for the years ended March 31, 2022 and 2021, respectively.

Auctus Fund, LLC

On December 19, 2019, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC, (“Holder”) relating to the issuance and sale of a Convertible Promissory Note (the “Note”) with an original principal amount of $112,750 less an original issue discount of $10,000 and transaction costs of $2,750 bearing a 12% annual interest rate and maturing September 15, 2020 for $100,000 in cash. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature and warrant liability was $110,475 which was recorded as a debt discount. After 180 days after the issue date, the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 50% of the market price defined as the lowest trading price during the twenty-five trading day period ending on the latest trading day prior to the conversion date. The Company may prepay the Note in cash, if repaid within 90 days of date of issue at 135% of the original principal amount plus interest and between 90 days and 180 days at 150% of the original principal amount plus interest. . On March 31, 2020, the Note is recorded at an accreted value of $145,712 less unamortized debt discount of $61,924. Thereafter, the Company does not have the right of prepayment. On June 15, 2020, the Company paid $178,855 in cash the Holder to fully settle the Note resulting in a gain on settlement of $59,359. Interest and amortization of debt discount was $0 and $154,426 for the years ended March 31, 2022 and 2021, respectively.

10.CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Convertible Promissory Notes (“Notes”) with Power Up Lending Group Ltd., JSJ Investments Inc., Crown Bridge Partners, LLC, Auctus Fund, LLC and Sixth Street Lending LLC was accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory notes derivative liabilities has been measured at fair value using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

	March 31, 2020	March 31, 2021	March 31, 2022
Closing share price	$0.0760	$0.0257	$0.0052
Conversion price	$0.0520- $0.0560	$0.0233 - $0.0234	$0.0049 - $0.0051
Risk free rate	0.11% - 0.15%	0.04%	1.06%-1.50%
Expected volatility	201% - 256%	136% - 161%	159% - 195%
Dividend yield	0%	0%	0%
Expected life (years)	0.21 – 0.79	0.36 – 0.81	0.50 – 0.94

The fair value of the conversion option derivative liabilities is $163,230, $138,539 and $486,663 on March 31, 2022, 2021 and 2020, respectively. The initial fair value of the conversion option derivative liabilities for the years ended March 31, 2022 and 2021 was $283,843 and $441,021, respectively. The decrease in the fair value of the conversion option derivative liability for the years ended March 31, 2022 and 2021 of $259,152 and $789,145, respectively, is recorded as a gain in the consolidated statements of operations.

F-22 | Page

11.WARRANT LIABILITY

In conjunction with the issuance of the Convertible Promissory Notes with Crown Bridge Partners, LLC on November 21, 2019 and August 11, 2020, the Company issued, with each Note, 1,100,000 warrants with an exercise price of $1.00 and a term of five years.

Also, in conjunction with the issuance of the Convertible Promissory Note with Auctus Fund, LLC (the “Note”) on December 19, 2019, the Company issued 10,000,000 warrants with an exercise price of $0.10 and a term of five years. On February 25, 2022, the Company issued 18,325,500 shares of common stock for the settlement of these warrants.

These warrants are subject to down round and other anti-dilution protections. These warrants are classified as a liability since there is a possibility during the life of these warrants the Company would not have enough authorized shares available if these warrants are exercised.

The inputs into the Black-Scholes models are as follows:

	March 31, 2020	March 31, 2021	March 31, 2022
Closing share price	$0.076	$0.0257	$0.0052
Conversion price	$1.00 - $0.10	$1.00 - $0.10	$1.00 - $0.10
Risk free rate	0.37%	0.35%	2.35 – 2.45%
Expected volatility	181%	170 - 180%	171 - 182%
Dividend yield	0%	0%	0%
Expected life (years)	4.72	3.65 – 4.36	2.65 – 3.36

The fair value of the warrant liability is $184, $12,669 and $39,387 on March 31, 2022, 2021 and 2020, respectively. The initial fair value of the warrant liability for the years ended March 31, 2022 and 2021 was $0 and $0, respectively. On February 25, 2022, the Company issued 18,325,500 shares of common stock for the settlement of warrants with a fair value of $1,515. The decrease (increase) in the fair value of the warrant liability of $10,970 and $26,718 is recorded as a gain (loss) in the consolidated statements of operations for the years ended March 31, 2022 and 2021, respectively.

12.CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of March 31, 2022, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

13.STOCKHOLDERS’ EQUITY (DEFICIT)

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2022 and 2021:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding on March 31, 2022 and 2021.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding on March 31, 2022 and 2021.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

F-23 | Page

Common Stock, par value of $0.001 per share; 5,000,000,000 shares authorized: 400,659,071 and 177,714,055 shares issued and outstanding on March 31, 2022 and 2021, respectively. Holders of Common Stock have one vote per share of Common Stock held.

Common Stock Issued

(i)Year Ended March 31, 2022

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

F-24 | Page

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

F-25 | Page

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

On February 15, 2022, the Company issued 1,500,000 shares of common stock to satisfy obligations under share subscription agreements of $9,000 for settlement of services included in share subscriptions payable.

On February 22, 2022, the Company issued 7,575,758 shares of common stock to satisfy obligations under share subscription agreements of $46,970 for settlement of convertible notes included in share subscriptions payable.

On February 25, 2022, the Company issued 18,325,500 shares of common stock to satisfy obligations under share subscription agreements of $100,790 for settlement of warrants included in share subscriptions payable.

On March 8, 2022, the Company issued 5,172,414 shares of common stock to satisfy obligations under share subscription agreements of $25,345 for settlement of convertible notes included in share subscriptions payable.

On March 10, 2022, the Company issued 2,655,172 shares of common stock to satisfy obligations under share subscription agreements of $15,666 for settlement of convertible notes included in share subscriptions payable.

(ii)Year Ended March 31, 2021

F-26 | Page

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

F-27 | Page

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

F-28 | Page

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

Common Stock Payable

(i)Year Ended March 31, 2022

As at March 31, 2022, the Company had total subscriptions payable for 18,085,315 shares of common stock for $45,867 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $55,870 and shares of common stock for notes payable of $20,673.

(ii)Year Ended March 31, 2021

On March 31, 2021, the Company had total subscriptions payable for 6,645,315 shares of common stock for $54,366 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $119,769 and shares of common stock for notes payable of $20,673.

14.RELATED PARTY TRANSACTIONS

During the years ended March 31, 2022 and 2021, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 6

Notes payable and notes payable – related parties – Note 7

15.INCOME TAXES

The Company had no income tax expense due to operating loss incurred for the years ended March 31, 2022 and 2021.

United States

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

F-29 | Page

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

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities on March 31, 2022 and 2021 are comprised of the following:

	Year Ended March 31, 2022	Year Ended March 31, 2021
Deferred tax assets:
Net-operating loss carryforward	$5,213,787	$5,023,177
Total deferred tax assets	5,213,787	5,023,177
Valuation allowance	(5,213,787)	(5,023,177)
Deferred tax assets, net of allowance	$-	$-

	Year Ended March 31, 2022	Year Ended March 31, 2021
Federal
Current	$-	$-
Deferred	5,213,787	5,023,177
State	-	-
Current	-	-
Deferred	-	-
Change in valuation allowance	(5,213,787)	(5,023,177)
Income tax provision	$-	$-

We have a net operating loss ("NOL") carry forward for U.S. income tax purposes aggregating approximately $23.3M as of March 31, 2022 expiring through the tax year 2039, subject to the Internal Revenue Code Section 382/383, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL's, we have a Mexico NOL for our Mexico operations as of March 31, 2022 of approximately $3.6M that expires through 2032.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets on March 31, 2022. The valuation allowance increased by approximately $0.2 million as of March 31, 2022.

F-30 | Page

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	Year Ended March 31, 2022	Year Ended March 31, 2021
Statutory Federal Income Tax Rate	21%	21%
Non-deductible expenses	(14%)	(9%)
Change in valuation allowance	(7%)	(12%)
Income tax provision	$-	$-

The Company has not identified any uncertain tax positions requiring a reserve as of March 31, 2022.

The Company has not filed its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, Information Return of U.S. Persons With Respect to Certain Foreign Corporations for the years ended March 31, 2010 through 2022. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.

16.SUBSEQUENT EVENTS

Common Stock Issued

On April 8, 2022, the Company issued 6,000,000 shares of common stock to satisfy obligations under share subscription agreements of $10,000 for cash included in share subscriptions payable.

On April 11, 2022, the Company issued 8,064,516 shares of common stock to satisfy obligations under share subscription agreements of $44,355 for settlement of convertible notes included in share subscriptions payable.

On April 11, 2022, the Company issued 5,450,000 shares of common stock to satisfy obligations under share subscription agreements of $28,340 for settlement of services included in share subscriptions payable.

On April 14, 2022, the Company issued 5,646,429 shares of common stock to satisfy obligations under share subscription agreements of $25,409 for settlement of convertible notes included in share subscriptions payable.

On May 5, 2022, the Company issued 6,000,000 shares of common stock to satisfy obligations under share subscription agreements of $6,000 for cash included in share subscriptions payable.

On June 1, 2022, the Company issued 7,500,000 shares of common stock to satisfy obligations under share subscription agreements of $7,500 for cash included in share subscriptions payable.

On June 9, 2022, the Company issued 40,000,000 shares of common stock to satisfy obligations under share subscription agreements of $40,000 for cash included in share subscriptions payable.

On June 10, 2022, the Company issued 7,894,737 shares of common stock to satisfy obligations under share subscription agreements of $22,895 for settlement of convertible notes included in share subscriptions payable.

On June 16, 2022, the Company issued 30,000,000 shares of common stock to satisfy obligations under share subscription agreements of $150,000 for purchase of equipment included in share subscription payable.

On June 21, 2022, the Company issued 14,799,375 shares of common stock to satisfy obligations under share subscription agreements of $50,318 for settlement of warrants included in share subscriptions payable.

On June 27, 2022, the Company issued 14,285,714 shares of common stock to satisfy obligations under share subscription agreements of $40,000 for settlement of convertible notes included in share subscriptions payable.

On July 18, 2022, the Company issued 13,650,000 shares of common stock to satisfy obligations under share subscription agreements of $27,435 for settlement of services included in share subscriptions payable

F-31 | Page

Common Stock Payable

As at July 25, 2022, the Company had total subscriptions payable for 53,235,315 shares of common stock for $28,367 in cash, shares of common stock for interest valued at $197,911, shares of common stock for services valued at $32,330 and shares of common stock for notes payable of $20,673.

Notes Payable

On April 5, 2022, the Company issued a promissory note for cash with $15,000 in principal. The Company agreed to  repay $17,000 in cash in 30 days.

On May 11, 2022, the Company issued a promissory note (“Note”) with a principal of amount of $70,300 bearing interest of 12% per annum to settle $70,300 in accounts payable due for accounting fees. The Note is due on May 31, 2023.  The Note holder, in its sole discretion, may convert any part or all of the principal, interest or other charges due and payable under this Note to restricted common stock of the Company at a variable conversion price calculated at 50% of the market price defined as the average of the five closing trading prices during the previous five trading days.

On June 13, 2022, the Company issued a promissory note (“Note”) with a principal of amount of $65,000. In consideration for issuing the Note, the Company agreed to issue 50,000,000 shares of common stock of the Company with a fair value of $170,000 to the holder of the Note. The Note is due on December 31, 2022 and is secured by equipment.  On June 13, 2022, the Company received $50,000 is cash. An additional, $15,000 of cash is due to the Company on July 6, 2022.

Sixth Street Lending LLC

On April 6, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 6, 2023, for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

1800 Diagonal Lending LLC

On May 31, 2022, the Company issued a Convertible Promissory Note (“Note”) to 1800 Diagonal Lending LLC (“Holder”) in the original principal amount of $33,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing May 31, 2023, for $30,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

Sale of Equipment

On June 23, 2022, the Company received cash proceeds of $50,000 for the sale of equipment.

F-32 | Page