Form 10-Q
period 2022-06-30
Mexus Gold US
filed 2022-08-19
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 16, 2022, there were 613,216,509 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$24,032	$7,174
TOTAL CURRENT ASSETS	24,032	7,174

FIXED ASSETS
Property and equipment, net of accumulated depreciation	345,490	221,457
TOTAL FIXED ASSETS	345,490	221,457

OTHER ASSETS
Property costs	829,947	829,947
TOTAL OTHER ASSETS	829,947	829,947

TOTAL ASSETS	$1,199,469	$1,058,578

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$617,754	$582,762
Accounts payable - related party	441,040	453,971
Notes payable (net of unamortized debt discount of $64,301 and $0, respectively)	1,237,276	1,169,147
Notes payable - related party	141,169	141,169
Promissory notes	65,000	65,000
Convertible promissory note (net of unamortized debt discount of $207,898 and $212,627, respectively)	178,950	227,509
Convertible promissory note derivative liabilities	136,754	163,230
Warrant derivative liabilities	26	184
TOTAL CURRENT LIABILITIES	2,817,969	2,802,972

TOTAL LIABILITIES	2,817,969	2,802,972

CONTINGENT LIABILITIES (Note 11)

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
5,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2021)	1,000	1,000
546,299,842 shares of Common Stock (400,659,071 - March 31, 2022)	546,300	400,659
Additional paid-in capital	36,241,294	35,962,118
Share subscription payable	201,717	150,321
Accumulated deficit	(38,608,811)	(38,258,492)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,618,500)	(1,744,394)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,199,469	$1,058,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2022	2021
EXPENSES
Exploration (net of sale of gold of $0 and $19,949 for the three months ended June 30, 2022 and 2021, respectively)	49,441	72,073
General and administrative	183,773	193,430
Stock-based expense - consulting services	32,236	375,760
Total operating expenses	265,450	641,263

OTHER INCOME (EXPENSE)
Foreign exchange	(1,423)	(1,467)
Interest	(166,743)	(259,648)
Gain on sale of equipment	70,970	-
Loss on settlement of debt	(16,028)	(21,561)
Gain on change in fair value and settlement of convertible promissory notes and derivative liabilities	28,355	94,433
Total other expense	(84,869)	(188,243)

NET LOSS BEFORE PROVISION FOR TAX	(350,319)	(829,506)

Income tax	-	-

NET LOSS	$(350,319)	$(829,506)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	446,388,550	194,746,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

Three Months Ended June 30, 2022

	Preferred Stock		Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Share Subscription Payable	Accumulated Deficit	Total Stockholders' Deficit

Balance, March 31, 2022	-	$-	1,000,000	$1,000	400,659,071	$400,659	$35,962,118	$150,321	$(38,258,492)	$(1,744,394)

Shares issued for services	-	-	-	-	5,450,000	5,450	22,890	3,896	-	32,236
Shares issued for cash	-	-	-	-	59,500,000	59,500	4,000	(17,500)	-	46,000
Shares issued for equipment	-	-	-	-	30,000,000	30,000	120,000	-	-	150,000
Shares issued on conversion of convertible notes and interest	-	-	-	-	35,891,396	35,891	96,767	-	-	132,658
Shares issued for the settlement of warrants					14,799,375	14,800	35,519			50,319
Beneficial conversion feature	-	-	-	-	-	-	-	65,000	-	65,000
Net loss	-	-	-	-	-	-	-	-	(350,319)	(350,319)
Balance, June 30, 2022	-	$-	1,000,000	$1,000	546,299,842	$546,300	$36,241,294	$201,717	$(38,608,811)	$(1,618,500)

Three Months Ended June 30, 2021

Balance, March 31, 2021	-	$-	1,000,000	$1,000	177,714,055	$177,714	$33,775,064	$222,718	$(35,677,798)	$(1,501,302)

Shares issued for services	-	-	-	-	13,810,000	13,810	296,107	65,844	-	375,761
Shares issued for cash	-	-	-	-	2,800,000	2,800	33,200	9,000	-	45,000
Shares issued for note principal and interest	-	-	-	-	4,461,163	4,461	84,762	3,800	-	93,023
Shares issued on conversion of convertible notes and interest	-	-	-	-	7,166,243	7,166	177,926	-	-	185,092
Net loss	-	-	-	-	-	-	-	-	(829,506)	(829,506)
Balance, June 30, 2021	-	$-	1,000,000	$1,000	205,951,461	$205,951	$34,367,059	$301,362	$(36,507,304)	$(1,631,932)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(350,319)	$(829,506)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	20,966	17,863
Loss on settlement of debt and accounts payable	16,028	21,561
Stock-based compensation - consulting services	32,236	375,761
Non cash Interest expense	166,743	259,648
Gain on sale of equipment	(70,970)	-
Gain on change in fair value of derivative instruments	(28,355)	(94,433)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities, including related parties	44,559	78,208
NET CASH USED IN OPERTATING ACTIVITIES	(169,112)	(170,898)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
Proceeds from disposition	75,970	-
NET CASH USED IN INVESTING ACTIVITES	75,970	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	69,000	-
Proceeds from issuance of notes payable - related party	-	-
Payment of notes payable	(10,000)	-
Proceeds from the issuance of convertible promissory notes	65,000	151,500
Repayment of convertible promissory note	(60,000)	-
Proceeds from issuance of common stock, net	46,000	45,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	110,000	196,500

DECREASE IN CASH	16,858	25,602

CASH, BEGINNING OF PERIOD	7,174	8,081

CASH, END OF PERIOD	$24,032	$33,683

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for property and equipment	$150,000	$-
Shares issued for settlement of notes payable and interest	$-	$93,023
Shares issued for settlement of convertible notes	$132,658	$185,092
Note payable issued to settle accounts payable and accrued interest	$70,300	$-
Shares issued in conjunction with the issuance of notes payable	$65,000	$-
Initial value of embedded derivative liability	$-	$103,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022

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

2.BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the unaudited condensed consolidated financial statements, footnote disclosures and other information normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet on March 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Secured convertible promissory note derivative and warrant liabilities are measured at fair value on a recurring basis using Level 3 inputs.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. For the three months ended June 30, 2022 and 2021, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of June 30, 2022 and March 31, 2022 the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

On June 30, 2022 and March 31, 2022, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	June 30, 2022	March 31, 2022
Common stock issuable upon conversion of notes payable and convertible notes payable	147,753,664	63,521,110
Common stock issuable upon conversion of warrants	110,000	110,000
Common stock issuable to satisfy stock payable obligations	66,885,315	18,085,315
Common stock issuable upon conversion of Series A Preferred Stock	1,000,000	1,000,000
Total	215,748,979	82,716,425

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

3.GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the three months ended June 30, 2022, the Company incurred a net loss of $350,319 and used cash in operating activities of $169,112, and on June 30, 2022, had an accumulated deficit of $38,608,811. On June 30, 2022, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

4.PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	June 30, 2022 Net Book Value	March 31, 2022 Net Book Value
Mining tools and equipment	$ 1,928,928	$ 1,583,695	$ 345,233	$ 220,558
Vehicles	178,810	178,553	257	899
	$ 2,107,738	$ 1,762,248	$ 345,490	$ 221,457

Depreciation expense for three months ended June 30, 2022 and 2021 was $20,966 and $17,863, respectively.

During the three months ended June 30, 2022, the Company received cash proceeds of $75,970 for the sale of equipment resulting in a gain on sale of equipment of $70,970.

5.ACCOUNTS PAYABLE – RELATED PARTY

During the three months ended June 30, 2022 and 2021, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $12,272 and $11,400, respectively.  On June 30, 2022 and March 31, 2022, $192,637 and $182,619 for this and other obligations are outstanding, respectively.

Compensation

On June 30, 2022, the Company entered into a compensation agreement with Paul D. Thompson Sr., the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock, cash payment or deferred payment in stock or cash. In addition. Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. On June 30, 2022 and March 31, 2022, $248,403 and $271,352 of compensation due is included in accounts payable – related party, respectively and $3,800 for 2,000,000 shares and $10,400 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

6.NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

During the three months ended June 30, 2022, the Company issued the following notes payable:

i)On April 5, 2022, the Company issued a promissory note for cash with $15,000 in principal. The Company agreed to repay $17,000 in cash in 30 days.

ii)On April 28, 2022, the Company issued a promissory note for cash with $4,000 in principal. The promissory note bears interest of 12% per annum, is unsecured and due on December 28, 2022.

iii)On May 11, 2022, the Company issued a promissory note (“Note”) with a principal of amount of $70,300 bearing interest of 12% per annum to settle $70,300 in accounts payable due for accounting fees. The Note is due on May 31, 2023.  The Note holder, in its sole discretion, may convert any part or all of the principal, interest or other charges due and payable under this Note to restricted common stock of the Company at a variable conversion price calculated at 50% of the market price defined as the average of the five closing trading prices during the previous five trading days. The Holder is required to give 61 days written notice to convert.

iv)On June 13, 2022, the Company issued a promissory note (“Note”) with a principal amount of $65,000. In consideration for issuing the Note, the Company agreed to issue 50,000,000 shares of common stock of the Company to the holder of the Note. The Note is due on December 31, 2022 and is secured by equipment.  On June 13, 2022, the Company received $50,000 is cash. An additional, $15,000 of cash is due to the Company on July 6, 2022.

During the three months ended June 30, 2022 and 2021, note principal of $0 and $100,000, respectively, was paid through the issuance of 0 shares and 4,651,163 shares of common stock, respectively.  In addition, for three months ended June 30, 2022 and 2021, the Company paid $10,000 and $0 in cash, respectively, to settle debt.

On June 30, 2022 and March 31, 2022, the carrying value of the notes payable totaled $1,237,276 (net of unamortized debt discount of $64,301) and $1,169,147 (net of unamortized debt discount of $0), respectively.

Notes payable – related party – On June 30, 2022 and 2021, notes payable – related party of $141,169 and $141,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum.

Interest and amortization of debt discount was $9,829 and $50,760 for the three months ended June 30, 2022 and 2021, respectively.

On June 30, 2022 and March 31, 2022, accrued interest of $362,908 and $323,133, respectively, is included in accounts payable and accrued liabilities.

On June 30, 2022, $1,373,316 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

The amount by which the if-converted value of notes payable exceeds principal of notes payable at June 30, 2022 is $0.

7.PROMISSORY NOTE

On June 30, 2022 and March 31, 2022, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of June 30, 2022, the Company has not made the scheduled payments and is in default on this promissory note.  The default interest rate on the notes is seven percent per annum.  On June 30, 2022 and March 31, 2022, accrued interest of $56,173 and $54,146, respectively, is included in accounts payable and accrued liabilities.

8.CONVERTIBLE PROMISSORY NOTES

Power Up Lending Group Ltd.

On October 5, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing October 5, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $15,964 (accreted value of $59,231 less debt discount of $43,267). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2022 the Note is recorded at accreted value of $48,500 less unamortized debt discount of $8,108. From April 8, 2022 to April 13, 2022, the Company issued 13,710,945 shares of common stock of the Company with the fair value $69,764 to the Holder to fully settle the Note resulting in a loss on settlement of $6,979. Interest and amortization of debt discount was $22,393 and $0 for the three months ended June 30, 2022 and 2021, respectively. This Note has been paid in full.

Sixth Street Lending LLC

On December 7, 2021, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing December 7, 2022, for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $17,365 (accreted value of $59,231 less debt discount of $41,866). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From June 9, 2022 to June 24, 2022, the Company issued 22,180,451 shares of common stock of the Company with the fair value $62,895 to the Holder resulting in a loss on settlement of $9,049. On June 30, 2022 and March 31, 2022, the Note is recorded at an accreted value of $(1,000) ($9,091 less unamortized debt discount of $10,091) and $32,661 ($43,695 less unamortized debt discount of $11,034), respectively. Interest and amortization of debt discount was $20,185 and $0 for the three months ended June 30, 2022 and 2021, respectively.

On January 10, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing January 10, 2023, for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $34,059, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 30, 2022 and March 31, 2022, the Note is recorded at an accreted value of $38,273 ($54,736 less unamortized debt discount of $16,463) and $21,067 ($46,894 less unamortized debt discount of $25,827), respectively. Interest and amortization of debt discount was $17,206 and $0 for the three months ended June 30, 2022 and 2021, respectively.

On February 11, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $40,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing February 11, 2023, for $36,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $34,920, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 30, 2022 and March 31, 2022, the Note is recorded at an accreted value of $27,226 ($47,515 less unamortized debt discount of $20,289) and $10,436 ($40,303 less unamortized debt discount of $29,867), respectively. Interest and amortization of debt discount was $16,790 and $0 for the three months ended June 30, 2022 and 2021, respectively.

On March 9, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $48,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing March 9, 2023, for $45,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $36,212, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 30, 2022 and March 31, 2022, the Note is recorded at an accreted value of $31,939 ($55,857 less unamortized debt discount of $23,918) and $13,295 ($47,114 less unamortized debt discount of $33,819), respectively.  Interest and amortization of debt discount was $18,644 and $0 for the three months ended June 30, 2022 and 2021, respectively.

On April 6, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 6, 2023, for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $21,877, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 30, 2022, the Note is recorded at an accreted value of $25,516 ($41,483 less unamortized debt discount of $15,967).  Interest and amortization of debt discount was $12,392 and $0 for the three months ended June 30, 2022 and 2021, respectively.

1800 Diagonal Lending LLC

On May 31, 2022, the Company issued a Convertible Promissory Note (“Note”) to 1800 Diagonal Lending LLC (“Holder”) in the original principal amount of $33,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing May 31, 2023, for $30,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $30,161, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On June 30, 2022, the Note is recorded at an accreted value of $4,596 ($31,991 less unamortized debt discount of $27,395).  Interest and amortization of debt discount was $4,757 and $0 for the three months ended June 30, 2022 and 2021, respectively.

Crown Bridge Partners, LLC

On August 11, 2020, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $55,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing August 10, 2021 for $50,000 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113 which was recorded as a debt discount. At inception, the carrying value of the Note was $0 (accreted value of $91,667 less debt discount of $91,667). The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113, of which $50,000 was recorded as debt discount and the remainder of $41,113 was recorded expensed and included in gain (loss) on derivative liability. From June 10, 2022 to June 24, 2022, the Company repaid $60,000 of Note principal in cash. On June 30, 2022 and March 31, 2022, the Note is recorded at an accreted value of $52,401 ($52,401 less unamortized debt discount of $0) and of $109,658 ($109,658 less unamortized debt discount of $0), respectively. Interest and amortization of debt discount was $2,744 and $25,659 for the years ended June 30, 2022 and 2021, respectively.

Status of Convertible Promissory Notes

The outstanding convertible promissory notes (“Notes’) held by Sixth Street Lending LLC and 1800 Diagonal Lending LLC (“Note Holders”) went into default on July 15, 2022 for failure to comply with the Exchange Act due to late filing of the Form 10K for the year ended March 31, 2022. The Notes Holders are aware of the breach and waived the default.

9.CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Convertible Promissory Notes (“Notes”) with Power Up Lending Group Ltd., Crown Bridge Partners, LLC  Sixth Street Lending LLC and 1800 Diagonal Lending LLC was accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory notes derivative liabilities has been measured at fair value using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

.	June 30, 2022	March 31, 2022
Closing share price	$0.0019	$0.0052
Conversion price	$0.0019 - $0.0020	$0.0049 - $0.0051
Risk free rate	1.72% - 2.92%	1.06% - 1.50%
Expected volatility	134% - 202%	159% - 195%
Dividend yield	0%	0%
Expected life (years)	0.25- 0.77	0.50 – 0.94

Continuity of the Fair value of the Conversion Option Derivative Liabilities	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Opening	$163,230	$138,539
Initial value	52,038	103,403
Decrease in fair value	(78,514)	(95,699)
Closing	$136,754	$146,243

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

The inputs into the Black-Scholes models are as follows:

	June 30, 2022	March 31, 2022
Closing share price	$0.0019	$0.0052
Conversion price	$1.00	$1.00 - $0.10
Risk free rate	2.96 – 2.99%	2.35 – 2.45%
Expected volatility	163-167%	171 – 182%
Dividend yield	0%	0%
Expected life (years)	2.40 -3.12	2.65– 3.36

Continuity of the Fair value of the Warrant Liabilities	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Opening	$184	$12,669
Increase (decrease) in fair value	(158)	1,266
Closing	$26	$13,935

11.CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of June 30, 2022, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

12.STOCKHOLDERS’ (DEFICIT) EQUITY

The stockholders’ (deficit) equity of the Company comprises the following classes of capital stock as of June 30, 2022 and March 31, 2022:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding on June 30, 2022 and March 31, 2022.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding on June 30, 2022 and March 31, 2022.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 5,000,000,000 shares authorized: 546,299,842 and 400,659,071 shares issued and outstanding on June 30, 2022 and March 31, 2022, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On June 21, 2022, the Company issued 14,799,375 shares of common stock to satisfy obligations under share subscription agreements of $50,318 to warrant holders included in share subscriptions payable.

On June 27, 2022, the Company issued 14,285,714 shares of common stock to satisfy obligations under share subscription agreements of $40,000 for settlement of convertible notes included in share subscriptions payable.

Common Stock Payable

As at June 30, 2022, the Company had total subscriptions payable for 66,885,315 shares of common stock for $28,367 in cash, shares of common stock for interest valued at $92,911, shares of common stock for services valued at $59,766 and shares of common stock for notes payable of $20,673.

13.RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2022 and March 31, 2022, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 5

Notes payable and notes payable – relate party – Note 6

14.SUBSEQUENT EVENTS

Common Stock Issued

On July 18, 2022, the Company issued 13,650,000 shares of common stock to satisfy obligations under share subscription agreements of $27,435 for settlement of services included in share subscriptions payable.

On August 2, 2022, the Company issued 4,841,667 shares of common stock to satisfy obligations under share subscription agreements of $10,168 for settlement of convertible notes included in share subscriptions payable.

On August 4, 2022, the Company issued 12,500,000 shares of common stock to satisfy obligations under share subscription agreements of $23,750 for settlement of convertible notes included in share subscriptions payable.

On August 11, 2022, the Company issued 25,925,000 shares of common stock to satisfy obligations under share subscription agreements of $54,443 for settlement of convertible notes included in share subscriptions payable.

On August 15, 2022, the Company issued 10,000,000 shares of common stock to satisfy obligations under share subscription agreements of $20,000 for settlement of services included in share subscriptions payable.

Crown Bridge Partners, LLC

On July 7, 2022, the Company fully settled the Convertible Promissory Note (“Note") with Crown Bridge Partners, LLC issued on August 11, 2020 for $80,000 in cash (paid $60,000 prior to June 30, 2022 and with the last payment of $20,000 on July 7, 2022). The settlement included all related obligations for the Note including principal, interest, warrants issued in conjunction with the Note and reserved shares.

Common Stock Payable

As at August 16, 2022, the Company had total subscriptions payable for 53,235,315 shares of common stock for $28,366 in cash, shares of common stock for interest valued at $92,911, shares of common stock for services valued at $32,330 and shares of common stock for notes payable of $20,673.

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

Exploration at the Santa Elena project area has been systematically directed as initial surface geologic mapping and sampling with some ground geophysical surveys as electro magnetics and radiometric. Evaluation of results has led to continued production sampling with percussion drilling and diamond core drilling of portions of areas of interest. This resulted in 3 major geologic structures which are open pit mined and are the main source of production. The producing structures are all associated with mixed hydrothermal quartz vein fissure filling and orogenic thrust fault conduits and are in the order of 0.5 to 9 g/t gold. Additional structures are in the area and will soon be evaluated and brought to production. The exploration resulted in the discovery of three major targets on Mexus’ three of nine concessions located on the Santa Elena gold project. This resulted in the company opening 3 pits: Julio 1, Julio 2 and Mexus 3. Mineralized material was crushed to 1/2inch minus and transferred to the existing heap leach pad via a conveyor system. All three pits show mineable grade gold up to 1 oz. per ton. All 3 pits show a viable chemistry after running four months and testing an estimated 25,000 tons. As of June 30, 2022, the Company is producing ore from the Julio 1 pit which is the most cost effective to mine and has proven to be very productive leaching material.

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

While the Company, as of June 30, 2022, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three months ended June 30, 2022 and 2021. All amounts herein are in U.S. dollars.

Three months ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

We had a net loss during the three months ended June 30, 2022 of $350,319 compared to a net loss of $829,506 during the same period in 2021. The decrease in net loss is primarily attributable (i) a decrease in exploration costs of $42,581 (ii) a decrease in stock-based compensation – consulting services of $343,524 (iii) a decrease in interest expense of $92,905 (iv) a decrease in general and administration expense of $9,657 (v) a decrease in the loss on settlement of debt of $5,533 and (vi) an increase in gain on the sale of equipment of $70,970. The decrease in the net loss is partially offset by an decrease in gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities of $66,078 and (ii) a decrease in the sale of gold of $19,949.

Operating Expenses

Total operating expenses decreased to $265,450 for three months ended June 30, 2022, compared to $641,263 for the three months ended June 30, 2021.  The decrease in operating expenses was primarily due to a decrease in stock-based expense – consulting services,

For the three months ended June 30, 2022, the Company had recoveries from the sale of gold of $0 compared to $19,949 for the three months ended June 30, 2021. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $84,869 of other expense during the three months ended June 30, 2022 compared to $188,243 of other income during the same period in 2021.

The change in other income (expense) is mainly attributable to a decrease in the gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities and a decrease in interest expense.

Liquidity and Capital Resources

On June 30, 2022, we had cash of $24,032 compared to cash of $7,174 on March 31, 2022.

Our property and equipment increased to $345,490 on June 30, 2022, compared to $221,457 at March 31, 2022. The increase in equipment is due to the purchase of equipment of $150,000, sale of equipment of $75,970, gain on sale of equipment of 70,970 and depreciation expense of $20,966 during the three months ended June 30, 2022.

Our mineral properties remained unchanged at $829,947 on June 30, 2022 and March 31, 2022

Total assets increased to $1,199,469 on June 30, 2022, compared to $1,058,578 on March 31, 2022.  The majority of the increase in assets relates to the purchase of equipment of $150,000, sale of equipment of $75,970, gain on sale of equipment of 70,970 and depreciation expense of $20,699 and increase in cash of $16,858.

Our total liabilities increased to $2,817,969 as of June 30, 2022, compared to $2,802,972 as of March 31, 2022.  The increase in our total liabilities can be primarily attributed to an increase in accounts payable and promissory notes payable.

Our working capital deficit on June 30, 2022 and March 31, 2022 is $2,793,937 and $2,795,798, respectively.

Our net cash used in operating activities for the three months ended June 30, 2022 and 2021 is $169,112 and $170,898, respectively. Our net loss for the three months ended June 30, 2022 of $350,319 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $20,966, loss on settlement of debt and accounts payable of $16,028, stock-based compensation – consulting services of $32,236 and non-cash interest expense of $166,743.

Our net cash (used in) provided by investing activities for the three months ended June 30, 2022 and 2021 is $75,970 and $0, respectively.

Our net cash provided by financing activities for the three months ended June 30, 2022 and 2021 is $110,000 and $196,500, respectively, mainly due to issuance of convertible promissory notes and common stock.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the three months ended June 30, 2022, the Company incurred a net loss of $350,319 and used cash in operating activities of $169,112, and on June 30, 2022, had an accumulated deficit of $38,608,811. On June 30, 2022, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2022, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2021 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2022: (i) appoint a financial expert and independent Directors to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On June 30, 2022 and March 31, 2022, the carrying value of the notes payable totaled $1,237,276 (net of unamortized debt discount of $64,301) and $1,169,147 (net of unamortized debt discount of $0), respectively.

On June 30, 2022 and 2021, notes payable – related party of $141,169 and $141,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum.

On June 30, 2022 and March 31, 2022, accrued interest of $362,908 and $323,133, respectively, is included in accounts payable and accrued liabilities.

On June 30, 2022, $1,373,316 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

On June 30, 2022 and March 31, 2022, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of June 30, 2022, the Company has not made the scheduled payments and is in default on this promissory note.  The default rate on the notes is seven percent.  On June 30, 2022 and March 31, 2022, accrued interest of $56,173 and $54,146, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at June 30, 2022 (unaudited) and March 31, 2022

Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021 (unaudited)

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three months ended June 30, 2022 and 2021 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2022 and 2021 (unaudited)

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

August 19, 2022

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director