Form 10-Q
period 2022-09-30
Mexus Gold US
filed 2022-11-21
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 17, 2022, there were 847,751,206 shares of our common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$7,174
TOTAL CURRENT ASSETS	-	7,174

FIXED ASSETS
Property and equipment, net of accumulated depreciation	279,243	221,457
TOTAL FIXED ASSETS	279,243	221,457

OTHER ASSETS
Property costs	829,947	829,947
TOTAL OTHER ASSETS	829,947	829,947

TOTAL ASSETS	$1,109,190	$1,058,578

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank indebtedness	$144	$-
Accounts payable and accrued liabilities	643,465	582,762
Accounts payable - related party	425,663	453,971
Deposit	44,977	-
Notes payable (net of unamortized debt discount of $32,151 and $0, respectively)	1,322,225	1,169,147
Notes payable - related party	141,169	141,169
Promissory notes	65,000	65,000
Convertible promissory notes (net of unamortized debt discount of $78,056 and $212,627, respectively)	59,130	227,509
Convertible promissory note derivative liabilities	43,831	163,230
Warrant derivative liabilities	-	184
TOTAL CURRENT LIABILITIES	2,745,604	2,802,972

TOTAL LIABILITIES	2,745,604	2,802,972

CONTINGENT LIABILITIES (Note 11)

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
5,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2022)	1,000	1,000
778,763,696 shares of Common Stock (400,659,071 - March 31, 2022)	778,763	400,659
Additional paid-in capital	36,350,961	35,962,118
Share subscription payable	135,932	150,321
Accumulated deficit	(38,903,070)	(38,258,492)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,636,414)	(1,744,394)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,109,190	$1,058,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
EXPENSES
Exploration (net of sale of gold of $0 and $65,788 and $0 and $85,737 for the three and six months ended September 30, 2022 and 2021, respectively)	20,706	50,399	70,147	122,472
General and administrative	151,428	162,785	335,201	356,215
Stock-based expense - consulting services	33,650	435,775	65,885	811,535
Total operating expenses	205,784	648,959	471,233	1,290,222

OTHER INCOME (EXPENSE)
Foreign exchange	(417)	(2,895)	(1,842)	(4,362)
Interest	(219,274)	(221,251)	(386,017)	(480,899)
Gain on sale of equipment	11,995	-	82,965	-
Gain (loss) loss on settlement of debt	26,274	(19,143)	10,246	(40,704)
Gain on change in fair value and settlement of convertible promissory notes and derivative liabilities	92,947	28,189	121,303	122,622
Total other expense	(88,475)	(215,100)	(173,345)	(403,343)

NET LOSS BEFORE PROVISION FOR TAX	(294,259)	(864,059)	(644,578)	(1,693,565)

Income tax	-	-	-	-

NET LOSS	$(294,259)	$(864,059)	$(644,578)	$(1,693,565)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	630,521,490	228,035,418	538,958,116	211,481,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

Three Months Ended September 30, 2022
	Preferred Stock		Series A Preferred Stock		Common Stock			Share		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Payable	Accumulated Deficit	Stockholders' Deficit

Balance, June 30, 2022	-	$ -	1,000,000	$ 1,000	546,299,842	$ 546,300	$ 36,241,294	$ 201,717	$ (38,608,811)	$ (1,618,500)

Shares issued for services	-	-	-	-	23,650,000	23,650	23,784	(13,785)	-	33,649
Shares issued for cash	-	-	-	-	20,000,000	20,000	-	13,000	-	33,000
Shares issued for equipment	-	-	-	-	-	-	-	-	-	-
Shares issued on conversion of convertible notes and interest	-	-	-	-	139,055,323	139,055	70,641	-	-	209,696
Shares issued for the settlement to warrant holders	-	-	-	-	-	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	50,000,000	50,000	15,000	(65,000)	-	-
Cancellation of shares	-	-	-	-	(241,469)	(242)	242	-	-	-
Net loss	-	-	-	-	-	-	-	-	(294,259)	(294,259)
Balance, September 30, 2022	-	$ -	1,000,000	$ 1,000	778,763,696	$ 778,763	$ 36,350,961	$ 135,932	$ (38,903,070)	$ (1,636,414)

Six Months Ended September 30, 2022
	Preferred Stock		Series A Preferred Stock		Common Stock			Share		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Payable	Accumulated Deficit	Stockholders' Deficit

Balance, March 31, 2022	-	$ -	1,000,000	$ 1,000	400,659,071	$ 400,659	$ 35,962,118	$ 150,321	$ (38,258,492)	$ (1,744,394)

Shares issued for services	-	-	-	-	29,100,000	29,100	46,674	(9,889)	-	65,885
Shares issued for cash	-	-	-	-	79,500,000	79,500	4,000	(4,500)	-	79,000
Shares issued for equipment	-	-	-	-	30,000,000	30,000	120,000	-	-	150,000
Shares issued on conversion of convertible notes and interest	-	-	-	-	174,946,719	174,947	167,408	-	-	342,355
Shares issued for the settlement to warrant holders	-	-	-	-	14,799,375	14,799	35,519	-	-	50,318
Beneficial conversion feature	-	-	-	-	50,000,000	50,000	15,000	-	-	65,000
Cancellation of shares	-	-	-	-	(241,469)	(242)	242	-	-	-
Net loss	-	-	-	-	-	-	-	-	(644,578)	(644,578)
Balance, September 30, 2022	-	$ -	1,000,000	$ 1,000	778,763,696	$ 778,763	$ 36,350,961	$ 135,932	$ (38,903,070)	$ (1,636,414)

Three Months Ended September 30, 2021
Balance, June 30, 2021	-	$ -	1,000,000	$ 1,000	205,951,461	$ 205,951	$ 34,367,059	$ 301,362	$ (36,507,304)	$ (1,631,932)

Shares issued for services	-	-	-	-	16,950,000	16,950	450,105	(31,280)	-	435,775
Shares issued for cash	-	-	-	-	11,919,435	11,919	106,581	(29,000)	-	89,500
Shares issued for note principal and interest	-	-	-	-	1,470,563	1,471	18,977	55,690	-	76,138
Shares issued on conversion of convertible notes and interest	-	-	-	-	8,014,530	8,015	148,585	-	-	156,600
Net loss	-	-	-	-	-	-	-	-	(864,059)	(864,059)
Balance, September 30, 2021	-	$ -	1,000,000	$ 1,000	244,305,989	$ 244,306	$ 35,091,307	$ 296,772	$ (37,371,363)	$ (1,737,978)

Six Months Ended September 30, 2021
Balance, March 31, 2021	-	$ -	1,000,000	$ 1,000	177,714,055	$ 177,714	$ 33,775,064	$ 222,718	$ (35,677,798)	$ (1,501,302)

Shares issued for services	-	-	-	-	30,760,000	30,760	746,212	34,563	-	811,535
Shares issued for cash	-	-	-	-	14,719,435	14,719	139,781	(20,000)	-	134,500
Shares issued for note principal and interest	-	-	-	-	5,931,726	5,932	103,739	59,491	-	169,162
Shares issued on conversion of convertible notes and interest	-	-	-	-	15,180,773	15,181	326,511	-	-	341,692
Net loss	-	-	-	-	-	-	-	-	(1,693,565)	(1,693,565)
Balance, September 30, 2021	-	$ -	1,000,000	$ 1,000	244,305,989	$ 244,306	$ 35,091,307	$ 296,772	$ (37,371,363)	$ (1,737,978)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(644,578)	$(1,693,565)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	38,209	35,725
Loss (gain) on settlement of debt and accounts payable	-	(10,712)
Loss (gain) on settlement of convertible debt	(10,246)	51,416
Stock-based compensation - consulting services	65,885	811,535
Non cash Interest expense	385,567	480,899
Gain on sale of equipment	(82,965)	-
Gain on change in fair value of derivative instruments	(121,303)	(122,622)
Changes in operating assets and liabilities:
Deposits	44,977	-
Increase in accounts payable and accrued liabilities, including related parties	21,166	111,489
NET CASH USED IN OPERATING ACTIVITIES	(303,288)	(335,835)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	136,970	-
NET CASH USED IN INVESTING ACTIVITES	136,970	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	144	-
Proceeds from issuance of notes payable	105,000	-
Payment of notes payable	(10,000)	-
Proceeds from the issuance of convertible promissory notes	65,000	228,000
Repayment of convertible promissory note	(80,000)	-
Proceeds from issuance of common stock, net	79,000	134,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	159,144	362,500

(DECREASE) INCREASE IN CASH	(7,174)	26,665

CASH, BEGINNING OF PERIOD	7,174	8,081

CASH, END OF PERIOD	$-	$34,746

Supplemental disclosure of cash flow information:
Interest paid	$450	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for property and equipment	$150,000	$-
Shares issued for settlement of notes payable and interest	$-	$169,161
Shares issued for settlement of convertible notes	$342,355	$341,692
Note payable issued to settle accounts payable and accrued interest	$64,300	$-
Shares issued in conjunction with the issuance of notes payable	$65,000	$-
Initial value of embedded derivative liability	$52,038	$141,978
Shares issued to settle warrant liability	$50,318	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEXUS GOLD US AND SUBSIDARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2022

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

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. For the three and six months ended September 30, 2022 and 2021, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of September 30, 2022 and March 31, 2022 the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

On September 30, 2022 and March 31, 2022, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	September 30, 2022	March 31, 2022
Common stock issuable upon conversion of notes payable and convertible promissory notes	115,245,520	63,521,110
Common stock issuable upon conversion of warrants	-	110,000
Common stock issuable to satisfy stock payable obligations	29,885,315	18,085,315
Common stock issuable upon conversion of Series A Preferred Stock	1,000,000	1,000,000
Total	146,130,835	82,716,425

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

3.GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the six months ended September 30, 2022, the Company incurred a net loss of $644,578 and used cash in operating activities of $303,288, and on September 30, 2022, had an accumulated deficit of $38,903,070. On September 30, 2022, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation as a going concern is dependent upon the ability of the Company to meet our obligations on a timely basis, and, to attain profitability.

4.PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	September 30, 2022 Net Book Value	March 31, 2022 Net Book Value
Mining tools and equipment	$ 1,705,780	$ 1,426,665	$ 279,115	$ 220,558
Vehicles	178,810	178,682	128	899
	$ 1,884,590	$ 1,605,347	$ 279,243	$ 221,457

Depreciation expense for three and six months ended September 30, 2022 and 2021 was $17,243 and $17,863 and $38,209 and $35,725, respectively.

During the six months ended September 30, 2022, the Company received cash proceeds of $136,970 for the sale of equipment resulting in a gain on sale of equipment of $82,965.

5.ACCOUNTS PAYABLE – RELATED PARTY

During the three and six months ended September 30, 2022 and 2021, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $12,272 and $24,544 and $11,400 and $22,800, respectively. On September 30, 2022 and March 31, 2022, $204,909 and $182,619 for this and other obligations are outstanding, respectively.

Compensation

On September 30, 2022, the Company entered into a compensation agreement with Paul D. Thompson Sr., the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock, cash payment or deferred payment in stock or cash. In addition. Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. On September 30, 2022 and March 31, 2022, $220,754 and $271,352 of compensation due is included in accounts payable – related party, respectively and $2,000 for 2,000,000 shares and $10,400 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

6.NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

During the six months ended September 30, 2022, the Company issued the following notes payable:

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

iv)On June 13, 2022, the Company issued a promissory note (“Note”) with a principal amount of $65,000. In consideration for issuing the Note, the Company agreed to issue 50,000,000 shares of common stock of the Company to the holder of the Note. The Note is due on December 31, 2022 and is secured by equipment.  On June 13, 2022, the Company received $50,000 is cash. An additional, $15,000 of cash was received on July 6, 2022. Upon issuance, the note was recorded net of a debt discount of $65,000. On September 30, 2022, there was an unamortized debt discount of $32,151.

v)On July 18, 2022, the Company issued a promissory note for cash with $21,000 in principal. The promissory note bears interest of 12% per annum, is unsecured and due on January 18, 2023.

During the six months ended September 30, 2022 and 2021, note principal of $0 and $156,641, respectively, was paid through the issuance of 0 shares and 8,416,395 shares of common stock, respectively.  In addition, for six months ended September 30, 2022 and 2021, the Company paid $10,000 and $0 in cash, respectively, to settle debt.

On September 30, 2022 and March 31, 2022, the carrying value of the notes payable totaled $1,322,225 (net of unamortized debt discount of $32,151) and $1,169,147 (net of unamortized debt discount of $0), respectively.

Notes payable – related party – On September 30, 2022 and 2021, notes payable – related party of $141,169 and $141,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum.

Interest and amortization of debt discount was $48,950 and $26,451 for the three months ended September 30, 2022 and 2021, respectively and $58,778 and $77,211 for the six months ended September 30, 2022 and 2021, respectively.

On September 30, 2022 and March 31, 2022, accrued interest of $394,552 and $323,133, respectively, is included in accounts payable and accrued liabilities.

On September 30, 2022, $1,368,316 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

7.PROMISSORY NOTE

On September 30, 2022 and March 31, 2022, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of September 30, 2022, the Company has not made the scheduled payments and is in default on this promissory note. The default interest rate on the notes is seven percent per annum.  On September 30, 2022 and March 31, 2022, accrued interest of $58,257 and $54,146, respectively, is included in accounts payable and accrued liabilities.

8.CONVERTIBLE PROMISSORY NOTES

Power Up Lending Group Ltd.

On October 5, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing October 5, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $15,964 (accreted value of $59,231 less debt discount of $43,267). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2022 the Note is recorded at accreted value of $48,500 less unamortized debt discount of $8,108. From April 8, 2022 to April 13, 2022, the Company issued 13,710,945 shares of common stock of the Company with the fair value $69,764 to the Holder to fully settle the Note resulting in a loss on settlement of $6,979. Interest and amortization of debt discount was $22,393 and $0 for the six months ended September 30, 2022 and 2021, respectively. This Note has been paid in full.

Sixth Street Lending LLC

On December 7, 2021, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing December 7, 2022, for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $17,365 (accreted value of $59,231 less debt discount of $41,866). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From June 9, 2022 to August 1, 2022, the Company issued 27,022,118 shares of common stock of the Company with the fair value $73,062 to the Holder to fully settle the Note resulting in a loss on settlement of $10,278. Interest and amortization of debt discount was $30,124 and $0 for the six months ended September 30, 2022 and 2021, respectively. This Note has been paid in full.

On January 10, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing January 10, 2023, for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $34,059, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From August 3, 2022 to August 10, 2022, the Company issued 38,425,000 shares of common stock of the Company with the fair value $78,193 to the Holder to fully settle the Note resulting in a loss on settlement of $7,253. Interest and amortization of debt discount was $49,871 and $0 for the six months ended September 30, 2022 and 2021, respectively. This Note has been paid in full.

On February 11, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $40,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing February 11, 2023, for $36,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $34,920, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From August 16, 2022 to September 6, 2022, the Company issued 42,797,203 shares of common stock of the Company with the fair value $67,832 to the Holder to fully settle the Note resulting in a loss on settlement of $2,601. Interest and amortization of debt discount was $54,795 and $0 for the six months ended September 30, 2022 and 2021, respectively. This Note has been paid in full.

On March 9, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $48,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing March 9, 2023, for $45,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $36,212, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From September 14, 2022 to September 26, 2022, the Company issued 52,991,453 shares of common stock of the Company with the fair value $53,504 to the Holder resulting in a gain on settlement of $4,957. On September 30, 2022 and March 31, 2022, the Note is recorded at an accreted value of $1,013 ($20,900 less unamortized debt discount of $19,887) and $13,295 ($47,114 less unamortized debt discount of $33,819), respectively.  Interest and amortization of debt discount was $46,180 and $0 for the six months ended September 30, 2022 and 2021, respectively.

On April 6, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 6, 2023, for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $21,877, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On September 30, 2022, the Note is recorded at an accreted value of $38,930 ($62,678 less unamortized debt discount of $23,748).  Interest and amortization of debt discount was $25,806 and $0 for the six months ended September 30, 2022 and 2021, respectively.

1800 Diagonal Lending LLC

On May 31, 2022, the Company issued a Convertible Promissory Note (“Note”) to 1800 Diagonal Lending LLC (“Holder”) in the original principal amount of $33,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing May 31, 2023, for $30,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $30,161, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On September 30, 2022, the Note is recorded at an accreted value of $19,187 ($53,606 less unamortized debt discount of $34,419).  Interest and amortization of debt discount was $19,348 and $0 for the six months ended September 30, 2022 and 2021, respectively.

Crown Bridge Partners, LLC

On August 11, 2020, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $55,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing August 10, 2021 for $50,000 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113 which was recorded as a debt discount. At inception, the carrying value of the Note was $0 (accreted value of $91,667 less debt discount of $91,667). The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113, of which $50,000 was recorded as debt discount and the remainder of $41,113 was recorded expensed and included in gain (loss) on derivative liability. On June 10, 2022, the Holder and the Company entered into an agreement to fully settled the Note for $80,000 in cash (paid $60,000 prior to June 30, 2022 and with the last payment of $20,000 on July 7, 2022). The settlement included all related obligations for the Note including principal, interest, warrants issued in conjunction with the Note and reserved shares. The settlement in the Note resulted in a gain on settlement of debt of $32,401. On September 30, 2022 and March 31, 2022, the Note is recorded at an accreted value of $0 and of $109,658 ($109,658 less unamortized debt discount of $0), respectively. Interest and amortization of debt discount was $2,744 and $38,917 for the six months ended September 30, 2022 and 2021, respectively. This Note has been paid in full.

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

The inputs into the Black-Scholes models are as follows:

	September 30, 2022	June 30, 2022	March 31, 2022
Closing share price	$0.00095	$0.0019	$0.0052
Conversion price	$0.0009	$0.0019 - $0.0020	$0.0049 - $0.0051
Risk free rate	3.50% - 3.92%	1.72% - 2.92%	1.06% - 1.50%
Expected volatility	132% - 138%	134% - 202%	159% - 195%
Dividend yield	0%	0%	0%
Expected life (years)	0.44- 0.67	0.25- 0.77	0.50 – 0.94

Continuity of the Fair value of the Conversion Option Derivative Liabilities	Three months Ended September 30, 2022	Six months Ended September 30, 2022	Three months Ended September 30, 2021	Six months Ended September 30, 2021
Opening	$136,754	$163,230	$146,243	$138,539
Initial value	-	52,038	38,576	141,979
Decrease in fair value	(92,923)	(171,437)	(21,749)	(117,448)
Closing	$43,831	$43,831	$163,070	$163,070

10.WARRANT LIABILITY

In conjunction with the issuance of the Convertible Promissory Notes with Crown Bridge Partners, LLC on November 21, 2019 and August 11, 2020, the Company issued, with each Note, 1,100,000 warrants with an exercise price of $1.00 and a term of five years. On July 7, 2022, these warrants were fully settled by the Company.

These warrants are subject to down round and other anti-dilution protections. These warrants are classified as a liability since there is a possibility during the life of these warrants the Company would not have enough authorized shares available if these warrants are exercised.

The inputs into the Black-Scholes models are as follows:

March 31, 2022
Closing share price	$0.0052
Conversion price	$1.00 - $0.10
Risk free rate	2.35 – 2.45%
Expected volatility	171 – 182%
Dividend yield	0%
Expected life (years)	2.65– 3.36

Continuity of the Fair value of the Warrant Liabilities	Three months Ended September 30, 2022	Six months Ended September 30, 2022	Three months Ended September 30, 2021	Six months Ended September 30, 2021
Opening	$26	$184	$13,935	$12,669
Increase (decrease) in fair value	(26)	(184)	(6,440)	(5,174)
Closing	$0	$0	$7,495	$7,495

11.CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of September 30, 2022, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

12.STOCKHOLDERS’ (DEFICIT) EQUITY

The stockholders’ (deficit) equity of the Company comprises the following classes of capital stock as of September 30, 2022 and March 31, 2022:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding on September 30, 2022 and March 31, 2022.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding on September 30, 2022 and March 31, 2022.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 5,000,000,000 shares authorized: 778,763,696 and 400,659,071 shares issued and outstanding on September 30, 2022 and March 31, 2022, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

On June 21, 2022, the Company erroneously issued 14,799,375 shares of common stock to satisfy obligations under share subscription agreements of $50,318 to warrant holders included in share subscriptions payable.

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

On August 16, 2022, the Company issued 50,000,000 shares of common stock to satisfy obligations under share subscription agreements of $65,000 for settlement of interest payable included in share subscriptions payable.

On August 22, 2022, the Company issued 18,181,818 shares of common stock to satisfy obligations under share subscription agreements of $30,909 for settlement of convertible notes included in share subscriptions payable.

On September 7, 2022, the Company issued 24,615,385 shares of common stock to satisfy obligations under share subscription agreements of $36,923 for settlement of convertible notes included in share subscriptions payable.

On September 15, 2022, the Company issued 22,222,222 shares of common stock to satisfy obligations under share subscription agreements of $28,889 for settlement of convertible notes included in share subscriptions payable.

On September 27, 2022, the Company issued 30,769,231 shares of common stock to satisfy obligations under share subscription agreements of $24,615 for settlement of convertible notes included in share subscriptions payable.

On September 28, 2022, the Company issued 20,000,000 shares of common stock to satisfy obligations under share subscription agreements of $20,000 for cash included in share subscriptions payable.

Common Stock Payable

As at September 30, 2022, the Company had total subscriptions payable for 29,885,315 shares of common stock for $41,368 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $45,980 and shares of common stock for notes payable of $20,673.

13.RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2022 and March 31, 2022, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 5

Notes payable and notes payable – relate party – Note 6

14.SUBSEQUENT EVENTS

Common Stock Issued

On October 11, 2022, the Company issued 22,728,814 shares of common stock to satisfy obligations under share subscription agreements of $25,002 for settlement of convertible notes included in share subscriptions payable.

On October 19, 2022, the Company issued 13,650,000 shares of common stock to satisfy obligations under share subscription agreements of $13,650 for settlement of services included in share subscriptions payable.

On October 19, 2022, the Company issued 32,608,696 shares of common stock to satisfy obligations under share subscription agreements of $26,087 for settlement of convertible notes included in share subscriptions payable.

Common Stock Payable

As at November 11, 2022, the Company had total subscriptions payable for 16,235,315 shares of common stock for $41,366 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $32,330 and shares of common stock for notes payable of $20,673.

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

Exploration at the Santa Elena project area has been systematically directed as initial surface geologic mapping and sampling with some ground geophysical surveys as electro magnetics and radiometric. Evaluation of results has led to continued production sampling with percussion drilling and diamond core drilling of portions of areas of interest. This resulted in 3 major geologic structures which are open pit mined and are the main source of production. The producing structures are all associated with mixed hydrothermal quartz vein fissure filling and orogenic thrust fault conduits and are in the order of 0.5 to 9 g/t gold. Additional structures are in the area and will soon be evaluated and brought to production. The exploration resulted in the discovery of three major targets on Mexus’ three of nine concessions located on the Santa Elena gold project. This resulted in the company opening 3 pits: Julio 1, Julio 2 and Mexus 3. Mineralized material was crushed to 1/2inch minus and transferred to the existing heap leach pad via a conveyor system. All three pits show mineable grade gold up to 1 oz. per ton. All 3 pits show a viable chemistry after running four months and testing an estimated 25,000 tons. As of September 30, 2022, the Company is producing ore from the Julio 1 pit which is the most cost effective to mine and has proven to be very productive leaching material.

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

While the Company, as of September 30, 2022, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the three and six months ended September 30, 2022 and 2021. All amounts herein are in U.S. dollars.

Three months ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

We had a net loss during the three months ended September 30, 2022 of $294,259 compared to a net loss of $864,059 during the same period in 2021. The decrease in net loss is primarily attributable (i) a decrease in exploration costs of $95,481 (ii) a decrease in stock-based compensation – consulting services of $402,125 (iii) a decrease in interest expense of $1,977 (iv) a decrease in general and administration expense of $11,357 (v) a decrease in the loss on settlement of debt of $45,417 (vi) an increase in gain on the sale of equipment of $11,995 and an increase in gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities of $64,758. The decrease in the net loss is partially offset by a decrease in the sale of gold of $65,788.

Operating Expenses

Total operating expenses decreased to $205,784 for three months ended September 30, 2022, compared to $648,959 for the three months ended September 30, 2021.  The decrease in operating expenses was primarily due to a decrease in stock-based expense – consulting services,

For the three months ended September 30, 2022, the Company had recoveries from the sale of gold of $0 compared to $65,788 for the three months ended September 30, 2021. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $88,475 of other expense during the three months ended September 30, 2022 compared to $215,100 of other expense during the same period in 2021.

The change in other income (expense) is mainly attributable to an increase in the gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities and a decrease in interest expense.

Six months ended September 30, 2022 Compared with the Six months Ended September 30, 2021

We had a net loss during the six months ended September 30, 2022 of $644,578 compared to a net loss of $1,693,565 during the same period in 2021. The decrease in net loss is primarily attributable (i) a decrease in exploration costs of $138,062 (ii) a decrease in stock-based compensation – consulting services of $745,650 (iii) a decrease in interest expense of $94,882 (iv) a decrease in general and administration expense of $21,014 (v) a decrease in the loss on settlement of debt of $50,950 and (vi) an increase in gain on the sale of equipment of $82,965. The decrease in the net loss is partially offset by a decrease in gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities of $1,319 and (ii) a decrease in the sale of gold of $85,737.

Operating Expenses

Total operating expenses decreased to $471,233 for six months ended September 30, 2022, compared to $1,290,222 for the six months ended September 30, 2021.  The decrease in operating expenses was primarily due to a decrease in stock-based expense – consulting services,

For the six months ended September 30, 2022, the Company had recoveries from the sale of gold of $0 compared to $85,737 for the six months ended September 30, 2021. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

Other Income (Expense)

We reported $173,345 of other expense during the six months ended September 30, 2022 compared to $403,343 of other expenses during the same period in 2021.

The change in other income (expense) is mainly attributable to increase in the gain on the sale of equipment, a decrease in the gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities and a decrease in interest expense.

Liquidity and Capital Resources

On September 30, 2022, we had cash of $0 compared to cash of $7,174 on March 31, 2022.

Our property and equipment increased to $279,243 on September 30, 2022, compared to $221,457 at March 31, 2022. The increase in equipment is due to the purchase of equipment of $150,000, sale of equipment of $136,970, gain on sale of equipment of $82,965 and depreciation expense of $38,209 during the six months ended September 30, 2022.

Our mineral properties remained unchanged at $829,947 on September 30, 2022 and March 31, 2022.

Total assets increased to $1,109,190 on September 30, 2022, compared to $1,058,578 on March 31, 2022.  The majority of the increase in assets relates to the purchase of equipment of $150,000, sale of equipment of $136,970, gain on sale of equipment of $82,965 and depreciation expense of $38,209 and decrease in cash of $7,174.

Our total liabilities decreased to $2,745,604 as of September 30, 2022, compared to $2,802,972 as of March 31, 2022.  The decrease in our total liabilities can be primarily attributed to a decrease in convertible promissory notes and derivative liability.

Our working capital deficit on September 30, 2022 and March 31, 2022 is $2,745,604 and $2,795,798, respectively.

Our net cash used in operating activities for the six months ended September 30, 2022 and 2021 is $303,288 and $335,835, respectively. Our net loss for the six months ended September 30, 2022 of $644,578 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $38,209, stock-based compensation – consulting services of $65,885 and non-cash interest expense of $385,567.

Our net cash (used in) provided by investing activities for the six months ended September 30, 2022 and 2021 is $136,970 and $0, respectively. Cash proceeds are from the sale of equipment.

Our net cash provided by financing activities for the six months ended September 30, 2022 and 2021 is $159,144 and $362,500, respectively, mainly due to issuance of convertible promissory notes and common stock.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the six months ended September 30, 2022, the Company incurred a net loss of $644,578 and used cash in operating activities of $303,288, and on September 30, 2022, had an accumulated deficit of $38,903,070. On September 30, 2022, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2022, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation as a going concern is dependent upon the ability of the Company to meet our obligations on a timely basis, and, to attain profitability.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2022, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2021 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2022: (i) appoint a financial expert and independent Directors to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 16, 2022, the Company issued 50,000,000 shares of common stock to satisfy obligations under share subscription agreements of $65,000 for settlement of interest payable included in share subscriptions payable.

On August 22, 2022, the Company issued 18,181,818 shares of common stock to satisfy obligations under share subscription agreements of $30,909 for settlement of convertible notes included in share subscriptions payable.

On September 7, 2022, the Company issued 24,615,385 shares of common stock to satisfy obligations under share subscription agreements of $36,923 for settlement of convertible notes included in share subscriptions payable.

On September 15, 2022, the Company issued 22,222,222 shares of common stock to satisfy obligations under share subscription agreements of $28,889 for settlement of convertible notes included in share subscriptions payable.

On September 27, 2022, the Company issued 30,769,231 shares of common stock to satisfy obligations under share subscription agreements of $24,615 for settlement of convertible notes included in share subscriptions payable.

On September 28, 2022, the Company issued 20,000,000 shares of common stock to satisfy obligations under share subscription agreements of $20,000 for cash included in share subscriptions payable.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On September 30, 2022 and March 31, 2022, the carrying value of the notes payable totaled $1,322,225 (net of unamortized debt discount of $32,151) and $1,169,147 (net of unamortized debt discount of $0), respectively.

On September 30, 2022 and 2021, notes payable – related party of $141,169 and $141,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum.

On September 30, 2022 and March 31, 2022, accrued interest of $394,552 and $323,133, respectively, is included in accounts payable and accrued liabilities.

On September 30, 2022, $1,368,316 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

On September 30, 2022 and March 31, 2022, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of September 30, 2022, the Company has not made the scheduled payments and is in default on this promissory note. The default interest rate on the notes is seven percent per annum.  On September 30, 2022 and March 31, 2022, accrued interest of $58,257 and $54,146, respectively, is included in accounts payable and accrued liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Statements

Condensed Consolidated Balance Sheets at September 30, 2022 (unaudited) and March 31, 2022

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2022 and 2021 (unaudited)

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three and six months ended September 30, 2022 and 2021 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2022 and 2021 (unaudited)

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

November 21, 2022

/s/ Paul D. Thompson
Paul D. Thompson
Chief Executive Officer Chief Financial Officer Principal Accounting Officer Director