Form 10-K
period 2023-03-31
Mexus Gold US
filed 2024-08-02
CIK 1355677

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

1 | Page

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]	Smaller reporting Company ☒	Emerging growth Company ☐

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
Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 30, 2022, based upon the closing price of the common stock as reported by finance.yahoo.com on such date, was approximately $748,030. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 2, 2024, there were 3,304,114,112 shares of our common stock were issued and outstanding.

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

Our executive offices are located at 1805 N. Carson Street, #150, Carson City, Nevada 89701. Our telephone number is (916) 776 2166.

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

Exploration at the Santa Elena project area has been systematically directed as initial surface geologic mapping and sampling with some ground geophysical surveys as electro magnetics and radiometric. Evaluation of results has led to continued production sampling with percussion drilling and diamond core drilling of portions of areas of interest. This resulted in 3 major geologic structures which are open pit mined and are the main source of production. The producing structures are all associated with mixed hydrothermal quartz vein fissure filling and orogenic thrust fault conduits and are in the order of 0.5 to 9 g/t gold. Additional structures are in the area and will soon be evaluated and brought to production. The exploration resulted in the discovery of three major targets on Mexus’ three of nine concessions located on the Santa Elena gold project. This resulted in the company opening 3 pits: Julio 1, Julio 2 and Mexus 3. Mineralized material was crushed to 1/2inch minus and transferred to the existing heap leach pad via a conveyor system. All three pits show mineable grade gold up to 1 oz. per ton. All 3 pits show a viable chemistry after running four months and testing an estimated 25,000 tons. As of March 31, 2023, the Company is producing ore from the Julio 1 pit which is the most cost effective to mine and has proven to be very productive leaching material.

Preliminary reserve estimates at the Santa Elena project indicates a tonnage of approximately 1.5 to 5 million tons to a depth of 100 meters on the Julio structure. Geologic data further indicates the Julio structure is present at depths of

4 | Page

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

During the year ended March 31, 2023, the Company recorded an impairment for the Santa Elena Gold Project of $505,947 due to the inability of the Company to raise capital to develop this property as planned.

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

During the year ended March 31, 2023, the Company recorded an impairment for the Mabel Property of $324,000 due to the inability of the Company to raise capital to develop this property as planned.

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

5 | Page

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

6 | Page

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

California
Oklahoma
New Mexico
Arizona
White Sands Desert
Texas
MEXUS GOLD PROJECT
Big Bend Desert
Chihuahuan Desert
Sierra Madre Oriental Mountains
Gulf of California
Sierra Madre Occidental Mountains
LOCATION MAP
MARTHA ELENA - JULIO PROJECT
© 2015 INEGI
© 2015 Google
Data SIO, NOAA, U.S. Navy, NGA, GEBCO
Image Landsat
Imagery Date: Apr 10, 2013
12 R 781454.65 m E 3379491.36 m N elev 1557 m
Eye alt 2067.90 km

FIGURE 1 – SANTA ELENA PROJECT LOCATION MAP

7 | Page

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

8 | Page

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

9 | Page

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

10 | Page

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

11 | Page

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

12 | Page

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

13 | Page

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

While the Company, as of March 31, 2023, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

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

14 | Page

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

Item 1B.  Unresolved Staff Comments.

None

Item 1C.  Cybersecurity

The Company recognizes the importance of developing, implementing and maintaining cybersecurity measures to better safeguard our information systems and protect the confidentiality, integrity and availability of our data. Our management team will work to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We have not been subject to cybersecurity challenges that have materially impaired our operations or financial standing. In the future, the Company will require the Board and employees to complete cybersecurity training related to the physical security of assets, data privacy and other information security policies and procedures.

Item 2.  Properties

15 | Page

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

16 | Page

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

	High $	Low $

For the Fiscal Year Ended March 31, 2023

Fourth Quarter ended March 31, 2023	0.0009	0.0003
Third Quarter ended December 31, 2022	0.0011	0.0003
Second Quarter ended September 30, 2022	0.0030	0.0008
First Quarter ended June 30, 2022	0.0075	0.0017

For the Fiscal Year Ended March 31, 2022

Fourth Quarter ended March 31, 2022	0.0236	0.0040
Third Quarter ended December 31, 2021	0.0161	0.0039
Second Quarter ended September 30, 2021	0.0345	0.0105
First Quarter ended June 30, 2021	0.0450	0.0184

As of July 20, 2024, we had 3,304,114,112 shares of our common stock issued and outstanding, of which 2,620,202,349 shares were restricted.  The closing price of our common stock on July 19, 2024, was $0.0001.

Holders

At of the date of this report, we have approximately 364 holders of record of our common stock.

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

17 | Page

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2023 and 2022 the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

18 | Page

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

Results of Operations

The following management’s discussion and analysis of operating results and financial condition of Mexus Gold US is for the years ended March 31, 2023 and 2022. All amounts herein are in U.S. dollars.

Year Ended March 31, 2023 Compared with the Year Ended March 31, 2022

We had a net loss during the year ended March 31, 2023 of $1,796,728 compared to a net loss of $2,580,694 during the same period in 2022. The decrease in net loss is primarily attributable (i) a decrease in exploration costs of $274,318 (ii) a decrease in stock-based compensation – consulting services of $702,450 (iii) a decrease in interest expense of $234,527 (iv) a decrease in the loss on settlement of debt of $287,976 and (v) an increase in gain on the sale of equipment of $478,428. The decrease in the net loss is partially offset by (i) an increase in general and administration expense of $18,772 (ii) a decrease in gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities of $104,987 (iii) an increase in loss on disposition of equipment, as scrap, of $69,936 (iv) a decrease in the sale of gold of $172,683 and (v) an increase in impairment of mineral property costs of $829,947

On March 31, 2023, the Company determined that mineral property costs for the Santa Elena Mine and Project Mabel were fully impaired due to the inability of the Company to raise capital to develop the properties as planned.

Operating Expenses

Total operating expenses decreased to $897,554 for the year ended March 31, 2023, compared to $1,682,867 for the year ended March 31, 2022.  The decrease in operating expenses was primarily due to a decrease in general and exploration expense and stock-based expense – consulting services

For the year ended March 31, 2023, the Company had recoveries from the sale of gold of $0 compared to $172,683 for the year ended March 31, 2022. Sales of gold are reported as a reduction of exploration expense in the consolidated statement of operations since the Company is in the exploration stage.

19 | Page

Other Income (Expense)

We reported $899,174 of other expense during the year ended March 31, 2023 compared to $897,827 of other expenses during the same period in 2022.

The change in other income (expense) is mainly attributable to a decrease in the gain on the change in the fair value of and settlement of convertible promissory notes and derivative liabilities, increase in gain on sale of equipment, decrease in loss on settlement of debt, impairment of mineral property costs and a decrease in interest expense.

Liquidity and Capital Resources

On March 31, 2023, we had cash of $99,214 compared to cash of $7,174 on March 31, 2022.

Our property and equipment decreased to $173,143 on March 31, 2023, compared to $221,457 at March 31, 2022. The decrease in equipment is due to the purchase of equipment of $161,300, sale of equipment of $555,769, gain on sale of equipment of $483,218, loss on scrap disposition of equipment of $69,936 and depreciation expense of $67,126 during the year ended March 31, 2023.

We recorded an impairment loss for mineral property costs of $829,947 and $0 for the years ended March 31, 2023 and 2022, respectively.

Total assets decrease to $294,357 on March 31, 2023, compared to $1,058,578 on March 31, 2022.  The decrease in assets is primarily due to the gain on sale of equipment for cash and impairment of mineral property costs.

Our total liabilities decreased to $2,725,680 as of March 31, 2023, compared to $2,802,972 as of March 31, 2022.  The decrease in our total liabilities can be primarily attributed to a decrease in convertible promissory notes and derivative liabilities.

Our working capital deficit on March 31, 2023 and 2022 is $2,604,466 and $2,795,798, respectively.

Our net cash used in operating activities for the years ended March 31, 2023 is $619,729 and $681,264, respectively. Our net loss for the year ended March 31, 2023 of $1,796,728 was the main contributing factor for our negative cash flow offset mainly by depreciation and amortization of $67,126, stock-based compensation – consulting services of $184,525, non-cash interest expense of $600,793 and impairment of mineral property costs of $829,947.

Our net cash provided by investing activities for the year ended March 31, 2023 and 2022 is $555,769 and $6,357 respectively. Cash proceeds are from the sale of equipment.

Our net cash provided by financing activities for the years ended March 31, 2023 and 2022 is $156,000 and $674,000, respectively, mainly due to issuance of convertible promissory notes and common stock.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the year ended March 31, 2023, the Company incurred a net loss of $1,796,728 and used cash in operating activities of $619,729, and on March 31, 2023, had an accumulated deficit of $40,055,220. On March 31, 2023, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern.

20 | Page

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

21 | Page

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2023, the Company's internal control over financial reporting was not effective.

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

22 | Page

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

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of the date of this annual report, the name, age and position of our sole director/executive officer.

NAME	AGE	POSITION

Paul D. Thompson	80	President Chief Executive Officer Chief Financial Officer Principle Accounting Officer Secretary Director

The background of our sole director/executive officer is as follows:

Paul D. Thompson

Mr. Paul D. Thompson is our sole director and officer acting in the capacity of Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Thompson is 79 years old and has been involved in mining and the construction of mining equipment since 1959.  Past mining companies which Mr. Thompson has established and operated include: Thompson Mining Corp. which developed mining and milling prospects; Thompson Yellow Jacket Mining which performed underground mining and milling; and Golden Eagle Mining Corp. which performed drilling and exploration.  Mr. Thompson’s past mining activities include the Centennial Mine Project; the Otter Creek (placer) Project; and the "Big Hole" project on the Cosumnes River all located in El Dorado County, California.  In addition, during the late 1980’s Mr. Thompson successfully developed the Crystal Caves Mobil Home Park in South El Dorado County.  In Virginia City, Nevada, Mr. Thompson constructed a fully operating 1860's style 2 stamp mill for crushing and processing gold as an ongoing business to educate people on how gold was historically processed.  In addition, for the past three years, Mr. Thompson has been conducting mineral exploration in Sonora, Mexico resulting in the acquisition of approximately 9,000 hectares of claims and six mining concessions.

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

23 | Page

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2023, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

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

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal	Year			Stock	Option	Plan	Compensation	Compen
Position	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Paul D. Thompson	2023	$180,000	$0	$48,000	$0	$0	$0	$0	$228,000
President, Chief Executive Officer, Chief Financial Officer, and Secretary, and Director	2022	$180,000	$0	$324,800	$0	$0	$0	$0	$504,800

Employment Agreements

On March 31, 2023, the Company entered into a compensation agreement with Paul D. Thompson, the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock valued at an average of 5 days closing price, cash payments or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter.

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

24 | Page

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 3,304,114,112 issued and outstanding shares of our common stock as of July 20, 2024, by the following persons:

• each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

• each of our directors and executive officers; and

• all of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Paul D. Thompson(1)	106,733,696(2)(3)(5)	3.2%
Matthew Misener(6)	505,000,000(4)(5)	15.3%
Philip Robert Clark(7)	240,324,232	7.3%
William James McCreary(8)	234,600,798	7.1%
Mark Ashley(9)	200,000,000	6.1%
Richard D. Jacobsen(10)	280,586,172	8.5%
Francis & Alice Stadelman Revocable Living Trust(11)	359,695,670	10.9%
Robert A. Bear(12)	220,757,064	6.7%

All Officers and Directors as Group	96,733,696	2.9%

Total	2,147,697,632	64.5%

(1)1805 N. Carson Street, Suite 150, Carson City, NV 89701.

(2)Includes 86,733,696 shares of common stock held by Mr. Thompson individually; 33,000 shares of common stock held by Tioga Gold, Inc.; 9,146 shares of common stock held by Mexus Gold Mining S.A. C.V.; and 5,689 shares of common stock held by Mexus Gold International.

(3)Mr. Thompson owns 2,000,000 shares of our Series A Convertible Preferred Stock, $.001 par value. Each share of our Series A Convertible Preferred Stock converts into 10 shares of our common stock.  Assuming Mr. Thompson converted 100% of the Series A Convertible Preferred Stock held by him into shares of common stock, he would hold and additional 20,000,000 shares of common stock and a grand total of 106,733,696 shares of commons stock or approximately 3.2% of our issued and outstanding shares of common stock.

(4)Mr. Misener owns 500,000 shares of our Series A Convertible Preferred Stock, $.001 par value. Each share of our Series A Convertible Preferred Stock converts into 10 shares of our common stock.  Assuming Mr. Thompson converted 100% of the Series A Convertible Preferred Stock held by him into shares of common stock, he would hold and additional 10,000,000 shares of common stock and a grand total of 505,000,000 shares of commons stock or approximately 15.3% of our issued and outstanding shares of common stock.

(5)Holders of our Series A Convertible Preferred Stock have such number of votes as is determined by multiplying: (a) the number of shares of Series A Convertible Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Convertible Preferred Stock and common stock on a fully-diluted basis; and (c) 0.000006.  Accordingly, on any stockholders’ vote, Mr. Thompson has a total of 39,643,369,344 votes, and far greater than 50% of the issued and outstanding voting stock of the company.

(6)PO Box 488, Tonopah, NV 89049.

(7)1246 Upper Village Dr., Mississauga, ON, Canada.

(8)PO Box 465, Fairfield, CA 94533.

(9)23800 Hatteras Street, Woodlands, CA 91367.

(10)1001 Stonehaven Ave., Broomfield, CO 80020.

(11)313 Ohio Ave. SE, Bandon, OR 97411.

(12) 13662 Blanton Rd., Ashland, VA 23005

25 | Page

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

26 | Page

Item 14.  Principal Accounting Fees and Services.

Appointment of Auditors

Our Board of Directors selected RBSM LLP (“RBSM LLP”) as our auditors for the years ended March 31, 2023 and 2022.

Audit Fees

RBSM LLP billed us $72,000 in audit fees during the year ended March 31, 2023.

RBSM LLP billed us $72,500 in audit fees during the year ended March 31, 2022.

Audit-Related Fees

We did not pay any fees to RBSM LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2023 and 2022.

Tax and All Other Fees

RBSM LLP billed us $0 for tax compliance, tax advice, tax planning or other work during our fiscal year ending March 31, 2023.

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

With respect to the audit of our financial statements as of March 31, 2023 and  2022, and for the years then ended, none of the hours expended on RBSM LLP’s engagement to audit those financial statements were attributed to work by persons other than RBSM LLPs full-time, permanent employees.

27 | Page

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at March 31, 2023 and 2022

Consolidated Statements of Operations for the years ended March 31, 2023 and 2022

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended March 31, 2023 and 2022

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

28 | Page

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

Signatures	Title	Date

/s/ Paul D. Thompson Sr. Paul D. Thompson Sr.	Chief Executive Officer Chief Financial Officer Principal Executive Officer Principal Financial Officer President Secretary Director	August 2, 2024

30 | Page

MEXUS GOLD US AND SUBSIDARIES
CONSOLIDATED FINANCIAL STATEMENTS
(AN EXPLORATION STAGE COMPANY)
March 31, 2023 and 2022

Page

AUDITORS’ REPORT	32

CONSOLIDATED BALANCE SHEETS	34

CONSOLIDATED STATEMENTS OF OPERATIONS	35

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY	36

CONSOLIDATED STATEMENTS OF CASH FLOWS	37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	38

31 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mexus Gold US. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mexus Gold US. and subsidiaries (collectively, the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended March 31, 2023 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and 2022 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses. At March 31, 2023, the Company is in the exploration stage, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

32 | Page

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
August 2, 2024

New York | Washington, DC | California | Nevada

China | India | Greece

Member of ANTEA International with offices worldwide

33 | Page

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	March 31, 2022
ASSETS
CURRENT ASSETS
Cash	$99,214	$7,174
Receivables	22,000	-
TOTAL CURRENT ASSETS	121,214	7,174

FIXED ASSETS
Property and equipment, net of accumulated depreciation	173,143	221,457
TOTAL FIXED ASSETS	173,143	221,457

OTHER ASSETS
Mineral property costs	-	829,947
TOTAL OTHER ASSETS	-	829,947

TOTAL ASSETS	$294,357	$1,058,578

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$749,451	$582,762
Accounts payable - related party	423,452	453,971
Notes payable (net of unamortized debt discount of $0 and $0, respectively)	1,346,608	1,169,147
Notes payable - related party	141,169	141,169
Promissory notes	65,000	65,000
Convertible promissory notes (net of unamortized debt discount of $0 and $212,627, respectively)	-	227,509
Convertible promissory note derivative liabilities	-	163,230
Warrant derivative liabilities	-	184
TOTAL CURRENT LIABILITIES	2,725,680	2,802,972

TOTAL LIABILITIES	2,725,680	2,802,972

CONTINGENT LIABILITIES (Note 12)

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
9,000,000 shares of Preferred Stock, $0.001 par value per share, nil issued and outstanding	-	-
1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share	-	-
5,000,000,000 shares of Common Stock, $0.001 par value per share	-	-
Issued and outstanding
1,000,000 shares of Series A Convertible Preferred Stock (1,000,000 - March 31, 2022)	1,000	1,000
1,313,531,142 shares of Common Stock (400,659,071 - March 31, 2022)	1,313,531	400,659
Additional paid-in capital	36,191,805	35,962,118
Share subscription payable	117,561	150,321
Accumulated deficit	(40,055,220)	(38,258,492)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(2,431,323)	(1,744,394)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$294,357	$1,058,578

The accompanying notes are an integral part of these consolidated financial statements.

34 | Page

MEXUS GOLD US AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2023	2022
EXPENSES
Exploration (net of sale of gold of $0 and $172,683 for the year ended March 31, 2023 and 2022, respectively)	$130,158	$231,793
General and administrative	582,871	564,099
Stock-based expense - consulting services	184,525	886,975
Total operating expenses	897,554	1,682,867

OTHER INCOME (EXPENSE)
Foreign exchange	(5,426)	(8,018)
Interest	(600,793)	(835,320)
Gain on sale of equipment	483,218	4,790
Loss on disposition of equipment	(69,936)	-
Impairment of mineral property costs	(829,947)	-
Loss on settlement of debt	(41,425)	(329,401)
Gain on change in fair value and settlement of convertible promissory notes and derivative liabilities	165,135	270,122
Total other expense	(899,174)	(897,827)

NET LOSS BEFORE PROVISION FOR TAX	(1,796,728)	(2,580,694)

Income tax	-	-

NET LOSS	$(1,796,728)	$(2,580,694)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	808,634,701	261,839,072

The accompanying notes are an integral part of these consolidated financial statements.

35 | Page

	Preferred Stock		Series A Preferred Stock		Common Stock			Share		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Payable	Accumulated Deficit	Stockholders' Deficit

Balance, March 31, 2022	-	$-	1,000,000	$1,000	400,659,071	$400,659	$35,962,118	$150,321	$(38,258,492)	$(1,744,394)

Shares issued for services	-	-	-	-	199,900,000	199,900	885	(16,260)	-	184,525
Shares issued for cash	-	-	-	-	146,000,450	146,000	(12,500)	(16,500)	-	117,000
Shares issued for equipment	-	-	-	-	58,250,000	58,250	103,050	-	-	161,300
Shares issued on conversion of convertible notes and interest	-	-	-	-	444,163,715	444,164	87,492	-	-	531,656
Shares issued for the settlement with warrant holders	-	-	-	-	14,799,375	14,799	35,519	-	-	50,318
Shares issued in conjunction with the issuance of notes payable	-	-	-	-	50,000,000	50,000	15,000	-	-	65,000
Cancellation of shares	-	-	-	-	(241,469)	(241)	241	-	-	-
Net loss	-	-	-	-	-	-	-	-	(1,796,728)	(1,796,728)
Balance, March 31, 2023	-	$-	1,000,000	$1,000	1,313,531,142	$1,313,531	$36,191,805	$117,561	$(40,055,220)	$(2,431,323)

Year Ended March 31, 2022

	Preferred Stock		Series A Preferred Stock		Common Stock			Share		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription Payable	Accumulated Deficit	Stockholders' Deficit

Balance, March 31, 2021	-	$-	1,000,000	$1,000	177,714,055	$177,714	$33,775,064	$222,718	$(35,677,798)	$(1,501,302)

Shares issued for services	-	-	-	-	44,560,000	44,560	906,312	(63,897)	-	886,975
Shares issued for cash	-	-	-	-	68,169,435	68,169	178,831	(8,500)	-	238,500
Shares issued for note principal and interest	-	-	-	-	9,696,958	9,697	159,464	-	-	169,161
Shares issued for convertible notes principal and interest	-	-	-	-	82,193,123	82,193	854,983	-	-	937,176
Shares issued for the settlement of warrants					18,325,500	18,326	82,464			100,790
Beneficial conversion feature	-	-	-	-	-	-	5,000	-	-	5,000
Net loss	-	-	-	-	-	-	-	-	(2,580,694)	(2,580,694)
Balance, March 31, 2022	-	$-	1,000,000	$1,000	400,659,071	$400,659	$35,962,118	$150,321	$(38,258,492)	$(1,744,394)

The accompanying notes are an integral part of these consolidated financial statements.

36 | Page

MEXUS GOLD US AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,796,728)	$(2,580,694)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	67,126	70,368
Loss (gain) on settlement of debt and accounts payable	41,425	329,401
Stock-based compensation - consulting services	184,525	886,975
Non cash Interest expense	600,793	835,320
Gain on sale of equipment	(483,218)	(4,790)
Loss on disposition of equipment	69,936	-
Impairment of mineral property costs	829,947	-
Gain on change in fair value of derivative instruments	(165,135)	(270,122)
Changes in operating assets and liabilities:
Receivables	(22,000)	-
Increase in accounts payable and accrued liabilities, including related parties	53,600	52,278
NET CASH USED IN OPERTATING ACTIVITIES	(619,729)	(681,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	555,769	6,357
NET CASH PROVIDED BY INVESTING ACTIVITES	555,769	6,357

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	114,000	47,000
Repayment of notes payable	(60,000)	(31,000)
Advances from related party	29,100	-
Repayment to related party	(29,100)	-
Proceeds from the issuance of convertible promissory notes	65,000	419,500
Repayment of convertible promissory note	(80,000)	-
Proceeds from issuance of common stock, net	117,000	238,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	156,000	674,000

INCREASE (DECREASE) IN CASH	92,040	(907)

CASH, BEGINNING OF YEAR	7,174	8,081

CASH, END OF YEAR	$99,214	$7,174

Supplemental disclosure of cash flow information:
Interest paid	$3,360	$2,000
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for property and equipment	$161,300	$-
Shares issued for settlement of notes payable and interest	$-	$169,141
Shares issued for settlement of convertible notes and interest	$531,656	$937,176
Shares issued for settlement of warrants	$-	$100,790
Note payable issued to settle accounts payable and accrued interest	$64,300	$-
Shares issued in conjunction with the issuance of notes payable	$65,000	$-
Initial value of embedded derivative liability	$52,038	$283,842
Shares issued for the settlement with warrant holders	$50,318	$-
Beneficial conversion feature	$-	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

37 | Page

MEXUS GOLD US AND SUBSIDARIES

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the year ended March 31, 2023, the Company incurred a net loss of $1,796,728 and used cash in operating activities of $619,729, and on March 31, 2023, had an accumulated deficit of $40,055,220. On March 31, 2023, the Company is in the exploration stage. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.  The Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ending March 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. Certain 2022 financial statement amounts have been reclassified to conform to the financial statement presentation adopted in the current year.

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

38 | Page

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

On March 31, 2023, the Company determined that mineral property costs for the Santa Elena Mine and Project Mabel were fully impaired due to the inability of the Company to raise capital to develop the properties as planned.

During the year ended March 31, 2023 and 2022, we impaired mineral property costs and recognized impairment expense of $829,947 and $0, respectively.

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.

39 | Page

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

Derivative Instruments

Accounting standards require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  A change in the market value of the financial instrument is recognized as a gain or loss in the results of operations in the period of change.

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

40 | Page

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. For the years ended March 31, 2023 and 2022, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The associated asset retirement costs are supposed to be capitalized as part of the carrying amount of the related mineral properties. As of March 31, 2023 and 2022 the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

41 | Page

On March 31, 2023 and 2022, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive:

	March 31, 2023	March 31, 2022
Common stock issuable upon conversion of notes payable and convertible promissory notes	6,423,023	63,521,110
Common stock issuable upon conversion of warrants	-	110,000
Common stock issuable to satisfy stock payable obligations	15,135,465	18,085,315
Common stock issuable upon conversion of Series A Preferred Stock	1,000,000	1,000,000
Total	22,558,488	82,716,425

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

4.  MINERAL PROPERTIES AND EXPLORATION COSTS

The following is a continuity of mineral property acquisition costs capitalized on the consolidated balance sheets during the years ended March 31, 2023 and 2022:

	Balance	Cash	Share-based	Impairment	Balance
	March 31,	Payments	Payments		March 31,
	2022				2023
Ures Property (a)	$-	$-	$-	$-	$-
Santa Elena Mine (b)	505,947	-	-	(505,947)	-
San Felix Project (c)	-	-	-	-	-
Project Mabel (d)	324,000	-	-	(324,000)	-
	$829,947	$-	$-	$(829,947)	$-

	Balance	Cash	Share-based	Impairment	Balance
	March 31,	Payments	Payments		March 31,
	2021				2022
Ures Property (a)	$-	$-	$-	$-	$-
Santa Elena Mine (b)	505,947	-	-	-	505,947
San Felix Project (c)	-	-	-	-	-
Project Mabel (d)	324,000	-	-	-	324,000
	$829,947	$-	$-	$-	$829,947

42 | Page

The following is a continuity of exploration costs expensed in the consolidated statements of operation:

	Balance	Cash	Share-based	Balance
	March 31,	Payments	Payments	March 31,
	2022			2023
Ures Property (a)	$2,364,394	$-	$-	$2,364,394
Santa Elena Mine (b)	7,156,889	130,158	23,500	7,310,547
	$9,521,283	$130,158	$23,500	$9,674,941

	Balance	Cash	Share-based	Balance
	March 31,	Payments	Payments	March 31,
	2021			2022
Ures Property (a)	$2,289,780	$26,539	$48,075	$2,364,394
Santa Elena Mine (b)	6,778,952	377,937	-	7,156,889
	$9,068,732	$404,476	$48,075	$9,521,283

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

43 | Page

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

i)Project “Mabel” – Declaration of Intent dated January 18, 2018 with participation of 90% Mexus Gold MX and 10% Pacific Comox S.A. de C.V. (“Pacific Comox”). The administrator of Pacific Comox is Cesar Maruicio Lemas Contreras. This LOI contemplates transfers of mining rights at concessions 216136, 216137, 218587, 218588, 190649, 172975, 2019102, 172960, 180700, 222782 and 222783, which together add up to 2,128.2003 hectares.

ii)Project “El Plomito” – Declaration of Intent dated January 23, 2018 with participation of 50% Mexus Gold MX and 50% Pacific Comox. This LOI contemplates transfers of mining rights at concessions 220563, 213711, 215941, 216544, 200395 and 222989, which together add up to 275.02 hectares.

iii)Project “La Famosa” – Declaration of Intent dated January 21, 2018 with participation of 50% Mexus Gold MX and 50% Pacific Comox. This LOI contemplates transfers of mining rights at concessions 220394, 220395, 220840, 220841 and 199006, which together add up to 200.0568 hectares.

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

During the year ended March 31, 2023, the Company recorded an impairment for the Santa Elena Gold Project of $505,947 and an impairment for the Mabel Property of $324,000 due to the inability of the Company to raise capital to develop this property as planned.

5.  PROPERTY & EQUIPMENT

	Cost	Accumulated Depreciation	March 31, 2023 Net Book Value	March 31, 2022 Net Book Value
Mining tools and equipment	$807,812	$634,669	$173,143	$220,558
Vehicles	57,008	57,008	--	899
	$864,820	$691,677	$173,143	$221,457

Depreciation expense for year ended March 31, 2023 and 2022 was $67,126 and $70,368, respectively.

During the years ended March 31, 2023 and 2022, the Company received cash proceeds of $555,769 and $6,357 for the sale of equipment resulting in a gain on sale of equipment of $483,218 and $4,790, respectively.

During the years ended March 31, 2023 and 2022, the Company disposed of equipment for no proceeds, as scrap, with a carrying value of $69,936 and $0, respectively, resulting in loss on disposal of equipment of $69,936 and $0, respectively.

44 | Page

6.  ACCOUNTS PAYABLE – RELATED PARTIES

During the years ended March 31, 2023 and 2022, the Company incurred rent expense to Paul D. Thompson, the sole director and officer of the Company, of $49,088 and $48,000, respectively. On March 31, 2023 and 2022, $229,453 and $182,619 for this and other obligations are outstanding, respectively.

Compensation

On March 31, 2023, the Company entered into a compensation agreement with Paul D. Thompson Sr., the sole director and officer of the Company. Mr. Thompson is compensated $15,000 per month and has the option to take payment in Company stock, cash payment or deferred payment in stock or cash. In addition, Mr. Thompson is due 2,000,000 shares of common stock at the end of each fiscal quarter. On March 31, 2023 and 2022, $193,999 and $271,352 of compensation due is included in accounts payable – related party, respectively and $1,400 for 2,000,000 shares and $10,400 for 2,000,000 shares of common stock due is included in share subscriptions payable, respectively.

7.  NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

During the year ended March 31, 2023, the Company issued the following notes payable:

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

viii)On February 8, 2023. the Company issued a promissory note for cash with $2,000 in principal. The promissory note bears interest of 10% per annum, is unsecured and due on August 8, 2023.

During the years ended March 31, 2023 and 2022, note principal of $0 and $156,641 (principal $152,514 and $4,127), respectively, was paid through the issuance of 0 shares and 8,416,395 shares of common stock, respectively.  In addition, for years ended March 31, 2023 and 2022, the Company paid $60,000 and $31,000 in cash, respectively, to settle debt.

45 | Page

On March 31, 2023 and 2022, the carrying value of the notes payable totaled $1,346,608 (net of unamortized debt discount of $0) and $1,169,147 (net of unamortized debt discount of $0), respectively.

Notes payable – related party – On March 31, 2023 and 2022, notes payable – related party of $141,169 and $141,169, respectively, are due to Paul Thompson Sr., the sole officer and director of the Company. These notes bear interest from 0% to 12% per annum.

During the year ended March 31, 2023, the Company was advanced $29,100 in cash from Wildcat Mining LLC. Wildcat Mining LLC is controlled by Paul Tompson Sr. The Company fully repaid these advances during the year ended March 31, 2023 plus $2,910 in interest.

Interest and amortization of debt discount was $124,162 and $77,211 for the year ended March 31, 2023 and 2022, respectively.

On March 31, 2023 and 2022, accrued interest of $458,304 and $323,133, respectively, is included in accounts payable and accrued liabilities.

On March 31, 2023, $1,419,316 of notes payable and notes payable – related party were in default. There are no default provisions stated in these notes.

8.  PROMISSORY NOTES

On March 31, 2023 and 2022, outstanding Promissory Notes were $65,000 and $65,000, respectively. The Note bear interest of 4% per annum and are due on December 31, 2013. The Note is secured by all of Mexus Gold US shares of stock in Mexus Resources S.A. de C.V. and a personal guarantee of Paul D. Thompson. As of March 31, 2023, the Company has not made the scheduled payments and is in default on this promissory note. The default interest rate on the notes is seven percent per annum.  On March 31, 2023 and 2022, accrued interest of $62,486 and $54,146, respectively, is included in accounts payable and accrued liabilities.

9.  CONVERTIBLE PROMISSORY NOTES

Power Up Lending Group Ltd.

On October 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $52,500 less transaction costs of $2,500 bearing a 12% annual interest rate and maturing October 15, 2021 for $50,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $11,818 (accreted value of $80,769 less debt discount of $68,951). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.  On March 31, 2021, the Note is recorded at an accreted value of $47,801 ($85,205 less unamortized debt discount of $37,404). From April 22, 2021 to April 30, 2021, the Company issued 4,274,515 shares of common stock of the Company with the fair value $102,609 to the Holder to fully settle the Note resulting in a loss on settlement of $16,993. Interest and amortization of debt discount was $0 and $37,815 for the years ended March 31, 2023 and 2022, respectively.

On December 15, 2020, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing December 15, 2021 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $6,797 (accreted value of $66,923 less debt discount of $60,126). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110%

46 | Page

of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $26,590 ($69,255 less unamortized debt discount of $42,665). From June 16, 2021 to June 18, 2021, the Company issued 2,891,728 shares of common stock of the Company with the fair value $82,483 to the Holder to fully settle the Note resulting in a loss on settlement of $11,544. Interest and amortization of debt discount was $0 and $44,348 for the years ended March 31, 2023 and 2022, respectively.

On January 20, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing January 20, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $0 (accreted value of $66,923 less debt discount of $66,923). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $11,364 ($68,463 less unamortized debt discount of $57,099). From July 26, 2021 to August 9, 2021, the Company issued 3,137,298 shares of common stock of the Company with the fair value $73,615 to the Holder to fully settle the Note resulting in a loss on settlement of $2,677. Interest and amortization of debt discount was $0 and $59,574 for the years ended March 31, 2023 and 2022, respectively.

On March 1, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing March 1, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $1,453 (accreted value of $59,231 less debt discount of $57,778). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2021, the Note is recorded at an accreted value of $6,786 ($59,815 less unamortized debt discount of $53,029), respectively. From September 7, 2021 to September 14, 2021, the Company issued 4,877,232 shares of common stock of the Company with the fair value $82,985 to the Holder to fully settle the Note resulting in a loss on settlement of $20,201. Interest and amortization of debt discount was $0 and $55,999 for the years ended March 31, 2023 and 2022, respectively.

On April 5, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $40,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 5, 2022 for $36,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $13,462 (accreted value of $61,538 less debt discount of $48,076).The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From October 6, 2021 to October 19, 2021, the Company issued 4,719,595 shares of common stock of the Company with the fair value $68,615 to the Holder to fully settle the Note resulting in a loss on settlement of $3,385. Interest and amortization of debt discount was $0 and $51,769 for the years ended March 31, 2023 and 2022, respectively.

47 | Page

On April 29, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 29, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $12,600 (accreted value of $59,231 less debt discount of $46,631). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From November 3, 2021 to November 16, 2021, the Company issued 6,457,205 shares of common stock of the Company with the fair value $61,846 to the Holder to fully settle the Note resulting in a gain on settlement of $939. Interest and amortization of debt discount was $0 and $50,184 for the years ended March 31, 2023 and 2022, respectively.

On May 20, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing May 20, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $11,694 (accreted value of $66,923 less debt discount of $55,229). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From November 26, 2021 to December 21, 2021, the Company issued 12,890,325 shares of common stock of the Company with the fair value $86,179 to the Holder to fully settle the Note resulting in a loss on settlement of $15,241. Interest and amortization of debt discount was $0 and $59,244 for the years ended March 31, 2023 and 2022, respectively.

On June 14, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing June 14, 2022 for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $10,341 (accreted value of $66,923 less debt discount of $56,582). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From January 4, 2022 to January 5, 2022, the Company issued 17,077,778 shares of common stock of the Company with the fair value $212,383 to the Holder to fully settle the Note resulting in a loss on settlement of $141,444. Interest and amortization of debt discount was $0 and $60,598 for the years ended March 31, 2023 and 2022, respectively.

On July 28, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing July 28, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $15,712 (accreted value of $59,231 less debt discount of $43,519). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days

48 | Page

at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On February 1, 2022, the Company issued 10,464,103 shares of common stock of the Company with the fair value $78,481 to the Holder to fully settle the Note resulting in a loss on settlement of $15,696. Interest and amortization of debt discount was $0 and $47,072 for the years ended March 31, 2023 and 2022, respectively.

On August 17, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $45,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing August 17, 2022 for $41,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $21,454 (accreted value of $69,231 less debt discount of $47,019). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From February 18, 2022 to March 10, 2022, the Company issued 15,403,344 shares of common stock of the Company with the fair value $87,980 to the Holder to fully settle the Note resulting in a loss on settlement of $14,595. Interest and amortization of debt discount was $0 and $51,172 for the years ended March 31, 2023 and 2022, respectively.

On October 5, 2021, the Company issued a Convertible Promissory Note (“Note”) to Power Up Lending Group Ltd. (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing October 5, 2022 for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $15,964 (accreted value of $59,231 less debt discount of $43,267). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On March 31, 2022 the Note is recorded at an accreted value of $40,392 ($48,500 less unamortized debt discount of $8,108). From April 8, 2022 to April 13, 2022, the Company issued 13,710,945 shares of common stock of the Company with the fair value $69,764 to the Holder to fully settle the Note resulting in a loss on settlement of $6,979. Interest and amortization of debt discount was $22,393 and $24,429 for the years ended March 31, 2023 and 2022, respectively. This Note has been paid in full.

Sixth Street Lending LLC

On December 7, 2021, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing December 7, 2022, for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. At inception, the carrying value of the Note was $17,365 (accreted value of $59,231 less debt discount of $41,866). The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From June 9, 2022 to August 1, 2022, the Company issued 27,022,118 shares of common stock of the Company with the fair value $73,062 to the Holder to fully settle the Note resulting in a loss on settlement of $10,278. Interest and amortization of debt discount was $30,124 and $15,296 for the years ended March 31, 2023 and 2022, respectively. This Note has been paid in full.

49 | Page

On January 10, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $43,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing January 10, 2023, for $40,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $34,059, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From August 3, 2022 to August 10, 2022, the Company issued 38,425,000 shares of common stock of the Company with the fair value $78,193 to the Holder to fully settle the Note resulting in a loss on settlement of $7,253. Interest and amortization of debt discount was $49,871 and $15,126 for the years ended March 31, 2023 and 2022, respectively. This Note has been paid in full.

On February 11, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $40,000 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing February 11, 2023, for $36,500 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $34,920, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From August 16, 2022 to September 6, 2022, the Company issued 42,797,203 shares of common stock of the Company with the fair value $67,832 to the Holder to fully settle the Note resulting in a loss on settlement of $2,601. Interest and amortization of debt discount was $54,795 and $8,856 for the years ended March 31, 2023 and 2022, respectively. This Note has been paid in full.

On March 9, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $48,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing March 9, 2023, for $45,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $36,212, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From September 14, 2022 to October 10, 2022, the Company issued 75,720,267 shares of common stock of the Company with the fair value $78,506 to the Holder to fully settle the Note resulting in a loss on settlement of $586.  Interest and amortization of debt discount was $65,797 and $4,507 for the years ended March 31, 2023 and 2022, respectively. This Note has been paid in full.

On April 6, 2022, the Company issued a Convertible Promissory Note (“Note”) to Sixth Street Lending LLC (“Holder”) in the original principal amount of $38,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing April 6, 2023, for $35,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $21,877, which was recorded as debt discount. The Company may repay the Note if repaid in cash

50 | Page

within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From October 18, 2022 to December 1, 2022, the Company issued 98,788,183 shares of common stock of the Company with the fair value $74,640 to the Holder to fully settle the Note resulting in a loss on settlement of $11,855.  Interest and amortization of debt discount was $49,661 and $0 for the years ended March 31, 2023 and 2022, respectively. This Note has been paid in full.

1800 Diagonal Lending LLC

On May 31, 2022, the Company issued a Convertible Promissory Note (“Note”) to 1800 Diagonal Lending LLC (“Holder”) in the original principal amount of $33,500 less transaction costs of $3,500 bearing a 12% annual interest rate and maturing May 31, 2023, for $30,000 in cash. After 180 days after the issue date, this Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 65% of the market price defined as the average of the lowest two trading prices during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $30,161, which was recorded as debt discount. The Company may repay the Note if repaid in cash within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. From December 15, 2022 to January 11, 2023, the Company issued 147,699,999 shares of common stock of the Company with the fair value $89,660 to the Holder resulting in a loss on settlement of $35,445.  Interest and amortization of debt discount was $54,376 and $0 for the years ended March 31, 2023 and 2022, respectively. This Note has been paid in full.

Crown Bridge Partners, LLC

On August 11, 2020, the Company issued a Convertible Promissory Note (“Note”) to Crown Bridge Partners, LLC (“Holder”) in the original principal amount of $55,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing August 10, 2021 for $50,000 in cash. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price defined as the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113 which was recorded as a debt discount. At inception, the carrying value of the Note was $0 (accreted value of $91,667 less debt discount of $91,667). The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, between 61 days and 120 days at 135% of the original principal amount plus interest and between 121 days and 180 days at 145% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $91,113, of which $50,000 was recorded as debt discount and the remainder of $41,113 was recorded expensed and included in gain (loss) on derivative liability. On June 10, 2022, the Holder and the Company entered into an agreement to fully settle the Note for $80,000 in cash (paid $60,000 prior to June 30, 2022 and with the last payment of $20,000 on July 7, 2022). The settlement included all related obligations for the Note including principal, interest, warrants issued in conjunction with the Note and reserved shares. The settlement in the Note resulted in a gain on settlement of debt of $32,401. On March 31, 2023 and 2022, the Note is recorded at an accreted value of $0 and $109,658 ($109,658 less unamortized debt discount of $0), respectively. Interest and amortization of debt discount was $2,744 and $44,242 for the years ended March 31, 2023 and 2022, respectively. This Note has been paid in full.

10.  CONVERTIBLE PROMISSORY NOTE DERIVATIVE LIABILITY

The Convertible Promissory Notes (“Notes”) with Power Up Lending Group Ltd., Crown Bridge Partners, LLC Sixth Street Lending LLC and 1800 Diagonal Lending LLC was accounted for under ASC 815.  The variable conversion price is not considered predominantly based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory notes derivative liabilities has been measured at fair value using the Black-Scholes model.

51 | Page

The inputs into the Black-Scholes models are as follows:

	December 31, 2022	March 31, 2022	March 31, 2021
Closing share price	$0.0004	$0.0052	$0.0257
Conversion price	$0.0004	$0.0049 - $0.0051	$0.0233 - $0.0234
Risk free rate	4.76%	1.06% - 1.50%	0.04%
Expected volatility	123%	159% - 195%	136% - 161%
Dividend yield	0%	0%	0%
Expected life (years)	0.42	0.50 – 0.94	0.36 – 0.81

Continuity of the Fair value of the Conversion Option Derivative Liabilities	Year Ended March 31, 2023	Year Ended March 31, 2022
Opening	$163,230	$138,539
Initial value	52,038	283,843
Decrease in fair value	(215,268)	(259,152)
Closing	$0	$163,230

11.  WARRANT LIABILITY

In conjunction with the issuance of the Convertible Promissory Notes with Crown Bridge Partners, LLC on November 21, 2019 and August 11, 2020, the Company issued, with each Note, 1,100,000 warrants with an exercise price of $1.00 and a term of five years. On July 7, 2022, these warrants were fully settled by the Company.

These warrants are subject to down round and other anti-dilution protections. These warrants are classified as a liability since there is a possibility during the life of these warrants the Company will not have enough authorized shares available if these warrants are exercised.

The inputs into the Black-Scholes models are as follows:

March 31, 2022
Closing share price	$0.0052
Conversion price	$1.00 - $0.10
Risk free rate	2.35 – 2.45%
Expected volatility	171 – 182%
Dividend yield	0%
Expected life (years)	2.65– 3.36

Continuity of the Fair value of the Warrant Liabilities	Year Ended March 31, 2023	Year Ended March 31, 2022
Opening	$184	$12,669
Issue of 18,325,500 shares of common stock for the settlement of warrants at fair value	-	(1,515)
Decrease in fair value	(184)	(10,970)
Closing	$0	$184

12.  CONTINGENT LIABILITIES

An asset retirement obligation is a legal obligation associated with the disposal or retirement of a tangible long-lived asset that results from the acquisition, construction or development, or the normal operations of a long-lived asset, except for certain obligations of lessees.  While the Company, as of March 31, 2023, does not have a legal obligation associated with the disposal of certain chemicals used in its leaching process, the Company estimates it will incur costs up to $50,000 to neutralize those chemicals at the close of the leaching pond.

52 | Page

13.  STOCKHOLDERS’ (DEFICIT) EQUITY

The stockholders’ (deficit) equity of the Company comprises the following classes of capital stock as of March 31, 2023 and 2022:

Preferred Stock, $0.001 par value per share; 9,000,000 shares authorized, 0 issued and outstanding on March 31, 2023 and 2022.

Series A Convertible Preferred Stock (‘Series A Preferred Stock”), $0.001 par value share; 1,000,000 shares authorized: 1,000,000 shares issued and outstanding on March 31, 2023 and 2022.

Holders of Series A Preferred Stock may convert one share of Series A Preferred Stock into ten shares of Common Stock.  Holders of Series A Preferred Stock have the number of votes determined by multiplying (a) the number of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding Series A Preferred Stock and Common Stock on a fully diluted basis, and (c) 0.000006.

Common Stock, par value of $0.001 per share; 5,000,000,000 shares authorized: 1,313,531,142 and 400,659,071 shares issued and outstanding on March 31, 2023 and 2022, respectively. Holders of Common Stock have one vote per share of Common Stock held.

Common Stock Issued

(i)Year Ended March 31, 2023

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

On June 21, 2022, the Company erroneously issued 14,799,375 shares of common stock to satisfy obligations under share subscription agreements of $50,318 to warrant holders included in share subscriptions payable. The fair value of these shares of $50,318 is included in gain on change in fair value and settlement of convertible promissory notes and derivative liabilities on the consolidated statements of operations.

On June 27, 2022, the Company issued 14,285,714 shares of common stock to satisfy obligations under share subscription agreements of $40,000 for settlement of convertible notes included in share subscriptions payable.

53 | Page

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

54 | Page

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

On March 23, 2023, the Company issued 3,000,300 shares of common stock to satisfy obligations under share subscription agreements of $2,000 for settlement of cash included in share subscriptions payable.

On March 23, 2023, the Company issued 25,000,000 shares of common stock to satisfy obligations under share subscription agreements of $20,000 for settlement of services included in share subscriptions payable.

(ii)Year Ended March 31, 2022

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

55 | Page

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

On August 31, 2021, the Company issued 3,280,000 shares of common stock to satisfy obligations under share subscription agreements of $36,000 for cash included in share subscriptions payable.

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

56 | Page

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

57 | Page

Common Stock Payable

(i)March 31, 2023

As at March 31, 2023, the Company had total subscriptions payable for 15,135,465 shares of common stock for $29,366 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $39,611 and shares of common stock for notes payable of $20,673.

(ii)March 31, 2022

As at March 31, 2022, the Company had total subscriptions payable for 18,085,315 shares of common stock for $45,867 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $55,870 and shares of common stock for notes payable of $20,673.

14.  RELATED PARTY TRANSACTIONS

During the years ended March 31, 2023 and 2022, the Company entered into the following transactions with related parties:

Paul D. Thompson, sole director and officer of the Company

Taurus Gold, Inc., controlled by Paul D. Thompson

Accounts payable – related parties – Note 6

Notes payable and notes payable – relate party – Note 7

15.  INCOME TAXES

The Company had no income tax expense due to operating loss incurred for the years ended March 31, 2023 and 2022.

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

58 | Page

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities on March 31, 2023 and 2022 are comprised of the following:

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022
Deferred tax assets:
Net-operating loss carryforward	$5,286,489	$5,213,787
Total deferred tax assets	5,286,489	5,213,787
Valuation allowance	(5,286,489)	(5,213,787)
Deferred tax assets, net of allowance	$-	$-

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022
Federal
Current	$-	$-
Deferred	5,286,489	5,213,787
State	-	-
Current	-	-
Deferred	-	-
Change in valuation allowance	(5,286,489)	(5,213,787)
Income tax provision	$-	$-

We have a net operating loss ("NOL") carry forward for U.S. income tax purposes aggregating approximately $20.0M as of March 31, 2023 expiring through the tax year 2039, subject to the Internal Revenue Code Section 382/383, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, to U.S. NOL's, we have a Mexico NOL for our Mexico operations as of March 31, 2023 of approximately $3.6M that expires through 2033.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets on March 31, 2023. The valuation allowance increased by approximately $0.1 million as of March 31, 2023.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Statutory Federal Income Tax Rate	21%	21%
Non-deductible expenses	(14%)	(14%)
Change in valuation allowance	(7%)	(7%)
Income tax provision	-	-

The Company has not identified any uncertain tax positions requiring a reserve as of March 31, 2023.

The Company has not filed its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, Information Return of U.S. Persons With Respect to Certain Foreign Corporations for the years ended March 31, 2010 through 2023. Failure to furnish any information with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.

59 | Page

16.  SUBSEQUENT EVENTS

Common Stock Issued

On May 9, 2023, the Company issued 10,400,000 shares of common stock to satisfy obligations under share subscription agreements of $7,280 for settlement of services included in share subscriptions payable.

On January 23, 2024, the Company issued 200,000,000 shares of common stock to satisfy obligations under share subscription agreements of $20,000 for settlement of services included in share subscriptions payable.

On February 27, 2024, the Company issued 5,000,000 shares of common stock to satisfy obligations under share subscription agreements of $25,000 for cash included in share subscriptions payable.

On February 28, 2024, the Company issued 1,500,000 shares of common stock to satisfy obligations under share subscription agreements of $150 for settlement of services included in share subscriptions payable.

On May 1, 2024, the Company issued 10,400,000 shares of common stock to satisfy obligations under share subscription agreements of $9,360 for settlement of services included in share subscriptions payable.

On May 8, 2024, the Company issued 1,196,512,840 shares of common stock to satisfy obligations under share subscription agreements of $1,185,443 for settlement of notes payable and accrued interest included in share subscriptions payable.

On May 8, 2024, the Company issued 10,400,000 shares of common stock to satisfy obligations under share subscription agreements of $52,000 for cash included in share subscriptions payable.

On May 15, 2024, the Company issued 5,870,130 shares of common stock to satisfy obligations under share subscription agreements of $7,044 for settlement of notes payable and accrued interest included in share subscriptions payable.

On May 17, 2024, the Company issued 50,000,000 shares of common stock to satisfy obligations under share subscription agreements of $25,000 for cash included in share subscriptions payable.

On May 17, 2024, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock to Paul D. Thompson, sole director and officer of the Company to settle $150,000 of debt.

On May 31, 2024, the Company issued 500,000,000 shares of common stock and 500,000 shares of Series A Convertible Preferred Stock to satisfy obligations under share subscription agreements of $225,000 for cash and $25,000 for stock subscription receivable included in share subscriptions payable.

On July 12, 2024, the Company issued 500,000 shares of common stock to satisfy obligations under share subscription agreements of $50 for settlement of services included in share subscriptions payable.

Sale of Equipment

During the period from April 1, 2023 to July 20, 2024, the Company received cash proceeds of $14,000 for the sale of equipment.

Common Stock Payable

As of July 20, 2024, the Company had total subscriptions payable for 39,835,315 shares of common stock for $28,366 in cash, shares of common stock for interest valued at $27,911, shares of common stock for services valued at $41,480 and shares of common stock for notes payable of $20,673.

60 | Page